Form 10-Q
period 2004-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2005-03-14
CIK 1302324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
    COMMISSION FILE NUMBER: 333-119130


                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in Its Charter)

                 PENNSYLVANIA                               68-0593604
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

            1834 WEST OREGON AVENUE
          PHILADELPHIA, PENNSYLVANIA                           19145
   (Address of Principal Executive Offices)                  (Zip Code)

                                 (215) 755-1500
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 10, 2005, no shares of the Registrant's common stock were issued and outstanding. *


* The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on January 27, 2005.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Unaudited Statements of Financial Condition as of
               December 31, 2004 and September 30, 2004                      2

               Unaudited Statements of Income for the Three
               Months Ended December 31, 2004 and 2003                       3

               Unaudited Statement of Changes in Retained Earnings
               and Comprehensive Income for the Three Months Ended
               December 31, 2004                                             4

               Unaudited Statements of Cash Flows for the Three
               Months Ended December 31, 2004 and 2003                       5

               Notes to Unaudited Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          13

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                  20

     Item 4.   Controls and Procedures                                      23

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                            24

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  24

     Item 3.   Defaults Upon Senior Securities                              24

     Item 4.   Submission of Matters to a Vote of Security Holders          24

     Item 5.   Other Information                                            24

     Item 6.   Exhibits                                                     24

     SIGNATURES                                                             25


PRUDENTIAL SAVINGS BANK

UNAUDITED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------------------------------------------------------------

                                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                                            2004                2004
                                                                                        ------------        ------------
ASSETS

Cash and amounts due from depository institutions                                       $  5,626,100        $  4,627,592
Interest-bearing deposits                                                                  9,939,925           5,433,169
                                                                                        ------------        ------------

           Total cash and cash equivalents                                                15,566,025          10,060,761

Investment securities held to maturity (estimated fair value--December 31, 2004,
  $108,471,402; September 30, 2004, $114,491,562)                                        109,542,883         114,806,161
Investment securities available for sale (amortized cost--December 31, 2004,
  $39,007,064; September 30, 2004, $39,007,038)                                           40,447,181          40,286,790
Mortgage-backed securities held to maturity (estimated fair value--
  December 31, 2004, $77,386,181; September 30, 2004, $82,074,306)                        76,026,012          80,931,942
Loans receivable--net of allowance for loan losses (December 31, 2004, $557,956;
  September 30, 2004, $557,956)                                                          154,208,387         151,564,693
Accrued interest receivable:
  Loans receivable                                                                           792,613             770,610
  Mortgage-backed securities                                                                 333,955             357,011
  Investment securities                                                                    1,648,658           1,520,046
Real estate owned                                                                            547,784             547,784
Federal Home Loan Bank stock--at cost                                                      2,091,900           2,074,000
Office properties and equipment--net                                                       1,825,311           1,879,367
Prepaid expenses and other assets                                                          1,973,531           1,839,059
                                                                                        ------------        ------------

TOTAL ASSETS                                                                            $405,004,240        $406,638,224
                                                                                        ============        ============

LIABILITIES AND RETAINED EARNINGS

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                $  2,380,894        $  2,231,839
     Interest-bearing                                                                    345,651,676         346,926,671
                                                                                        ------------        ------------
           Total deposits                                                                348,032,570         349,158,510
  Advances from Federal Home Loan Bank                                                    13,852,535          13,862,127
  Accrued interest payable                                                                   205,066           1,851,239
  Advances from borrowers for taxes and insurance                                          1,671,709           1,030,168
  Accounts payable and accrued expenses                                                    1,174,157           1,601,646
  Deferred income taxes                                                                      168,203              35,997
                                                                                        ------------        ------------

           Total liabilities                                                             365,104,240         367,539,687
                                                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

RETAINED EARNINGS:
   Retained earnings                                                                      38,963,924          38,266,698
   Accumulated other comprehensive income                                                    936,076             831,839
                                                                                        ------------        ------------

           Total retained earnings                                                        39,900,000          39,098,537
                                                                                        ------------        ------------

TOTAL LIABILITIES AND RETAINED EARNINGS                                                 $405,004,240        $406,638,224
                                                                                        ============        ============

See notes to unaudited financial statements.

PRUDENTIAL SAVINGS BANK

UNAUDITED STATEMENTS OF INCOME
----------------------------------------------------------------------------

                                                        THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                ----------------------------
                                                   2004              2003
                                                ----------        ----------

INTEREST INCOME:
  Interest on loans                             $2,289,278        $2,132,814
  Interest on mortgage-backed securities         1,032,801         1,130,091
  Interest and dividends on investments          1,671,614         1,594,409
                                                ----------        ----------

          Total interest income                  4,993,693         4,857,314
                                                ----------        ----------

INTEREST EXPENSE:
  Interest on deposits                           2,039,470         2,076,029
  Interest on borrowings                           195,324           201,367
                                                ----------        ----------

          Total interest expense                 2,234,794         2,277,396
                                                ----------        ----------

NET INTEREST INCOME                              2,758,899         2,579,918

PROVISION FOR LOAN LOSSES                               --                --
                                                ----------        ----------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                                2,758,899         2,579,918
                                                ----------        ----------

NON-INTEREST INCOME:
  Fees and other service charges                   131,932           123,274
  Other                                             32,355            25,506
                                                ----------        ----------

          Total non-interest income                164,287           148,780
                                                ----------        ----------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                   857,931           768,631
  Pension                                          154,741           140,158
  Data processing                                  124,949            58,795
  Office occupancy                                  71,555            77,430
  Depreciation                                      68,377            65,044
  Payroll taxes                                     59,011            55,199
  Professional services                             42,498            54,248
  Litigation expense                               174,206              --
  Other                                            309,894           354,883
                                                ----------        ----------

           Total non-interest expenses           1,863,162         1,574,388
                                                ----------        ----------

INCOME BEFORE INCOME TAXES                       1,060,024         1,154,310
                                                ----------        ----------

INCOME TAXES:
  Current                                          286,720           445,795
  Deferred                                          76,078              --
                                                ----------        ----------

          Total                                    362,798           445,795
                                                ----------        ----------

NET INCOME                                      $  697,226        $  708,515
                                                ==========        ==========


See notes to unaudited financial statements.


PRUDENTIAL SAVINGS BANK

UNAUDITED STATEMENT OF CHANGES IN RETAINED EARNINGS AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------

                                                                            ACCUMULATED
                                                                               OTHER              TOTAL
                                                           RETAINED         COMPREHENSIVE        RETAINED        COMPREHENSIVE
                                                           EARNINGS            INCOME            EARNINGS           INCOME

BALANCE, OCTOBER 1, 2004                                  $38,266,698        $   831,839        $39,098,537        $        --

  Comprehensive income:

    Net income                                                697,226                 --            697,226            697,226

    Net unrealized holding gain on
      available for sale securities arising during
      the period, net of income tax expense
      of $56,128                                                   --            104,237            104,237            104,237
                                                                                                                   -----------

    Comprehensive income                                           --                 --                 --        $   801,463
                                                          -----------        -----------        -----------        ===========

BALANCE, DECEMBER 31, 2004                                $38,963,924        $   936,076        $39,900,000
                                                          ===========        ===========        ===========

See notes to unaudited financial statements.


PRUDENTIAL SAVINGS BANK

UNAUDITED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------

                                                                                     THREE MONTHS
                                                                                  ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                              2004                 2003
                                                                          ------------         ------------
OPERATING ACTIVITIES:
  Net income                                                              $    697,226         $    708,515
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation                                                                68,377               65,044
    Net accretion of premiums/discounts                                        (15,512)             (11,787)
    Net accretion of deferred loan fees and costs                              (51,623)             (70,507)
    Deferred income tax expense                                                 76,078                 --
    Changes in assets and liabilities which (used) provided cash:
      Accounts payable and accrued expenses                                   (427,489)            (146,652)
      Accrued interest payable                                              (1,646,173)          (1,766,998)
      Prepaid expenses and other assets                                       (134,472)             196,589
      Accrued interest receivable                                             (127,559)            (227,509)
                                                                          ------------         ------------
               Net cash used in operating activities                        (1,561,147)          (1,253,305)
                                                                          ------------         ------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                        (7,996,875)          (4,992,272)
  Purchase of mortgage-backed securities held to maturity                         --            (10,820,799)
  Loans originated or acquired                                             (36,572,094)         (13,690,000)
  Principal collected on loans                                              33,980,023           13,751,355
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                        4,913,387            6,926,829
  Proceeds from calls of investment securities held to maturity             13,268,182            7,500,000
  Purchase of Federal Home Loan Bank stock                                     (18,300)                --
  Proceeds from redemption of Federal Home Loan Bank stock                         400              244,700
  Purchases of equipment                                                       (14,321)            (162,224)
                                                                          ------------         ------------
               Net cash provided by (used in) investing activities           7,560,402           (1,242,411)
                                                                          ------------         ------------
FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                                    1,723,337            5,478,913
  Net (decrease) increase in certificates of deposit                        (2,849,277)           2,324,950
  Repayment of advances from Federal Home Loan Bank                             (9,592)              (9,366)
  Increase in advances from borrowers for taxes and insurance                  641,541              662,928
                                                                          ------------         ------------
               Net cash (used in) provided by financing activities            (493,991)           8,457,425
                                                                          ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    5,505,264            5,961,709

CASH AND CASH EQUIVALENTS--Beginning of year                                10,060,761           24,107,723
                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS--End of year                                    $ 15,566,025         $ 30,069,432
                                                                          ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                       $  3,880,967         $  4,044,394
                                                                          ============         ============

  Income taxes paid                                                       $       --           $     32,500
                                                                          ============         ============

See notes to unaudited financial statements.

PRUDENTIAL SAVINGS BANK

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION - On May 21, 2004, the Board of Directors approved a plan of charter conversion by which Prudential Savings Bank (the "Bank") would convert its charter from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. Such conversion was subject to receipt of both member and regulatory approval. The members of the Bank approved the plan of conversion at a special meeting held on July 20, 2004 and the Pennsylvania Department of Banking approved the Bank's application to convert its charter on July 21, 2004. The conversion to a Pennsylvania-chartered mutual savings bank was completed on August 20, 2004. As a result of the charter conversion, the Bank's primary federal banking regulator changed from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation. The Pennsylvania Department of Banking remains as the Bank's state banking regulator.

        On June 8, 2004, the Board of Directors approved a plan of reorganization by which the Bank would reorganize from its proposed status as a mutual savings bank to a mutual holding company structure. Upon completion of the reorganization, which is currently expected to occur in March 2005, subject to receipt of all required approvals and expiration of all required waiting periods, the Bank will be a wholly owned subsidiary of Prudential Bancorp, Inc. of Pennsylvania ("Prudential Bancorp" or the "Company"). Prudential Mutual Holding Company, a Pennsylvania corporation, will become the mutual holding company parent of Prudential Bancorp. Initially, Prudential Mutual Holding Company will own 55% of Prudential Bancorp's outstanding common stock after the reorganization and must always own at least a majority of the voting stock of Prudential Bancorp. In addition to the shares of Prudential Bancorp, which it will own, Prudential Mutual Holding Company will be capitalized with $100,000 in cash. As part of the reorganization, approximately 45% of the to-be-outstanding common stock of Prudential Bancorp is being offered to the depositors and others. The purchase price is $10 per share. All investors (including directors and officers of the Bank) will pay the same price per share in the offering. The plan of reorganization is subject to depositor approval.

        The Company filed a registration statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission ("SEC") on September 20, 2004, which as amended, was declared effective by the SEC on January 27, 2005 (File No. 333-119130). The Company is in organization and has engaged in no operations to date; accordingly, no financial statements of the Company have been included herein. The unaudited financial statements included herein are the financial statements of the Bank.

        The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended September 30, 2004, included in the Company's Registration Statement.

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Bank's financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

        COMPREHENSIVE INCOME--The Bank presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to retained earnings. Comprehensive income totaled $801,463 and $781,442 for the three months ended December 31, 2004 and 2003.

        RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The application of this standard did not have a significant effect on the Bank's financial position or results of operations.

        In March 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosure requirements continue to be effective for the Bank's financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. Management does not expect the adoption of EITF Issue No. 03-01 to have a material effect on the Bank's operating results or financial condition.

2.      INVESTMENT SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                               DECEMBER 31, 2004
                                                          -------------------------------------------------------------
                                                                             GROSS           GROSS          ESTIMATED
                                                           AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                              COST           GAINS           LOSSES           VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies     $107,133,515    $    127,106    $ (1,178,867)    $106,081,754
          Debt securities - Municipal bonds                  2,409,368          12,315         (32,035)       2,389,648
                                                          ------------    ------------    ------------     ------------

                   Total securities held to maturity      $109,542,883    $    139,421    $ (1,210,902)    $108,471,402
                                                          ============    ============    ============     ============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies    $  3,998,618    $      1,250    $    (18,928)    $  3,980,940
          FNMA stock                                                84           8,461              --            8,545
          Mutual fund                                       34,982,453              --        (473,238)      34,509,215
          FHLMC preferred stock                                 25,909       1,922,572              --        1,948,481
                                                          ------------    ------------    ------------     ------------

                   Total securities available for sale    $ 39,007,064    $  1,932,283    $   (492,166)    $ 40,447,181
                                                          ============    ============    ============     ============


                                                                              SEPTEMBER 30, 2004
                                                          -------------------------------------------------------------
                                                                              GROSS          GROSS          ESTIMATED
                                                           AMORTIZED        UNREALIZED     UNREALIZED         FAIR
                                                              COST            GAINS          LOSSES           VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies     $112,396,812    $    512,890    $   (797,780)    $112,111,922
          Debt securities - Municipal bonds                  2,409,349          12,830         (42,539)       2,379,640
                                                          ------------    ------------    ------------     ------------

                   Total securities held to maturity      $114,806,161    $    525,720    $   (840,319)    $114,491,562
                                                          ============    ============    ============     ============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies    $  3,998,592    $     11,418    $       --       $  4,010,010
          FNMA stock                                                84           7,524            --              7,608
          Mutual fund                                       34,982,453            --          (438,096)      34,544,357
          FHLMC preferred stock                                 25,909       1,698,906            --          1,724,815
                                                          ------------    ------------    ------------     ------------

                   Total securities available for sale    $ 39,007,038    $  1,717,848    $   (438,096)    $ 40,286,790
                                                          ============    ============    ============     ============

        The following table shows the gross unrealized losses and related estimated fair values of the Bank's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004:

                                                              LESS THAN 12 MONTHS          MORE THAN 12 MONTHS
                                                          --------------------------    --------------------------
                                                            GROSS         ESTIMATED       GROSS         ESTIMATED
                                                          UNREALIZED        FAIR        UNREALIZED        FAIR
                                                            LOSSES         VALUE          LOSSES         VALUE
        Securities held to maturity:
           Mortgage-backed securities                     $    40,562    $   291,432    $   200,398    $10,501,353
           U.S. Treasury and Government agencies              621,420     49,178,631        557,447     16,177,368
           Municipal bonds                                      2,483        436,885         29,552        695,448
                                                          -----------    -----------    -----------    -----------

                   Total securities held to maturity          664,465     49,906,948        787,397     27,374,169
                                                          -----------    -----------    -----------    -----------

        Securities available for sale:
           U.S. Treasury and Government agencies               18,928      1,979,690           --             --
           Mutual fund                                           --             --          473,238     34,509,215
                                                          -----------    -----------    -----------    -----------

                   Total securities available for sale         18,928      1,979,690        473,238     34,509,215
                                                          -----------    -----------    -----------    -----------

        Total                                             $   683,393    $51,886,638    $ 1,260,635    $61,883,384
                                                          ===========    ===========    ===========    ===========

        Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        At December 31, 2004, securities in a gross unrealized loss position for twelve months or longer consist of 25 securities having an aggregate depreciation of 2.0% from the Bank's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 55 securities having an aggregate depreciation of 1.3% from the Bank's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Bank's investment portfolio consists of low risk securities from government agencies. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Bank has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Bank also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Bank has the ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Bank's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

        The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 DECEMBER 31, 2004
                                            ------------------------------------------------------------
                                                  HELD TO MATURITY              AVAILABLE FOR SALE
                                            ----------------------------    ----------------------------
                                                             ESTIMATED                        ESTIMATED
                                             AMORTIZED         FAIR          AMORTIZED          FAIR
                                               COST            VALUE            COST            VALUE
        Due after one through five years    $ 12,987,376    $ 12,939,390    $         --    $         --
        Due after five through ten years      39,135,693      38,997,484       1,000,000       1,000,940
        Due after ten years                   57,419,814      56,534,528       2,998,618       2,980,000
                                            ------------    ------------    ------------    ------------

        Total                               $109,542,883    $108,471,402    $  3,998,618    $  3,980,940
                                            ============    ============    ============    ============


                                                                SEPTEMBER 30, 2004
                                            ------------------------------------------------------------
                                                  HELD TO MATURITY              AVAILABLE FOR SALE
                                            ----------------------------    ----------------------------
                                                             ESTIMATED                        ESTIMATED
                                             AMORTIZED         FAIR          AMORTIZED          FAIR
                                               COST            VALUE            COST            VALUE

        Due after one through five years    $  5,991,842    $  5,971,560    $       --      $       --
        Due after five through ten years      42,578,514      42,497,079       1,000,000       1,003,130
        Due after ten years                   66,235,805      66,022,923       2,998,592       3,006,880
                                            ------------    ------------    ------------    ------------

        Total                               $114,806,161    $114,491,562    $  3,998,592    $  4,010,010
                                            ============    ============    ============    ============

3.      MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities held to maturity are summarized as follows:

                                                             DECEMBER 31, 2004
                                           ---------------------------------------------------------
                                                             GROSS          GROSS         ESTIMATED
                                            AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                              COST           GAINS          LOSSES          VALUE

        GNMA pass-through certificates     $74,823,592    $ 1,567,544    $  (229,805)    $76,161,331
        FNMA pass-through certificates         447,955         10,190           (577)        457,568
        FHLMC pass-through certificates        754,464         23,396        (10,579)        767,282
                                           -----------    -----------    -----------     -----------

        Total                              $76,026,012    $ 1,601,130    $  (240,960)    $77,386,181
                                           ===========    ===========    ===========     ===========


                                                             SEPTEMBER 30, 2004
                                           ---------------------------------------------------------
                                                             GROSS          GROSS         ESTIMATED
                                            AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                              COST           GAINS          LOSSES          VALUE

        GNMA pass-through certificates     $79,626,339    $ 1,431,834    $  (316,198)    $80,741,975
        FNMA pass-through certificates         487,864         12,172           (594)        499,442
        FHLMC pass-through certificates        817,739         25,636        (10,486)        832,889
                                           -----------    -----------    -----------     -----------

        Total                              $80,931,942    $ 1,469,642    $  (327,278)    $82,074,306
                                           ===========    ===========    ===========     ===========

        See note 2 for the Bank's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at December 31, 2004.

4.      LOANS RECEIVABLE

        Loans receivable consist of the following:


                                                      DECEMBER 31,     SEPTEMBER 30,
                                                         2004               2004
                                                     -------------     -------------
        One-to-four family residential               $ 124,225,318     $ 123,008,857
        Multi-family residential                         2,808,702         3,181,115
        Commercial real estate                           5,232,145         4,379,234
        Construction and land development               43,006,914        39,361,733
        Commercial business                              2,792,529         2,940,201
        Consumer                                           578,427           570,420
                                                     -------------     -------------

                   Total loans                         178,644,035       173,441,560

          Undisbursed portion of loans-in-process      (23,900,900)      (21,337,992)
          Deferred loan fees                                23,208            19,081
          Allowance for loan losses                       (557,956)         (557,956)
                                                     -------------     -------------

        Net                                          $ 154,208,387     $ 151,564,693
                                                     =============     =============

        The following schedule summarizes the changes in the allowance for loan losses:

                                          THREE MONTHS ENDED DECEMBER 31,
                                        -----------------------------------
                                              2004               2003
                                        ----------------   ----------------


        Balance, beginning of period       $  557,956          $  553,422
        Provision for loan losses                   -                   -
        Charge-offs                                 -             (28,000)
        Recoveries                                  -              32,534
                                           ----------          ----------

        Balance, end of period             $  557,956          $  557,956
                                           ==========          ==========

        Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at December 31, 2004 and September 30, 2004 amounted to approximately $1,017,000 and $479,000, respectively.

5.      DEPOSITS

        Deposits consist of the following major classifications:

                                                                        DECEMBER 31,                         SEPTEMBER 30,
                                                                            2004                                 2004
                                                               ----------------------------------  ---------------------------------

                                                                   AMOUNT            PERCENT           AMOUNT            PERCENT
        Money market deposit accounts                           $  50,056,669         14.4 %        $  49,161,438         14.1 %
        NOW accounts                                               56,347,769         16.2             54,179,814         15.5
        Passbook, club and statement savings                       93,527,797         26.9             94,867,646         27.2
        Certificates maturing in six months or less                58,788,865         16.9             65,065,162         18.6
        Certificates maturing over six months or more              89,311,470         25.6             85,884,450         24.6
                                                                -------------        -----          -------------        -----

          Total                                                 $ 348,032,570        100.0 %        $ 349,158,510        100.0 %
                                                                =============        =====          =============        =====

        At December 31, 2004 and September 30, 2004, the weighted average cost of funds was 2.4% and 2.3%, respectively.

6.      INCOME TAXES

        Items that gave rise to significant portions of deferred income taxes are as follows:

                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                2004           2004
                                                             -----------   ------------
        Deferred tax assets:
          Deposit premium                                     $ 399,705     $ 411,941
          Allowance for loan losses                             258,872       258,872
          Other                                                  39,639        44,399
                                                              ---------     ---------

          Total                                                 698,216       715,212
                                                              ---------     ---------
        Deferred tax liabilities:
          Unrealized gain on available for sale securities      504,041       447,913
          Property                                              342,542       284,760
          Mortgage servicing rights                              14,106        14,531
          Deferred loan fees                                      5,730         4,005
                                                              ---------     ---------

          Total                                                 866,419       751,209
                                                              ---------     ---------

        Net deferred tax liability                            $(168,203)    $ (35,997)
                                                              =========     =========

7.      COMMITMENTS AND CONTINGENT LIABILITIES

        At December 31, 2004, the Bank had $13,551,000 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.625% to 7.25%. At September 30, 2004, the Bank had $35,093,990 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.00% to 7.25%. These commitment amounts include participation interests sold to other financial institutions of $3,000,000 and $18,000,000 at December 31, 2004 and September 30, 2004, respectively. In October 2004, a $20,000,000 construction loan was closed with participation interests sold to other local financial institutions totaling $15,000,000.

        The Bank also had commitments under unused lines of credit of $4,311,867 and $3,925,428 and letters of credit outstanding of $40,000 and $40,000 at December 31, 2004 and September 30, 2004, respectively.

        In December 2004, we received notice of the award of counsel's fees and interest totaling approximately $174,000, related to a previously disclosed lawsuit. We have established a liability for the full amount as of December 31, 2004.

        Among the Bank's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At December 31, 2004, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $56,300. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. Prudential Bancorp, Inc. of Pennsylvania (the "Company") was formed by Prudential Savings Bank (the "Bank") in connection with the Bank's reorganization into the mutual holding company form and has not yet commenced operations. The Company's results of operations will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary of the Company upon completion of the reorganization. The Bank's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties. The Bank's primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.

CRITICAL ACCOUNTING POLICIES. In reviewing and understanding financial information for the Bank, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Financial Statements included in the Company's Registration Statement. The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Bank's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management's initial estimates. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

INCOME TAXES. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. In the past, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

FORWARD-LOOKING STATEMENTS. In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Bank's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Bank's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Bank's operations, markets, products, services and fees.

The Bank undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

Total assets of the Bank decreased slightly by $1.6 million, or 0.4%, from $406.6 million at September 30, 2004 to $405.0 million at December 31, 2004. The decrease was primarily due to decreases in investment securities held to maturity and mortgage-backed securities held to maturity of $5.3 million and $4.9 million, respectively, as a result of calls and repayments of securities due to the current interest rate environment. These decreases were partially offset by an increase in loans receivable of $2.6 million, with increases in construction, single-family residential and commercial real estate loans, combined with an increase in cash and cash equivalents of $5.5 million. Our total liabilities decreased by $2.4 million from $367.5 million at September 31, 2004 to $365.1 million at December 31, 2004. Deposits decreased slightly by $1.1 million resulting from a decrease in certificates of deposit of $2.8 million offset by an increase in core deposits (which consist of passbook, club and statement savings, money market, NOW and non-interest bearing accounts) of $1.7 million. Accrued interest payable decreased by $1.6 million as a result of interest being credited on most interest bearing accounts at the end of the year.

Total retained earnings amounted to $39.9 million at December 31, 2004 compared to $39.1 million at September 30, 2004. The increase represents net income for the quarter ended December 31, 2004 of $697,000 combined with an increase in accumulated other comprehensive income of $104,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NET INCOME. Net income was $697,000 for the three months ended December 31, 2004 as compared to $709,000 for the same period in 2003. The $12,000, or 1.7%, decrease in net income for the three months ended December 31, 2004 was primarily due to a $289,000 increase in non-interest expenses offset in large part by increases in net interest income and non-interest income of $179,000 and $15,000, respectively, together with a decrease in income tax expense of $83,000.

NET INTEREST INCOME. Net interest income increased $179,000, or 6.9%, to $2.8 million for the three months ended December 31, 2004 as compared to $2.6 million for the same period in 2003. The increase was primarily due to a $137,000, or 2.8%, increase in interest income which was primarily due to an increase of $6.6 million, or 1.7%, in the average balance of interest-earning assets for the three months ended December 31, 2004, as compared to the same period in 2003. Also attributing to the increase was a six basis point increase to 5.06% in the weighted average rate earned on interest-earning assets for the three months ended December 31, 2004 as compared to the same period in 2003. In addition, we had a $42,000 decrease in interest expense as a result of an eight basis point decrease to 2.46% in the weighted average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities of $4.5 million, or 1.3%, for three months ended December 31, 2004.

The average interest rate spread and net interest margin were 2.60% and 2.80%, respectively, for the three months ended December 31, 2004 as compared to 2.46% and 2.66%, respectively, for the same period in 2003.

AVERAGE BALANCES, NET INTEREST INCOME, AND YIELDS EARNED AND RATES PAID. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

                                                                               Three Months
                                                                            Ended December 31,
                                                        --------------------------------------------------------------------
                                                                        2004                              2003
                                          Yield/Rate    --------------------------------------------------------------------
                                          At Dec. 31,     Average                Average     Average               Average
                                             2004         Balance     Interest  Yield/Rate   Balance    Interest  Yield/Rate
                                         ------------   --------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Interest-earning assets:
Investment securities                        4.39%       $ 152,295    $ 1,646     4.32%     $ 143,332    $ 1,570     4.38%
Mortgage-backed securities                   5.43           79,165      1,033     5.22         85,943      1,130     5.26
Loans receivable(1)                          5.94          156,672      2,289     5.84        137,074      2,133     6.22
Other interest-earning assets                1.05            6,662         26     1.56         21,885         24     0.44
                                                         ---------    -------               ---------    -------
   Total interest-earning assets             5.12          394,794      4,994     5.06        388,234      4,857     5.00
                                                                      -------                            -------
Cash and non-interest-bearing balances                       6,033                              5,909
Other non-interest-earning assets                            6,833                              7,221
                                                         ---------                          ---------
            Total assets                                 $ 407,660                          $ 401,364
                                                         =========                          =========
Interest-bearing liabilities:
Savings accounts                             1.77        $  94,001        415     1.77      $  94,557        415     1.76
Money market deposit and NOW accounts        1.98          104,999        515     1.96         90,494        436     1.93
Certificates of deposit                      2.99          148,630      1,107     2.98        157,881      1,225     3.10
                                                         ---------    -------               ---------    -------
   Total deposits                            2.36          347,630      2,037     2.34        342,932      2,076     2.42
Advances from Federal Home Loan Bank         5.63           13,856        196     5.66         13,894        196     5.64
Advances from borrowers for taxes and
   insurance                                 0.48            1,334          2     0.60          1,398          3     0.86
Other interest-bearing liabilities              -                -          -        -             53          2    15.09
                                                         ---------    -------               ---------    -------
   Total interest-bearing liabilities        2.47          362,820      2,235     2.46        358,277      2,277     2.54
                                                                      -------                            -------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                         2,284                              3,047
Other liabilities                                            3,058                              2,991
                                                         ---------                          ---------
Total liabilities                                          368,162                            364,315
Retained earnings                                           39,498                             37,049
                                                         ---------                          ---------
Total liabilities and retained  earnings                 $ 407,660                          $ 401,364
                                                         =========                          =========
Net interest-earning assets                              $  31,974                          $  29,957
                                                         =========                          =========
Net interest income; interest rate
   spread                                    2.65%                    $ 2,759     2.60%                  $ 2,580     2.46%
                                           ========                   =======   ========                 =======   ========
Net interest margin(2)                                                            2.80%                              2.66%
                                                                                ========                           ========

Average interest-earning assets to
   average interest-bearing liabilities                               108.81%                            108.36%
                                                                      =======                            =======

--------------------------------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)     Equals net interest income divided by average interest-earning assets.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Bank's historical experience, the volume and type of lending conducted by the Bank, the amount of the Bank's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Bank's primary market area, and other factors related to the collectibility of the Bank's loan portfolio. For the three months ended December 31, 2004 and 2003, we made no provision for loan losses.

At December 31, 2004, non-performing assets totaled $1.6 million, or 0.39% of total assets, an increase of $600,000 from $1.0 million at September 30, 2004. The increase was primarily the result of one single-family residential loan in the amount of approximately $571,000 becoming past due 90 days or more. Subsequent to December 31, 2004, this loan returned to current status. Our non-performing loans as percentage of loans receivable amounted to 0.66% at December 31, 2004 compared to 0.32% at September 30, 2004. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 54.9% and 116.5% as of December 31, 2004 and September 30, 2004, respectively.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income increased $15,000 or 10.1% to $164,000 for the three months ended December 31, 2004 as compared to the same period in 2003. The increase was primarily due to an increase in fees and other service charges of $9,000, mostly attributed to an increase in mortgage prepayment fees for the three months ended December 31, 2004.

NON-INTEREST EXPENSES. Non-interest expense increased $289,000 or 18.4% during the three months ended December 31, 2004 compared to the same period in 2003. The increase was primarily due to a $174,000 accrual for the award of counsel's fees and interest related to a previously disclosed lawsuit. We received notice of the award in December 2004 and established a liability for the full amount as of December 31, 2004. The remaining increase can be attributed to increases of $89,000 in salaries and employee benefits and $66,000 in data processing. The increase in salaries and employee benefits, the largest component of non-interest expense, was due to normal merit increases in salary, an increase in staff levels and increased costs for employee benefits, particularly, the cost of employee medical insurance. The increase in data processing expense in the 2004 period was primarily due to increased servicing costs of the Bank's third party servicer. These increases were offset by a $35,000 adjustment to our accrual for our state regulatory examination fees as a result of our charter conversion from a state-chartered mutual savings and loan association to a state-chartered mutual savings bank. The adjustment to the accrual resulted in a credit to non-interest expense.

INCOME TAX EXPENSE. Income tax expense decreased $83,000, or 18.6%, to $363,000 during the three months ended December 31, 2004 as compared to the same period in 2003. The decrease was due to the decrease in income before income taxes of $94,000 for the three months ended December 31, 2004 as compared to the same period in 2003 as well as a decrease in state taxes resulting from an increase in tax exempt investments. Due to the above, the effective tax rate decreased to 34.2% for the three months ended December 31, 2004 from 38.6% for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2004, our cash and cash equivalents amounted to $15.6 million. In addition, our available for sale investment securities amounted to an aggregate of $40.4 million at December 31, 2004.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2004, the Bank had $13.6 million in outstanding commitments to originate fixed and variable rate loans, not including loans in process. These commitment amounts include participation interests sold to other financial institutions of $3.0 million. The Bank also had commitments under unused lines of credit of $4.3 million and letters of credit outstanding of $40,000 at December 31, 2004. Certificates of deposit at December 31, 2004 maturing in one year or less totaled $91.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At December 31, 2004 and September 30, 2004, we had $13.9 million in outstanding FHLB advances and we had $197.4 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Net proceeds from the sale of common stock in the Company cannot be determined until the reorganization is completed, however it is anticipated that the net proceeds from the sale of the common stock will be between $35.0 million at the minimum of the offering range and $47.7 million at the maximum of the offering range or $55.0 million at the adjusted maximum of the offering range. The net proceeds received from the sale of shares of the common stock in the offering will increase the capital of both the Company and the Bank. Half of the net proceeds from the offering will be used by the Company to buy the common stock of the Bank. While we have not identified specific uses for the portion of the net proceeds to be invested in the Bank, we anticipate that the Bank will use the portion of the cash proceeds it receives for general corporate purposes. The net proceeds received by the Bank will further strengthen its capital position, which already exceeds all regulatory requirements (see table below). As a result, the Bank will continue to be a well-capitalized institution and will have additional flexibility to grow and diversify. The proceeds invested in the Bank, in addition to funding new loans and investing in investment and mortgage-backed securities, may also be used to finance the further expansion of our banking operations.

The following table summarizes the Bank's capital ratios as of December 31, 2004 and September 30, 2004 and compares them to current regulatory guidelines.

                                                                                            TO BE
                                                                                       WELL CAPITALIZED
                                                                    REQUIRED FOR         UNDER PROMPT
                                                                  CAPITAL ADEQUACY     CORRECTIVE ACTION
                                                  ACTUAL RATIO        PURPOSES            PROVISIONS
                                                 --------------  -------------------  --------------------
     December 31, 2004:
       Tier 1 capital (to average assets)             9.60 %             4.0 %                5.0 %

       Tier 1 capital (to risk weighted assets)      25.53               4.0                  6.0

       Total capital (to risk weighted assets)       26.33               8.0                 10.0

     September 30, 2004:
       Tier 1 capital (to average assets)             9.39 %             4.0 %                5.0 %

       Tier 1 capital (to risk weighted assets)      24.50               4.0                  6.0

       Total capital (to risk weighted assets)       25.22               8.0                 10.0

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements, accompanying notes, and related financial data of the Bank presented herein have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending, investment and deposit gathering activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee, which is comprised of our President and Chief Executive Officer, our Chief Financial Officer and our Chief Lending Officer, and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a quarterly basis. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:


        o we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction and land development loans;

        o we have invested in securities with "step-up" rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula;

        o we have reduced our reliance on certificates of deposit as a funding source and increased the amount of our transaction accounts; and

        o       we have maintained moderate levels of short-term liquid assets.

However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to our policy of paying above average interest rates on deposits which has resulted in a greater compression of our spread and margin than we might have otherwise experienced had we reduced the rates paid on deposits to the same degree as our competitors. Likewise, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest. Thus, both of these strategies have increased our interest rate risk. Compared to the end of the last quarter, our interest rate margins and spreads have improved as a result of reinvesting funds from calls and repayments of longer term securities to shorter term securities, many of which have step-up interest rate features.

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 14.9% to 33.4%. The annual prepayment rate for mortgage-backed securities is assumed to range from 8.8% to 37.7%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                            3 Months   3 Months      1 Year     3 Years      More than      Total
                                            or Less    to 1 Year   to 3 Years  to 5 Years     5 Years       Amount
                                           ---------   ---------   ----------  ----------    ---------     ---------
                                                                    (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                   $ 21,580     $ 15,189     $  6,189    $  9,989     $ 97,695     $150,642
Mortgage-backed securities                    3,528        8,991       11,728      15,840       35,939       76,026
Loans receivable(3)                          34,619       35,414       46,877      19,854       18,002      154,766
Other interest earning assets                 9,940            -            -           -            -        9,940
                                           ------------------------------------------------------------------------
    Total interest-earning assets          $ 69,667     $ 59,594     $ 64,794    $ 45,683     $151,636     $391,374
                                           ========================================================================

Interest-bearing liabilities:
Savings accounts                           $      -     $    380     $ 56,448    $ 18,816     $ 18,816     $ 94,460
Money market deposit and NOW accounts             -       25,028       56,850      10,607       10,607      103,092
Certificates of deposits                     35,406       56,495       39,165      17,034            0      148,100
Advances from Federal Home Loan Bank             15           47          129         135       13,527       13,853
Advances from borrowers for taxes and
   insurance                                      -            -            -           -        1,672        1,672
                                           ------------------------------------------------------------------------
    Total interest-bearing liabilities     $ 35,421     $ 81,950     $152,592    $ 46,592     $ 44,622     $361,177
                                           ========================================================================

Interest-earning assets less
   interest-bearing liabilities            $ 34,246     $(22,356)    $(87,798)   $   (909)    $107,014     $ 30,197
                                           ========================================================================

Cumulative interest-rate sensitivity
   gap (4)                                 $ 34,246     $ 11,890     $(75,908)   $(76,817)    $ 30,197
                                           ===========================================================
Cumulative interest-rate gap as a
   percentage of total assets at
   December 31, 2004                           8.46%        2.94%      (18.74)%    (18.97)%      7.46%
                                           ===========================================================

Cumulative interest-earning assets
   as a percentage of cumulative
   interest bearing liabilities at
   December 31, 2004                         196.68%      110.13%       71.88%      75.73%     108.36%
                                           ===========================================================

---------------------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

-------------------------------------

(2) For purposes of the gap analysis, investment securities are stated at amortized cost and include Federal Home Loan Bank stock.

(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses, but net of undisbursed portion of loans-in-process and unamortized deferred loan fees.

(4) Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2004 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.


        Change in                                                           NPV as % of Portfolio
     Interest Rates               Net Portfolio Value                          Value of Assets
     In Basis Points           -----------------------------------------------------------------------
      (Rate Shock)               Amount       $ Change       % Change      NPV Ratio        Change
------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
           300                  $ 18,774      $ (31,888)       (62.94)%       5.29%         (7.22)%
           200                    29,024        (21,638)       (42.71)%       7.82%         (4.69)%
           100                    40,005        (10,657)       (21.04)%      10.31%         (2.20)%
         Static                   50,662              -             -        12.51%             -
          (100)                   51,053            391          0.77%       12.40%         (0.11)%

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(e) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.     Description
-----------     -----------
31.1            Section 302 Certification of Chief Executive Officer
31.2            Section 302 Certification of Chief Financial Officer
32.1            Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA





DATE:   MARCH 11, 2005               BY: /s/
                                           ----------------------------------
                                        THOMAS A. VENTO
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE:   MARCH 11, 2005               BY: /s/
                                           ----------------------------------
                                        JOSEPH R. CORRATO
                                        EXECUTIVE VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER