Form 10-Q
period 2005-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2005-05-16
CIK 1302324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                     TO
     COMMISSION FILE NUMBER: 333-119130



                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in Its Charter)


               PENNSYLVANIA                                 68-0593604
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
             or Organization)                           Identification No.)


            1834 OREGON AVENUE                                19145
        PHILADELPHIA, PENNSYLVANIA                          (Zip Code)
  (Address of Principal Executive Offices)

                                 (215) 755-1500
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 11, 2005: 12,563,750


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS



                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Unaudited Consolidated Statements of Financial Condition
               as of March 31, 2005 and September 30, 2004                                2

               Unaudited Consolidated Statements of Income for the Three
               and Six Months Ended March 31, 2005 and 2004                               3

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity and Comprehensive Income for the Six Months Ended
               March 31, 2005                                                             4

               Unaudited Consolidated Statements of Cash Flows for the Six
               Months Ended March 31, 2005 and 2004                                       5

               Notes to Unaudited Consolidated Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                21

     Item 4.   Controls and Procedures                                                   24

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         25

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               25

     Item 3.   Defaults Upon Senior Securities                                           25

     Item 4.   Submission of Matters to a Vote of Security Holders                       25

     Item 5.   Other Information                                                         25

     Item 6.   Exhibits                                                                  25

     SIGNATURES                                                                          26


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                                   2005                 2004
                                                                                            -------------------   ------------------
ASSETS

Cash and amounts due from depository institutions                                               $   9,715,368        $   4,627,592
Interest-bearing deposits                                                                          41,590,338            5,433,169
                                                                                                -------------        -------------

           Total cash and cash equivalents                                                         51,305,706           10,060,761

Investment securities held to maturity (estimated fair value--March 31, 2005, $112,008,427;
  September 30, 2004, $114,491,562)                                                               114,015,720          114,806,161
Investment securities available for sale (amortized cost--March 31, 2005, $38,007,090;
  September 30, 2004, $39,007,038)                                                                 39,037,146           40,286,790
Mortgage-backed securities held to maturity (estimated fair value--
  March 31, 2005, $72,161,424; September 30, 2004, $82,074,306)                                    71,828,053           80,931,942
Loans receivable--net of allowance for loan losses (March 31, 2005, $557,956;
  September 30, 2004, $557,956)                                                                   164,129,648          151,564,693
Accrued interest receivable:
  Loans receivable                                                                                    824,492              770,610
  Mortgage-backed securities                                                                          315,382              357,011
  Investment securities                                                                             1,538,146            1,520,046
Real estate owned                                                                                     422,784              547,784
Federal Home Loan Bank stock--at cost                                                               1,664,500            2,074,000
Office properties and equipment--net                                                                1,801,484            1,879,367
Prepaid expenses and other assets                                                                   1,413,621            1,839,059
                                                                                                -------------        -------------

TOTAL ASSETS                                                                                    $ 448,296,682        $ 406,638,224
                                                                                                =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                        $   3,061,783        $   2,231,839
     Interest-bearing                                                                             333,243,077          346,926,671
                                                                                                -------------        -------------
           Total deposits                                                                         336,304,860          349,158,510
  Advances from Federal Home Loan Bank                                                             13,842,886           13,862,127
  Accrued interest payable                                                                            793,641            1,851,239
  Advances from borrowers for taxes and insurance                                                   1,100,431            1,030,168
  Accounts payable and accrued expenses                                                               909,294            1,601,646
  Deferred income taxes                                                                                67,672               35,997
  Payable for purchase of ESOP shares                                                               4,461,166                    -
                                                                                                -------------        -------------

           Total liabilities                                                                      357,479,950          367,539,687
                                                                                                -------------        -------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01par value, 10,000,000 shares authorized, none issued                                 -                    -
  Common stock, $.01 par value, 40,000,000 shares authorized, issued and
     outstanding:  12,563,750 at March 31, 2005                                                       125,638                    -
  Additional paid-in capital                                                                       54,724,693                    -
  Unearned ESOP shares                                                                             (4,461,166)                   -
  Retained earnings                                                                                39,758,031           38,266,698
  Accumulated other comprehensive income                                                              669,536              831,839
                                                                                                -------------        -------------

           Total stockholders' equity                                                              90,816,732           39,098,537
                                                                                                -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 448,296,682        $ 406,638,224
                                                                                                =============        =============

See notes to unaudited consolidated financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                              MARCH 31,                                    MARCH 31,
                                                  -----------------------------------          ----------------------------------
                                                        2005              2004                       2005              2004
                                                  ----------------   ----------------          ----------------  ----------------
INTEREST INCOME:
  Interest and fees on loans                        $  2,351,962      $  2,139,710               $  4,641,240      $  4,272,524
  Interest on mortgage-backed securities                 971,950         1,128,105                  2,004,751         2,258,196
  Interest and dividends on investments                1,799,735         1,576,313                  3,471,350         3,170,722
                                                    ------------      ------------               ------------      ------------

          Total interest income                        5,123,647         4,844,128                 10,117,341         9,701,442
                                                    ------------      ------------               ------------      ------------

INTEREST EXPENSE:
  Interest on deposits                                 2,099,725         2,050,309                  4,139,194         4,130,066
  Interest on borrowings                                 191,086           191,321                    386,411           388,960
                                                    ------------      ------------               ------------      ------------

          Total interest expense                       2,290,811         2,241,630                  4,525,605         4,519,026
                                                    ------------      ------------               ------------      ------------

NET INTEREST INCOME                                    2,832,836         2,602,498                  5,591,736         5,182,416

PROVISION FOR LOAN LOSSES                                      -            10,000                          -            10,000
                                                    ------------      ------------               ------------      ------------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                                      2,832,836         2,592,498                  5,591,736         5,172,416
                                                    ------------      ------------               ------------      ------------

NON-INTEREST INCOME:
  Fees and other service charges                         117,018           116,823                    248,950           240,098
  Other                                                   20,213            18,832                     52,568            44,338
                                                    ------------      ------------               ------------      ------------

          Total non-interest income                      137,231           135,655                    301,518           284,436
                                                    ------------      ------------               ------------      ------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                         815,524           786,243                  1,673,455         1,554,874
  Pension                                                156,416           248,844                    311,157           389,002
  Data processing                                        123,198           117,222                    248,147           176,016
  Office occupancy                                        74,931            93,382                    146,486           170,812
  Depreciation                                            64,445            67,699                    132,822           132,743
  Payroll taxes                                           69,242            64,536                    128,253           119,735
  Director compensation                                   57,625            22,800                    106,249            56,850
  Professional services                                   42,500            28,963                     84,998            83,212
  Litigation expense                                           -                 -                    125,000                 -
  Other                                                  197,330           300,128                    507,807           620,961
                                                    ------------      ------------               ------------      ------------

           Total non-interest expenses                 1,601,211         1,729,817                  3,464,374         3,304,205
                                                    ------------      ------------               ------------      ------------

INCOME BEFORE INCOME TAXES                             1,368,856           998,336                  2,428,880         2,152,647
                                                    ------------      ------------               ------------      ------------

INCOME TAXES:
  Current                                                431,759           289,148                    718,479           734,943
  Deferred                                                42,990            96,409                    119,068            96,409
                                                    ------------      ------------               ------------      ------------

          Total                                          474,749           385,557                    837,547           831,352
                                                    ------------      ------------               ------------      ------------

NET INCOME                                          $    894,107      $    612,779               $  1,591,333      $  1,321,295
                                                    ============      ============               ============      ============

BASIC EARNINGS PER SHARE                                 (1)               (2)                        (1)               (2)

DILUTED EARNINGS PER SHARE                               (1)               (2)                        (1)               (2)

------------------------------------------------------------------------------------------------------------------------------------
(1) Due to timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for the period from March 29, 2005 to March 31, 2005 is not considered meaningful and is not shown

(2) For the 2004 periods, no shares of common stock were outstanding.

See notes to unaudited consolidated financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          ACCUMULATED
                                             ADDITIONAL       UNEARNED                        OTHER           TOTAL        COMPRE-
                                COMMON        PAID-IN           ESOP          RETAINED    COMPREHENSIVE   STOCKHOLDERS'    HENSIVE
                                 STOCK        CAPITAL          SHARES         EARNINGS    INCOME (LOSS)      EQUITY        INCOME


BALANCE, OCTOBER 1, 2004        $      -     $         -     $         -    $38,266,698   $    831,839     $39,098,537   $        -

  Comprehensive income:

    Net income                                                                1,591,333                      1,591,333    1,591,333

    Net unrealized holding
      loss on available for
      sale securities arising
      during the period, net
      of income tax benefit
      of $87,394                                                                              (162,303)       (162,303)    (162,303)
                                                                                                                         ----------

    Comprehensive income                                                                                                 $1,429,030
                                                                                                                         ==========

  Capitalization of mutual
      holding company                                                          (100,000)                      (100,000)

  Issuance of common stock       125,638      54,724,693                                                    54,850,331

  Purchase of ESOP shares                                     (4,461,166)                                   (4,461,166)
                                --------     -----------     -----------    -----------   ------------     -----------


BALANCE, MARCH 31, 2005         $125,638     $54,724,693     $(4,461,166)   $39,758,031   $    669,536     $90,816,732
                                ========     ===========     ===========    ===========   ============     ===========

See notes to unaudited consolidated financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ------------------------------------
                                                                                   2005                  2004
                                                                              ---------------       --------------
OPERATING ACTIVITIES:
  Net income                                                                    $  1,591,333         $  1,321,295
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses                                                            -                 10,000
    Depreciation                                                                     132,822              132,743
    Net accretion of premiums/discounts                                              (42,957)             (24,113)
    Net accretion of deferred loan fees and costs                                   (173,387)            (132,595)
    Deferred income tax expense                                                      119,068               96,409
    Changes in assets and liabilities which (used) provided cash:
      Accounts payable and accrued expenses                                         (692,352)            (503,985)
      Accrued interest payable                                                    (1,057,598)          (1,113,941)
      Prepaid expenses and other assets                                              425,438              281,391
      Accrued interest receivable                                                    (30,353)              10,370
                                                                                ------------         ------------
               Net cash provided by operating activities                             272,014               77,574
                                                                                ------------         ------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                             (22,449,750)         (21,476,626)
  Purchase of mortgage-backed securities held to maturity                                -            (13,787,165)
  Loans originated or acquired                                                   (36,267,944)         (28,931,000)
  Principal collected on loans                                                    23,876,376           22,657,084
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                              9,118,803           12,037,674
  Proceeds from calls of investment securities held to maturity                   23,268,182           23,500,000
  Proceeds from calls/sales of investment securities available for sale            1,000,000            2,999,916
  Purchase of Federal Home Loan Bank stock                                           (18,300)             (24,600)
  Proceeds from redemption of Federal Home Loan Bank stock                           427,800              244,900
  Proceeds from the sale of real estate owned                                        125,000                  -
  Purchases of equipment                                                             (54,939)            (238,438)
                                                                                ------------         ------------
               Net cash used in investing activities                                (974,772)          (3,018,255)
                                                                                ------------         ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
     and savings accounts                                                         (3,558,795)           8,522,552
  Net (decrease) increase in certificates of deposit                              (9,294,855)           1,985,188
  Repayment of advances from Federal Home Loan Bank                                  (19,241)             (18,786)
  Increase (decrease) in advances from borrowers for taxes and insurance              70,263             (157,320)
  Proceeds from stock issuance, net of conversion costs                           54,850,331                  -
  Capitalization of mutual holding company                                          (100,000)                 -
                                                                                ------------         ------------
               Net cash provided by financing activities                          41,947,703           10,331,634
                                                                                ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         41,244,945            7,390,953

CASH AND CASH EQUIVALENTS--Beginning of year                                      10,060,761           24,107,723
                                                                                ------------         ------------

CASH AND CASH EQUIVALENTS--End of year                                          $ 51,305,706         $ 31,498,676
                                                                                ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                             $  5,583,202         $  5,632,967
                                                                                ============         ============

  Income taxes paid                                                             $    616,780         $    495,000
                                                                                ============         ============

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION - Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements prior to the reorganization were the financial statements of the Bank. Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 55% of the Company's outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

        Prior to the reorganization described above, the Board of Directors approved a plan of charter conversion in May 2004 by which the Bank would convert its charter from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. Such conversion was subject to receipt of both member and regulatory approval. The members of the Bank approved the plan of conversion at a special meeting held on July 20, 2004 and the Pennsylvania Department of Banking approved the Bank's application to convert its charter on July 21, 2004. The conversion to a Pennsylvania-chartered mutual savings bank was completed on August 20, 2004. As a result of the charter conversion, the Bank's primary federal banking regulator changed from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation. The Pennsylvania Department of Banking remains as the Bank's state banking regulator.

        The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended September 30, 2004, included in the Company's registration statement on Form S-1 (the "Registration Statement") filed with the Securities and Exchange Commission ("SEC") on September 20, 2004, which as amended, was declared effective by the SEC on January 27, 2005 (File No. 333-119130).

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company's financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

        EMPLOYEE STOCK OWNERSHIP PLAN - In 2005, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. As of March 31, 2005, 452,295 shares of the Company's common stock had been committed to be purchased for approximately $4.5 million by the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

        EARNINGS PER SHARE - Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for the period from March 29, 2005 to March 31, 2005 is not considered meaningful and is not shown. For the 2004 period, there were no shares of common stock outstanding.

        COMPREHENSIVE INCOME--The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to retained earnings. Comprehensive income totaled $1,429,030 and $1,420,550 for the six months ended March 31, 2005 and 2004.

        RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, EFFECTIVE DATE OF PARAGRAPHS 10-20 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS, posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, IMPLICATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosure requirements continue to be effective for the Company's financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. The Company is complying with the disclosure requirements of EITF Issue No. 03-1.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As a result of a delaying order issued by the SEC in April 2005, the provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for its fiscal year periods beginning on October 1, 2005. Management is currently evaluating the effects of the adoption of this Statement on its financial statements. The Company did not issue and does not have outstanding any stock-based compensation as of March 31, 2005.

2.      INVESTMENT SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                                  MARCH 31, 2005
                                                       -----------------------------------------------------------------------
                                                                               GROSS           GROSS           ESTIMATED
                                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                              COST             GAINS           LOSSES            VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies     $111,131,333      $   18,582      $  (1,968,953)    $ 109,180,962
          Debt securities - Municipal bonds                  2,884,387           3,494            (60,416)        2,827,465
                                                          ------------      ----------      -------------     -------------

                   Total securities held to maturity      $114,015,720      $   22,076      $  (2,029,369)    $ 112,008,427
                                                          ============      ==========      =============     =============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies    $  2,998,644                      $     (42,704)    $   2,955,940
          FNMA stock                                                84      $    6,450                  -             6,534
          Mutual fund                                       34,982,453               -           (578,663)       34,403,790
          FHLMC preferred stock                                 25,909       1,644,973                  -         1,670,882
                                                          ------------      ----------      -------------     -------------

                   Total securities available for sale    $ 38,007,090      $1,651,423      $    (621,367)    $  39,037,146
                                                          ============      ==========      =============     =============



                                                                                SEPTEMBER 30, 2004
                                                       -----------------------------------------------------------------------
                                                                               GROSS           GROSS           ESTIMATED
                                                           AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                              COST             GAINS           LOSSES            VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies     $112,396,812      $  512,890      $    (797,780)    $ 112,111,922
          Debt securities - Municipal bonds                  2,409,349          12,830            (42,539)        2,379,640
                                                          ------------      ----------      -------------     -------------

                   Total securities held to maturity      $114,806,161      $  525,720      $    (840,319)    $ 114,491,562
                                                          ============      ==========      =============     =============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies    $  3,998,592      $   11,418      $           -     $   4,010,010
          FNMA stock                                                84           7,524                  -             7,608
          Mutual fund                                       34,982,453               -           (438,096)       34,544,357
          FHLMC preferred stock                                 25,909       1,698,906                  -         1,724,815
                                                          ------------      ----------      -------------     -------------

                   Total securities available for sale    $ 39,007,038      $1,717,848      $    (438,096)    $  40,286,790
                                                          ============      ==========      =============     =============

        The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2005:

                                                            LESS THAN 12 MONTHS                      MORE THAN 12 MONTHS
                                                  ---------------------------------------   --------------------------------------
                                                        GROSS              ESTIMATED              GROSS             ESTIMATED
                                                     UNREALIZED              FAIR              UNREALIZED              FAIR
                                                       LOSSES                VALUE               LOSSES               VALUE
        Securities held to maturity:
           Mortgage-backed securities                $    188,944         $ 24,685,224         $    377,696        $  9,934,541
           U.S. Treasury and Government agencies        1,292,679           86,106,847              676,235          16,059,085
           Municipal bonds                                 21,605              892,782               38,811             686,189
                                                     ------------         ------------         ------------        ------------

                   Total securities held to maturity    1,503,228          111,684,853            1,092,742          26,679,815
                                                     ------------         ------------         ------------        ------------

        Securities available for sale:
           U.S. Treasury and Government agencies           42,704            2,955,940                    -                   -
           Mutual fund                                          -                    -              578,663          34,403,790
                                                     ------------         ------------         ------------        ------------

                   Total securities available
                      for sale                             42,704            2,955,940              578,663          34,403,790
                                                     ------------         ------------         ------------        ------------

        Total                                        $  1,545,932         $114,640,793         $  1,671,405        $ 61,083,605
                                                     ============         ============         ============        ============

        Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        At March 31, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 25 securities having an aggregate depreciation of 2.7% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 107 securities having an aggregate depreciation of 1.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low risk securities from government agencies. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the ability to hold the mutual fund until the fair value increases. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

        The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           MARCH 31, 2005
                                              ---------------------------------------------------------------------------
                                                        HELD TO MATURITY                      AVAILABLE FOR SALE
                                              --------------------------------------  -----------------------------------
                                                                     ESTIMATED                              ESTIMATED
                                                  AMORTIZED             FAIR             AMORTIZED             FAIR
                                                     COST              VALUE               COST               VALUE
        Due after one through five years        $  22,984,179      $  22,726,900       $           -      $           -
        Due after five through ten years           39,122,429         38,563,508           1,000,000            989,060
        Due after ten years                        51,909,112         50,718,019           1,998,644          1,966,880
                                                -------------      -------------       -------------      -------------

        Total                                   $ 114,015,720      $ 112,008,427       $   2,998,644      $   2,955,940
                                                =============      =============       =============      =============


                                                                          SEPTEMBER 30, 2004
                                              ---------------------------------------------------------------------------
                                                        HELD TO MATURITY                      AVAILABLE FOR SALE
                                              --------------------------------------  -----------------------------------
                                                                     ESTIMATED                              ESTIMATED
                                                  AMORTIZED             FAIR             AMORTIZED             FAIR
                                                     COST              VALUE               COST               VALUE

        Due after one through five years        $   5,991,842      $   5,971,560       $           -      $           -
        Due after five through ten years           42,578,514         42,497,079           1,000,000          1,003,130
        Due after ten years                        66,235,805         66,022,923           2,998,592          3,006,880
                                                -------------      -------------       -------------      -------------

        Total                                   $ 114,806,161      $ 114,491,562       $   3,998,592      $   4,010,010
                                                =============      =============       =============      =============

3.      MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities held to maturity are summarized as follows:

                                                                           MARCH 31, 2005
                                              ---------------------------------------------------------------------------
                                                        HELD TO MATURITY                      AVAILABLE FOR SALE
                                              --------------------------------------  -----------------------------------
                                                                     ESTIMATED                              ESTIMATED
                                                  AMORTIZED             FAIR             AMORTIZED             FAIR
                                                     COST              VALUE               COST               VALUE
        GNMA pass-through certificates          $  70,722,989      $     876,754       $    (550,825)     $  71,048,917
        FNMA pass-through certificates                422,662              6,249              (2,267)           426,644
        FHLMC pass-through certificates               682,402             17,008             (13,548)           685,863
                                                -------------      -------------       -------------      -------------

        Total                                   $  71,828,053      $     900,011       $    (566,640)     $  72,161,424
                                                =============      =============       =============      =============

                                                                             SEPTEMBER 30, 2004
                                              ---------------------------------------------------------------------------
                                                        HELD TO MATURITY                      AVAILABLE FOR SALE
                                              --------------------------------------  -----------------------------------
                                                                     ESTIMATED                              ESTIMATED
                                                  AMORTIZED             FAIR             AMORTIZED             FAIR
                                                     COST              VALUE               COST               VALUE
        GNMA pass-through certificates          $  79,626,339      $   1,431,834       $    (316,198)     $  80,741,975
        FNMA pass-through certificates                487,864             12,172                (594)           499,442
        FHLMC pass-through certificates               817,739             25,636             (10,486)           832,889
                                                -------------      -------------       -------------      -------------

        Total                                   $  80,931,942      $   1,469,642       $    (327,278)     $  82,074,306
                                                =============      =============       =============      =============

        See Note 2 for information regarding the Company's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at March 31, 2005.

4.      LOANS RECEIVABLE

        Loans receivable consist of the following:

                                                           MARCH 31,           SEPTEMBER 30,
                                                             2005                  2004
                                                       ------------------   -------------------
        Single-family residential                         $ 129,919,950        $ 124,085,179
        Multi-family residential                              2,770,143            3,181,115
        Commercial real estate                                8,181,616            5,608,024
        Construction and land development                    45,353,520           39,216,733
        Commercial business                                     170,062              145,000
        Consumer                                              1,356,761            1,205,509
                                                          -------------        -------------

                   Total loans                              187,752,052          173,441,560

          Undisbursed portion of loans-in-process           (23,165,380)         (21,337,992)
          Deferred loan costs, net of fees                      100,932               19,081
          Allowance for loan losses                            (557,956)            (557,956)
                                                          -------------        -------------

        Net                                               $ 164,129,648        $ 151,564,693
                                                          =============        =============

        The following schedule summarizes the changes in the allowance for loan losses:

                                                   SIX MONTHS ENDED MARCH 31,
                                          ---------------------------------------------
                                                  2005                    2004
                                          ---------------------   ---------------------

        Balance, beginning of period         $      557,956           $      553,422
        Provision for loan losses                         -                   10,000
        Charge-offs                                       -                 (153,000)
        Recoveries                                        -                   32,534
                                             --------------           --------------

        Balance, end of period               $      557,956           $      442,956
                                             ==============           ==============

        Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at March 31, 2005 and September 30, 2004 amounted to approximately $559,000 and $479,000, respectively. At March 31, 2005, nonperforming loans consisted of $135,000 in single-family loans and $1,000 in consumer loans.

5.      DEPOSITS

        Deposits consist of the following major classifications:

                                                                          MARCH 31,                         SEPTEMBER 30,
                                                                            2005                                2004
                                                             ----------------------------------  ----------------------------------

                                                                   AMOUNT          PERCENT              AMOUNT          PERCENT
        Money market deposit accounts                           $ 46,145,431        13.7 %           $ 49,161,438        14.1 %
        NOW accounts                                              55,353,539        16.5               54,179,814        15.5
        Passbook, club and statement savings                      93,151,133        27.7               94,867,646        27.2
        Certificates maturing in six months or less               51,303,131        15.3               65,065,162        18.6
        Certificates maturing over six months or more             90,351,626        26.8               85,884,450        24.6
                                                                ------------       -----             ------------       -----

          Total                                                 $336,304,860       100.0 %           $349,158,510       100.0 %
                                                                ============       =====             ============       =====

        At March 31, 2005 and September 30, 2004, the weighted average cost of funds was 2.4 % and 2.3%, respectively.

6.      INCOME TAXES

        Items that gave rise to significant portions of deferred income taxes are as follows:

                                                                                MARCH 31,            SEPTEMBER 30,
                                                                                  2005                   2004
                                                                           -------------------    -------------------
        Deferred tax assets:
          Deposit premium                                                      $  387,469             $  411,941
          Allowance for loan losses                                               261,014                258,872
          Other                                                                    39,639                 44,399
                                                                               ----------             ----------

          Total                                                                   688,122                715,212
                                                                               ----------             ----------
        Deferred tax liabilities:
          Unrealized gain on available for sale securities                        360,519                447,913
          Property                                                                349,289                284,760
          Mortgage servicing rights                                                13,681                 14,531
          Deferred loan costs, net of fees                                         32,305                  4,005
                                                                               ----------             ----------

          Total                                                                   755,794                751,209
                                                                               ----------             ----------

        Net deferred tax liability                                             $  (67,672)            $  (35,997)
                                                                               ==========             ==========

7.      COMMITMENTS AND CONTINGENT LIABILITIES

        At March 31, 2005, the Company had $19,808,000 in outstanding commitments to originate fixed and variable- rate loans with market interest rates ranging from 5.625% to 7.25%. At September 30, 2004, the Company had $35,093,990 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 7.25%. These commitment amounts include participation interests sold to other financial institutions of $0 and $18,000,000 at March 31, 2005 and September 30, 2004, respectively. In October 2004, a $20,000,000 construction loan was closed with participation interests sold to other local financial institutions totaling $15,000,000.

        The Company also had commitments under unused lines of credit of $4,618,806 and $3,925,428 and letters of credit outstanding of $40,000 and $40,000 at March 31, 2005 and September 30, 2004, respectively.

        In February 2005, the Bank entered into a settlement for the award of counsel's fees and interest totaling $125,000 related to a previously disclosed lawsuit. The amount was paid as of March 31, 2005.

        Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Company's sales of whole loans and participation interests. At March 31, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $56,300. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements prior to the reorganization were the financial statements of the Bank. The Company's results of operations are primarily dependent on the results of the Bank, which is the wholly owned subsidiary of the Company. The Bank's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties. The Bank's primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.

CRITICAL ACCOUNTING POLICIES. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Financial Statements included in the Company's Registration Statement. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

FORWARD-LOOKING STATEMENTS. In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND SEPTEMBER 30, 2004

Total assets of the Company increased by $41.7 million, or 10.3%, from $406.6 million at September 30, 2004 to $448.3 million at March 31, 2005. The increase was primarily due to a $41.2 million increase to $51.3 million in cash and cash equivalents reflecting primarily the receipt of the proceeds of the subscription offering conducted in connection with the mutual holding company reorganization. In addition, our net loan portfolio experienced a $12.6 million or 8.3% increase to $164.1 million as we continued our emphasis on growing the loan portfolio. The majority of the growth in the loan portfolio was concentrated in construction and single-family residential loans. Offsetting such increases in part was a decrease in mortgage-backed securities held to maturity of $9.1 million or 11.2% to $71.8 million at March 31, 2005 as a result of prepayments and repayments due to the current interest rate environment.

Our total liabilities decreased by $10.1 million from $367.5 million at September 31, 2004 to $357.5 million at March 31, 2005. Total deposits decreased $12.9 million, or 3.7%, to $336.3 million from $349.2 million as of September 30, 2004. The majority of the decrease consisted of a $9.3 million decrease in certificates of deposit. In addition, of the total decrease, $2.1 million was used by depositors to purchase shares of the Company's common stock in the subscription offering, most of which came from core deposits. Accrued interest payable also decreased by $1.1 million to $794,000 as a result of interest being credited on most of our interest-bearing deposits at the end of the calendar year. Offsetting these decreases was a payable recorded at March 31, 2005 for the purchase of shares for the Bank's employee stock ownership plan ("ESOP") in an amount of $4.5 million. The Bank's ESOP, which was unable to purchase any shares in the subscription offering, committed to purchase 452,295 shares of common stock in open market purchases, such amount representing 8% of the shares sold to depositors. The purchase was completed subsequent to March 31, 2005 and the Company loaned the ESOP the funds necessary to purchase the shares.

Stockholders' equity increased by $51.7 million to $90.8 million at March 31, 2005 (which reflects the effects of the commitment to purchase the ESOP shares) as compared to $39.1 million at September 30, 2004 primarily due to the $54.9 million in net proceeds raised in the subscription offering. The Company sold 5,653,688 shares of common stock representing 45% of the total outstanding shares of the Company. The remaining 55% or 6,910,062 shares were issued to Prudential Mutual Holding Company, the Company's parent mutual holding company. Retained earnings increased $1.5 million to $39.8 million primarily as a result of the $1.6 million in net income for the first six months of fiscal 2005 offset in part by the Bank's $100,000 capitalization of Prudential Mutual Holding Company in connection with the mutual holding company reorganization. These increases were offset by the purchase of the ESOP shares mentioned above, which is recorded as a reduction to stockholders' equity.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

NET INCOME. Net income for the quarter ended March 31, 2005 was $894,000, an increase of $281,000, or 45.8%, as compared to net income of $613,000 for the same period in 2004. The increase was primarily due to a $231,000 increase in net interest income and a $128,000 decrease in non-interest expenses offset in part by an $89,000 increase in income tax expense.

Net income for the six months ended March 31, 2005 was $1.6 million, an increase of $270,000, or 20.4%, as compared to net income of $1.3 million for the same period in 2004. The increase was primarily due to a $410,000 increase in net interest income offset in part by a $160,000 increase in non-interest expenses.

NET INTEREST INCOME. Net interest income increased $231,000, or 8.9%, to $2.8 million for the three months ended March 31, 2005 as compared to $2.6 million for the same period in 2004. The increase was primarily due to a $280,000, or 5.8%, increase in interest income which was primarily due to an increase of $25.2 million, or 6.4%, in the average balance of interest-earning assets for the three months ended March 31, 2005, as compared to the same period in 2004. Partially offsetting the increase was a three basis point decrease to 4.91% in the weighted average yield earned on interest-earning assets for the three months ended March 31, 2005 as compared to the same period in 2004. In addition, we experienced a $49,000 increase in interest expense primarily as a result of a 12 basis point increase to 2.59% in the weighted average rate paid on interest-bearing liabilities offset in part by a $8.6 million, or 2.4%, decrease in the average balance of interest-bearing liabilities for the three months ended March 31, 2005,

For the six months ended March 31, 2005, net interest income increased $410,000, or 7.9%, to $5.6 million as compared to $5.2 million for the six months ended March 31, 2004. Net interest income increased primarily due to a $416,000, or 4.3%, increase in interest income which reflected the effect of a $15.9 million increase in the average balance of interest-earning assets during the six month period ended March 31, 2005 combined with a one basis point increase to 4.98% in the weighted average yield earned on interest-earning assets. Interest expense during the six months ended March 31, 2005 remained relatively stable by comparison to the same period in the prior year, increasing only $7,000 due to a one basis point increase in the weighted average rate paid on interest-bearing liabilities offset in part by a $2.0 million decrease in the average balance of such liabilities.

For the three months ended March 31, 2005, the average interest rate spread and net interest margin were 2.33% and 2.72%, respectively, as compared to 2.47% and 2.66%, respectively, for the same period in 2004. For the six months ended March 31, 2005, the average interest rate spread and net interest margin were 2.46% and 2.75%, respectively, as compared to 2.47% and 2.66%, respectively, for the same period in 2004.

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

                                                                                Three Months Ended March 31,
                                                          ------------------------------------------------------------------------
                                                                         2005                                 2004
                                            Yield/Rate    ------------------------------------------------------------------------
                                            At March 31,    Average                Average       Average                 Average
                                                2005        Balance    Interest   Yield/Rate     Balance    Interest   Yield/Rate
                                           ---------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Interest-earning assets:
Investment securities                           4.18%     $   151,757 $    1,615     4.26%     $   142,778 $    1,552     4.35%
Mortgage-backed securities                      5.41           74,493        972     5.22           85,363      1,128     5.29
Loans receivable(1)                             5.73          156,330      2,352     6.02          141,258      2,139     6.06
Other interest-earning assets                   1.78           34,535        185     2.14           22,521         25     0.44
                                                          ----------- ----------               ----------- ----------
    Total interest-earning assets               4.74          417,115      5,124     4.91          391,920      4,844     4.94
                                                                      ---------- ------------              ---------- ------------
Cash and non-interest-bearing balances                          4,989                                5,793
Other non-interest-earning assets                               6,764                                7,613
                                                          -----------                          -----------
    Total assets                                          $   428,868                          $   405,326
                                                          ===========                          ===========
Interest-bearing liabilities:
Savings accounts                                2.21      $    93,628        515     2.20      $    94,876        412     1.74
Money market deposit and NOW accounts           2.03          101,295        500     1.97           94,095        451     1.92
Certificates of deposit                         3.06          143,822      1,082     3.01          158,661      1,184     2.98
                                                          ----------- ----------               ----------- ----------
    Total deposits                              2.52          338,745      2,097     2.48          347,632      2,047     2.36
Advances from Federal Home Loan Bank            5.52           13,846        191     5.52           13,884        191     5.50
Advances from borrowers for taxes and
    insurance                                   1.09            1,634          3     0.73            1,292          4     1.24
                                                          ----------- ----------               ----------- ----------
    Total interest-bearing liabilities          2.63          354,225      2,291     2.59          362,808      2,242     2.47
                                                                      ---------- ------------              ---------- ------------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                           31,778                                2,802
Other liabilities                                               1,770                                1,918
                                                          -----------                          -----------
    Total liabilities                                         387,773                              367,528
Stockholders' equity                                           41,096                               37,799
                                                          -----------                          -----------
    Total liabilities and stockholders' equity            $   428,869                          $   405,327
                                                          ===========                          ===========
Net interest-earning assets                               $    62,890                          $    29,112
                                                          ===========                          ===========
Net interest income; interest rate spread       2.11%                 $    2,833     2.33%                 $    2,602     2.47%
                                                ====                  ========== ============              ========== ============
Net interest margin(2)                                                               2.72%                                2.66%
                                                                                 ============                         ============

Average interest-earning assets to average
    interest-bearing liabilities                                          117.75%                             108.02%
                                                                      ==========                           ==========

---------------------------------------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.

                                                                               Six Months Ended March 31,
                                                          ------------------------------------------------------------------------
                                                                         2005                                 2004
                                            Yield/Rate    ------------------------------------------------------------------------
                                            At March 31,    Average                Average       Average                 Average
                                                2005        Balance    Interest   Yield/Rate     Balance    Interest   Yield/Rate
                                           ---------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Interest-earning assets:
Investment securities                           4.21%     $   152,026 $    3,260     4.29%     $   143,055 $    3,122     4.36%
Mortgage-backed securities                      5.58           76,829      2,005     5.22           85,653      2,258     5.27
Loans receivable(1)                             5.66          156,501      4,641     5.93          139,166      4,272     6.14
Other interest-earning assets                   1.01           20,599        211     2.05           22,203         49     0.44
                                                          ----------- ----------               ----------- ----------
    Total interest-earning assets               4.68          405,955     10,117     4.98          390,077      9,701     4.97
                                                                      ---------- ------------              ---------- ------------
Cash and non-interest-bearing balances                          5,511                                5,851
Other non-interest-earning assets                               6,799                                7,417
                                                          -----------                          -----------
    Total assets                                          $   418,265                          $   403,345
                                                          ===========                          ===========
Interest-bearing liabilities:
Savings accounts                                2.00      $    93,814        930     1.98      $    94,716        827     1.75
Money market deposit and NOW accounts           2.06          103,147      1,015     1.97           92,294        887     1.92
Certificates of deposit                         3.09          146,226      2,189     2.99          158,271      2,409     3.04
                                                          ----------- ----------               ----------- ----------
    Total deposits                              2.48          343,187      4,134     2.41          345,281      4,123     2.39
Advances from Federal Home Loan Bank            5.58           13,851        386     5.57           13,889        389     5.60
Advances from borrowers for taxes and
    insurance                                   1.09            1,484          6     0.81            1,345          7     1.04
                                                          ----------- ----------               ----------- ----------
    Total interest-bearing liabilities          2.60          358,522      4,526     2.52          360,515      4,519     2.51
                                                                      ---------- ------------              ---------- ------------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                           17,031                                2,924
Other liabilities                                               2,414                                2,482
                                                          -----------                          -----------
    Total liabilities                                         377,967                              365,921
Stockholders' equity                                           40,297                               37,424
                                                          -----------                          -----------
    Total liabilities and stockholders' equity            $   418,264                          $   403,345
                                                          ===========                          ===========
Net interest-earning assets                               $    47,433                          $    29,562
                                                          ===========                          ===========
Net interest income; interest rate spread       2.08%                 $    5,591     2.46%                 $    5,182     2.47%
                                                ====                  ========== ============              ========== ============
Net interest margin(2)                                                               2.75%                                2.66%
                                                                                 ============                         ============

Average interest-earning assets to average
    interest-bearing liabilities                                         113.23%                              108.20%
                                                                      ==========                           ==========

---------------------------------------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.


PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. For the three months and six months ended March 31, 2005, we made no provision for loan losses as compared to $10,000 for both comparable periods in 2004. Our allowance for loan losses totaled $558,000 at both March 31, 2005 and September 30, 2004.

At March 31, 2005, non-performing assets totaled $559,000, or 0.12% of total assets, a decrease of $441,000 from $1.0 million at September 30, 2004. Our non-performing assets at March 31, 2005 consisted of $136,000 of non-performing loans and one real estate owned property with a carrying value of $423,000. Non-performing loans as percentage of net loans receivable amounted to 0.08% at March 31, 2005 compared to 0.32% at September 30, 2004. The allowance for loan losses as a percentage of total loans was 0.3% for both March 31, 2005 and September 30, 2004. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 410.3% and 116.5% as of March 31, 2005 and September 30, 2004, respectively.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income increased $1,000 and $17,000 for the three and six months ended March 31, 2005, respectively, as compared to the same periods in 2004. The increases were primarily due to an increase in fees and other service charges.

NON-INTEREST EXPENSES. Non-interest expense decreased $129,000 or 7.5% during the three months ended March 31, 2005 compared to the same period in 2004 but increased $160,000 or 4.8% for the six months ended March 31, 2005 as compared to the same period in 2004. The decrease for the quarter was primarily due to decreases in pension expense offset in part by, among other things, increases in salaries and employee benefits. For the six months ended March 31, 2005, the increase reflected in large part a $125,000 accrual for the award of counsel's fees and interest related to a previously disclosed lawsuit combined with increases in salaries and employee benefits and data processing. The increase in salaries and employee benefits in both periods, the largest component of non-interest expense, was due to normal merit increases in salary, an increase in staff levels and increased costs for employee benefits, particularly, the cost of employee medical insurance. The increase in data processing expense in the 2005 periods was primarily due to increased servicing costs of the Bank's third party servicer.

INCOME TAX EXPENSE. Income tax expense for the quarter and six months ended March 31, 2005 amounted to $475,000 and $838,000, respectively, compared to $385,000 and $831,000, respectively, for the quarter and six months ended March 31, 2004. Our effective income tax rate declined for the quarter and six months ended March 31, 2005 as compared to the same periods in 2004 due to the effects of increased investment in tax-exempt investment securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2005, our cash and cash equivalents amounted to $51.3 million. In addition, our available for sale investment securities amounted to an aggregate of $39.0 million at March 31, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2005, the Company had $19.8 million in outstanding commitments to originate fixed and variable rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $4.6 million and letters of credit outstanding of $40,000 at March 31, 2005. Certificates of deposit at March 31, 2005 maturing in one year or less totaled $83.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At March 31, 2005 and September 30, 2004, we had $13.8 million in outstanding FHLB advances and we had the ability to obtain up to an additional $193.6 million FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company's and the Bank's capital ratios as of March 31, 2005 and the Bank's capital ratios as of September 30, 2004 and compares them to current regulatory guidelines.

                                                                                                    TO BE
                                                                                               WELL CAPITALIZED
                                                                            REQUIRED FOR         UNDER PROMPT
                                                                          CAPITAL ADEQUACY     CORRECTIVE ACTION
                                                          ACTUAL RATIO        PURPOSES            PROVISIONS
                                                         --------------  -------------------  --------------------
          March 31, 2005:
            Tier 1 capital (to average assets)
               The Company                                    20.88 %           4.0 %                N/A
               The Bank                                       14.53 %           4.0 %                5.0 %

            Tier 1 capital (to risk weighted assets)
               The Company                                    52.73             4.0 %                N/A
               The Bank                                       36.69             4.0 %                6.0 %

            Total capital (to risk weighted assets)
               The Company                                    53.34             8.0 %                N/A
               The Bank                                       37.30             8.0 %               10.0 %

          September 30, 2004:
            Tier 1 capital (to average assets)                 9.39 %           4.0 %                5.0 %

            Tier 1 capital (to risk weighted assets)          24.50             4.0                  6.0

            Total capital (to risk weighted assets)           25.22             8.0                 10.0

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

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

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from
14.94 % to 31.14%. The annual prepayment rate for mortgage-backed securities is assumed to range from 8.28% to 31.80%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                                     3 Months    3 Months       1 Year        3 Years      More than      Total
                                                     or Less     to 1 Year    to 3 Years    to 5 Years      5 Years       Amount
                                                   -----------  -----------  ------------  ------------   -----------  -----------
                                                                               (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                            $  22,580    $  12,191     $   9,189     $  16,985     $  92,742    $ 153,687
Mortgage-backed securities                              3,265        7,465         9,720        13,793        37,585       71,828
Loans receivable(3)                                    41,554       33,346        47,454        21,346        20,430      164,130
Other interest earning assets                          41,590          -             -             -             -         41,590
                                                   -------------------------------------------------------------------------------
    Total interest-earning assets                   $ 108,989    $  53,002     $  66,363     $  52,124     $ 150,757    $ 431,235
                                                   ===============================================================================

Interest-bearing liabilities:
Savings accounts                                    $     257    $     399     $  56,185     $  18,728     $  18,728    $  94,297
Money market deposit and NOW accounts                     -         23,046        53,766        10,240        10,240       97,292
Certificates of deposits                               26,905       56,330        44,132        14,287           -        141,654
Advances from Federal Home Loan Bank                       16           47           131           137        13,512       13,843
Advances from borrowers for taxes and insurance           -            -             -             -           1,100        1,100
                                                   -------------------------------------------------------------------------------
    Total interest-bearing liabilities              $  27,178    $  79,822     $ 154,214     $  43,392     $  43,580    $ 348,186
                                                   ===============================================================================

Interest-earning assets
   less interest-bearing liabilities                $  81,811    $ (26,820)    $ (87,851)    $   8,732     $ 107,177    $  83,049
                                                   ===============================================================================

Cumulative interest-rate sensitivity gap (4)        $  81,811    $  54,991     $ (32,860)    $ (24,128)    $  83,049
                                                   ==================================================================

Cumulative interest-rate gap as a
   percentage of total assets at March 31, 2005        18.25%        12.27%        (7.33)%       (5.38)%      18.53%
                                                   ==================================================================

Cumulative interest-earning assets
   as a percentage of cumulative interest-
   bearing liabilities at March 31, 2005              401.02%       151.39%        87.42%        92.08%      123.85%
                                                   ==================================================================

-------------------------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2) For purposes of the gap analysis, investment securities are stated at amortized cost and include Federal Home Loan Bank stock.

-------------------------------------
(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses, but net of undisbursed portion of loans-in-process and unamortized deferred loan fees.

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

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2005 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.


                 Change in                                                            NPV as % of Portfolio
               Interest Rates             Net Portfolio Value                            Value of Assets
              In Basis Points    ---------------------------------------------------------------------------------
                (Rate Shock)           Amount           $ Change       % Change      NPV Ratio       Change
------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
                    300               $ 55,044         $ (29,194)      (34.66)%         7.85%       (11.03)%
                    200                 64,294           (19,944)      (23.68)%        15.57%        (3.31)%
                    100                 74,334            (9,904)      (11.76)%        17.31%        (1.57)%
                   Static               84,238                 -            -          18.88%            -
                   (100)                85,772             1,534         1.82%         18.87%        (0.01)%
                   (200)                81,738            (2,500)       (2.97)%        17.85%        (1.03)%

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(e) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

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

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA




DATE:   MAY 16, 2005               BY: /S/
                                           -------------------------------------
                                        THOMAS A. VENTO
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE:   MAY 16, 2005               BY: /S/
                                           -------------------------------------
                                        JOSEPH R. CORRATO
                                        EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER