Form 10-Q
period 2005-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2005-08-15
CIK 1302324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ___________________TO___________________

         COMMISSION FILE NUMBER: 000-51214


                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in Its Charter)

          PENNSYLVANIA                                       68-0593604
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                               1834 OREGON AVENUE
                        PHILADELPHIA, PENNSYLVANIA 19145
               (Address of Principal Executive Offices) (Zip Code)

                                 (215) 755-1500
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No x
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2005: 12,497,450

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Condensed Financial Statements

               Unaudited Consolidated Statements of Financial Condition
               as of June 30, 2005 and September 30, 2004                                2

               Unaudited Consolidated Statements of Income for the Three
               and Nine Months Ended June 30, 2005 and 2004                              3

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity and Comprehensive Income for the Nine Months Ended
               June 30, 2005                                                             4

               Unaudited Consolidated Statements of Cash Flows for the Nine
               Months Ended June 30, 2005 and 2004                                       5

               Notes to Unaudited Consolidated Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                22

     Item 4.   Controls and Procedures                                                   25

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         26

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               26

     Item 3.   Defaults Upon Senior Securities                                           26

     Item 4.   Submission of Matters to a Vote of Security Holders                       26

     Item 5.   Other Information                                                         26

     Item 6.   Exhibits                                                                  26

     SIGNATURES                                                                          27

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------------------------------------------------

                                                                                             JUNE 30,       SEPTEMBER 30,
                                                                                               2005             2004
                                                                                          ---------------  ---------------
ASSETS

Cash and amounts due from depository institutions                                          $   4,463,123    $   4,627,592
Interest-bearing deposits                                                                     28,737,015        5,433,169
                                                                                          ---------------  ---------------

          Total cash and cash equivalents                                                     33,200,138       10,060,761

Investment securities held to maturity (estimated fair value--June 30, 2005,
  $123,712,021; September 30, 2004, $114,491,562)                                            124,102,823      114,806,161
Investment securities available for sale (amortized cost--June 30, 2005, $38,007,116;
  September 30, 2004, $39,007,038)                                                            38,991,657       40,286,790
Mortgage-backed securities held to maturity (estimated fair value--
  June 30, 2005, $68,669,171 ; September 30, 2004, $82,074,306)                               67,176,465       80,931,942
Loans receivable--net of allowance for loan losses (June 30, 2005, $557,956;
  September 30, 2004, $557,956)                                                              170,487,716      151,564,693
Accrued interest receivable:
  Loans receivable                                                                               885,924          770,610
  Mortgage-backed securities                                                                     294,352          357,011
  Investment securities                                                                        1,728,514        1,520,046
Real estate owned                                                                                422,784          547,784
Federal Home Loan Bank stock--at cost                                                          1,646,000        2,074,000
Office properties and equipment--net                                                           1,793,603        1,879,367
Prepaid expenses and other assets                                                              3,546,465        1,839,059
                                                                                          ---------------  ---------------

TOTAL ASSETS                                                                               $ 444,276,441    $ 406,638,224
                                                                                          ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                   $   3,724,686    $   2,231,839
     Interest-bearing                                                                        329,399,517      346,926,671
                                                                                          ---------------  ---------------
          Total deposits                                                                     333,124,203      349,158,510
  Advances from Federal Home Loan Bank                                                        13,833,178       13,862,127
  Accrued interest payable                                                                     1,348,129        1,851,239
  Advances from borrowers for taxes and insurance                                              1,729,549        1,030,168
  Accounts payable and accrued expenses                                                        2,971,391        1,601,646
  Accrued dividend payable                                                                       499,898                -
  Deferred income taxes                                                                           75,069           35,997
                                                                                          ---------------  ---------------

          Total liabilities                                                                  353,581,417      367,539,687
                                                                                          ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01par value, 10,000,000 shares authorized; none issued                            -                -
  Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750;
     outstanding - 12,497,450 at June 30, 2005; 0 at September 30, 2004                          125,638                -
  Additional paid-in capital                                                                  54,723,810                -
  Unearned ESOP shares                                                                        (4,405,389)               -
  Treasury stock, at cost: 66,300 shares  at June 30, 2005;
     0 shares at September 30, 2004                                                             (654,415)               -
  Retained earnings                                                                           40,265,429       38,266,698
  Accumulated other comprehensive income                                                         639,951          831,839
                                                                                          ---------------  ---------------

          Total stockholders' equity                                                          90,695,024       39,098,537
                                                                                          ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 444,276,441    $ 406,638,224
                                                                                          ===============  ===============

See notes to unaudited consolidated financial statements.

                                                             2

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                  -----------------------------------   -----------------------------------
                                                       2005               2004               2005              2004
                                                  ----------------   ----------------   ----------------   ----------------
INTEREST INCOME:
  Interest and fees on loans                       $    2,570,161     $    2,114,348     $    7,211,401     $    6,386,871
  Interest on mortgage-backed securities                  910,868          1,099,341          2,915,620          3,357,537
  Interest and dividends on investments                 1,932,482          1,585,294          5,403,831          4,756,016
                                                   --------------     --------------     --------------     --------------

          Total interest income                         5,413,511          4,798,983         15,530,852         14,500,424
                                                   --------------     --------------     --------------     --------------

INTEREST EXPENSE:
  Interest on deposits                                  2,091,932          2,042,721          6,231,128          6,172,787
  Interest on borrowings                                  193,118            193,349            579,528            582,309
                                                   --------------     --------------     --------------     --------------

          Total interest expense                        2,285,050          2,236,070          6,810,656          6,755,096
                                                   --------------     --------------     --------------     --------------

NET INTEREST INCOME                                     3,128,461          2,562,913          8,720,196          7,745,328

PROVISION FOR LOAN LOSSES                                       -             30,000                  -             40,000
                                                   --------------     --------------     --------------     --------------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       3,128,461          2,532,913          8,720,196          7,705,328
                                                   --------------     --------------     --------------     --------------

NON-INTEREST INCOME:
  Fees and other service charges                          104,511            125,290            353,461            365,388
  Other                                                    22,656             21,868             75,224             66,206
                                                   --------------     --------------     --------------     --------------

          Total non-interest income                       127,167            147,158            428,685            431,594
                                                   --------------     --------------     --------------     --------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                          971,568            987,429          2,956,180          2,931,305
  Data processing                                         116,937            113,080            365,084            289,097
  Office occupancy                                         76,152             66,027            222,637            236,840
  Depreciation                                             64,994             68,390            197,816            201,133
  Payroll taxes                                            54,830             52,093            183,083            171,828
  Director compensation                                    55,812             38,550            162,061             95,400
  Professional services                                    76,730             38,499            161,728            121,711
  Litigation expense                                            -            404,013            120,000            404,013
  Other                                                   264,734            365,484            777,541            986,443
                                                   --------------     --------------     --------------     --------------

          Total non-interest expenses                   1,681,757          2,133,565          5,146,130          5,437,770
                                                   --------------     --------------     --------------     --------------

INCOME BEFORE INCOME TAXES                              1,573,871            546,506          4,002,751          2,699,152
                                                   --------------     --------------     --------------     --------------

INCOME TAXES:
  Current                                                 543,248             63,937          1,261,727            798,880
  Deferred                                                 23,327             46,886            142,395            143,295
                                                   --------------     --------------     --------------     --------------

          Total                                           566,575            110,823          1,404,122            942,175
                                                   --------------     --------------     --------------     --------------

NET INCOME                                          $   1,007,296      $     435,683      $   2,598,629      $   1,756,977
                                                   ==============     ==============     ==============     ==============

BASIC EARNINGS PER SHARE                            $        0.08             (1)               (2)                 (1)

DILUTED EARNINGS PER SHARE                          $        0.08             (1)               (2)                 (1)

---------------------------------------------------------------------------------------------------------------------------

(1)     For the 2004 periods, no shares of common stock were outstanding.

(2)     Due to timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share information for the periods prior to the quarter ended June
30, 2005 is not considered meaningful and is not shown

See notes to unaudited consolidated financial statements.

                                                             3

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          ACCUMULATED
                                     ADDITIONAL    UNEARNED                                 OTHER          TOTAL
                           COMMON     PAID-IN        ESOP       TREASURY     RETAINED   COMPREHENSIVE   STOCKHOLDERS'  COMPREHENSIVE
                            STOCK     CAPITAL       SHARES        STOCK      EARNINGS   INCOME (LOSS)      EQUITY          INCOME

BALANCE, OCTOBER 1, 2004  $      -  $         -  $          -  $        -  $  38,266,698  $  831,839   $  39,098,537   $          -

 Comprehensive income:

   Net income                                                                  2,598,629                   2,598,629      2,598,629

   Net unrealized
    holding loss on
    available for
    sale securities
    arising during
    the period, net
    of income tax
    benefit of
    $103,324                                                                                (191,888)       (191,888)      (191,888)
                                                                                                                       -------------

   Comprehensive income                                                                                                $  2,406,741
                                                                                                                       =============

 Capitalization of
   mutual holding
   company                                                                      (100,000)                   (100,000)

 Cash dividend ($.04
   per share)                                                                   (499,898)                   (499,898)

 Issuance of common
   stock                   125,638   54,724,693                                                           54,850,331

 Treasury stock
   purchased                                                    (654,415)                                   (654,415)

 Purchase of ESOP
   shares                                         (4,461,166)                                             (4,461,166)

 ESOP shares committed
   to be released                          (833)      55,777                                                  54,944

                        ----------  -----------  ------------  ----------  -------------  ----------   -------------

BALANCE, JUNE 30, 2005  $  125,638  $54,723,860  $(4,405,389)  $(654,415)  $  40,265,429  $  639,951   $  90,695,074
                        ==========  ===========  ============  ==========  =============  ==========   =============


                                                                 4

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                       NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                               --------------------------------
                                                                                     2005            2004
                                                                               ---------------  ---------------
OPERATING ACTIVITIES:
  Net income                                                                    $   2,598,629    $   1,756,977
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses                                                               -           40,000
    Depreciation                                                                      197,816          201,133
    Net accretion of premiums/discounts                                               (53,793)         (34,173)
    Net accretion of deferred loan fees and costs                                    (188,483)        (179,358)
    Amortization of ESOP                                                               54,439                -
    Deferred income tax expense                                                       142,395          143,295
    Changes in assets and liabilities which (used) provided cash:
      Accounts payable and accrued expenses                                          (630,255)        (296,846)
      Accrued interest payable                                                       (503,110)        (547,985)
      Prepaid expenses and other assets                                               292,594          171,004
      Accrued interest receivable                                                    (261,123)        (348,416)
                                                                                -------------    -------------
               Net cash provided by operating activities                            1,649,109          905,631
                                                                                -------------    -------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                              (35,533,500)     (37,834,519)
  Purchase of mortgage-backed securities held to maturity                                   -      (19,718,541)
  Loans originated or acquired                                                    (56,720,324)     (45,764,000)
  Principal collected on loans                                                     37,986,239       38,601,756
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                              13,777,848       18,407,597
  Proceeds from calls/maturities of investment securities held to maturity         26,268,182       25,500,000
  Proceeds from calls/sales of investment securities available for sale             1,000,000        3,005,837
  Purchase of Federal Home Loan Bank stock                                            (18,300)         (55,200)
  Proceeds from redemption of Federal Home Loan Bank stock                            446,300          245,100
  Proceeds from the sale of real estate owned                                         125,000                -
  Purchases of equipment                                                             (112,052)        (273,306)
                                                                                -------------    -------------
               Net cash used in investing activities                              (12,780,607)     (17,885,276)
                                                                                -------------    -------------
FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
     and savings accounts                                                          (6,861,019)      13,468,711
  Net decrease in certificates of deposit                                          (9,173,288)      (1,117,206)
  Repayment of advances from Federal Home Loan Bank                                   (28,949)         (28,262)
  Increase in advances from borrowers for taxes and insurance                         699,381          540,669
  Proceeds from stock issuance, net of conversion costs                            54,850,331                -
  Capitalization of mutual holding company                                           (100,000)               -
  Purchase of stock for ESOP                                                       (4,461,166)               -
  Purchase of treasury stock                                                         (654,415)               -
                                                                                -------------    -------------
               Net cash provided by financing activities                           34,270,875       12,863,912
                                                                                -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               23,139,377       (4,115,733)

CASH AND CASH EQUIVALENTS--Beginning of year                                       10,060,761       24,107,723
                                                                                -------------    -------------

CASH AND CASH EQUIVALENTS--End of year                                           $ 33,200,138     $ 19,991,990
                                                                                =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                              $  7,313,766     $  7,309,027
                                                                                =============    =============

  Income taxes paid                                                              $  1,140,711     $    633,342
                                                                                =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
Commitments to purchase investment securities                                    $  2,000,000     $          -
                                                                                =============    =============


See notes to unaudited consolidated financial statements.

                                                         5

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION - Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements prior to the reorganization were the financial statements of the Bank. Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 55.3% (6,910,062 shares) of the Company's outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

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

        The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005, or any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended September 30, 2004, included in the Company's registration statement on Form S-1 (the "Registration Statement") initially filed with the Securities and Exchange Commission ("SEC") on September 20, 2004, which as amended, was declared effective by the SEC on January 27, 2005 (File No. 333-119130).

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

        DIVIDEND PAYABLE - On June 24, 2005, the Company's Board of Directors declared a quarterly cash dividend of $.04 on the common stock of the Company payable on July 29, 2005 to the shareholders of record at the close of business on July 15, 2005. The Company had 12,497,450 shares outstanding at the time of the declaration resulting in a payable of $499,898 at June 30, 2005. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

        EMPLOYEE STOCK OWNERSHIP PLAN - In 2005, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock for approximately $4.5 million. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2005, the Company had committed to release 5,655 shares from the suspense account and recognized $54,439 in compensation expense.

        TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

        COMPREHENSIVE INCOME--The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to retained earnings. Comprehensive income totaled $2,406,741 and $1,761,810 for the nine months ended June 30, 2005 and 2004.

        RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position (FSP) 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, IMPLEMENTATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, RECOGNITION OF OTHER-THAN-TEMPORARY IMPAIRMENT UPON THE PLANNED SALE OF A SECURITY WHOSE COST EXCEEDS FAIR VALUE. The final FSP (retitled FSP FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, SEC Staff Accounting Bulletin No. 59, ACCOUNTING FOR NONCURRENT MARKETABLE EQUITY SECURITIES, and APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

        The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot. The Company is continuing to evaluate the impact of these pronouncements and does not anticipate that the guidance will have a material impact on the Company. The disclosure requirements of EITF 03-1 continue to be effective for the Company's financial statements and the Company is complying with those requirements.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As a result of a delaying order issued by the SEC in April 2005, the provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for its fiscal year periods beginning on

        October 1, 2005. Management is currently evaluating the effects of the adoption of this Statement on its financial statements. The Company did not issue and does not have outstanding any stock-based compensation as of June 30, 2005, other than the ESOP which is a tax-qualified plan and is not subject to the Statement.

2.      EARNINGS PER SHARE

        Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of June 30, 2005 and for the three and nine months then ended, the Company did not issue and does not have outstanding any CSEs. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for the periods prior to the quarter ended June 30, 2005 is not considered meaningful and is not shown. For the 2004 period, there were no shares of common stock outstanding.

        The calculated basic and diluted earnings per share are as follows:

                                                              THREE MONTHS ENDED JUNE 30, 2005
                                                          ---------------------------------------
                                                               BASIC                DILUTED
                                                          ----------------       ----------------
        Net Income                                         $    1,007,296         $    1,007,296

        Weighted average shares outstanding used in
            basic earnings per share computation               12,094,410             12,094,410
        Effect of CSEs                                                  -                      -
                                                          ----------------       ----------------
        Adjusted weighted average shares used in
            diluted earnings per share computation             12,094,410             12,094,410
                                                          ----------------       ----------------

        Earnings per share - basic and diluted             $         0.08         $         0.08
                                                          ================       ================

3.      INVESTMENT SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                               JUNE 30, 2005
                                                       --------------------------------------------------------------
                                                                            GROSS          GROSS         ESTIMATED
                                                           AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                                             COST           GAINS          LOSSES          VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies    $121,218,417     $  105,800    $ (490,805)   $ 120,833,412
          Debt securities - Municipal bonds                 2,884,406         15,241       (21,038)       2,878,609
                                                         ------------     ----------    ----------    -------------

               Total securities held to maturity         $124,102,823     $  121,041    $ (511,843)   $ 123,712,021
                                                         ============     ==========    ==========    =============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies   $  2,998,670     $    1,955    $   (3,750)   $   2,996,875
          FNMA stock                                               84          6,924             -            7,008
          Mutual fund                                      34,982,453              -      (719,230)      34,263,223
          FHLMC preferred stock                                25,909      1,698,642             -        1,724,551
                                                         ------------     ----------    ----------    -------------

               Total securities available for sale       $ 38,007,116     $1,707,521    $ (722,980)   $  38,991,657
                                                         ============     ==========    ==========    =============

                                                                             SEPTEMBER 30, 2004
                                                       --------------------------------------------------------------
                                                                            GROSS          GROSS         ESTIMATED
                                                           AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                                             COST           GAINS          LOSSES          VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies    $112,396,812     $  512,890    $ (797,780)   $ 112,111,922
          Debt securities - Municipal bonds                 2,409,349         12,830       (42,539)       2,379,640
                                                         ------------     ----------    ----------    -------------

               Total securities held to maturity         $114,806,161     $  525,720    $ (840,319)   $ 114,491,562
                                                         ============     ==========    ==========    =============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies   $  3,998,592     $   11,418    $        -    $   4,010,010
          FNMA stock                                               84          7,524             -            7,608
          Mutual fund                                      34,982,453              -      (438,096)      34,544,357
          FHLMC preferred stock                                25,909      1,698,906             -        1,724,815
                                                         ------------     ----------    ----------    -------------

               Total securities available for sale       $ 39,007,038     $ 1,717,848   $ (438,096)   $  40,286,790
                                                         ============     ==========    ==========    =============

        The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2005:

                                                             LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                      ---------------------------------  -------------------------------
                                                           GROSS           ESTIMATED         GROSS          ESTIMATED
                                                         UNREALIZED          FAIR          UNREALIZED          FAIR
                                                           LOSSES            VALUE           LOSSES            VALUE
        Securities held to maturity:
           Mortgage-backed securities                   $      55,806    $   1,163,470    $      57,352    $   7,330,529
           U.S. Treasury and Government agencies               66,374       26,160,137          424,431       43,123,329
           Municipal bonds                                          -                -           21,038        1,143,369
                                                       --------------   --------------   --------------   --------------

               Total securities held to maturity              122,180       27,323,607          502,821       51,597,227
                                                       --------------   --------------   --------------   --------------

        Securities available for sale:
           U.S. Treasury and Government agencies                3,750          996,250                -                -
           Mutual fund                                              -                -          719,230       34,263,223
                                                       --------------   --------------   --------------   --------------

               Total securities available for sale              3,750          996,250          719,230       34,263,223
                                                       --------------   --------------   --------------   --------------

        Total                                           $     125,930    $  28,319,857    $   1,222,051    $  85,860,450
                                                       ==============   ==============   ==============   ==============

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

        At June 30, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 52 securities having an aggregate depreciation of 1.4% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 32 securities having an aggregate depreciation of 0.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low-risk securities from government agencies or government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the ability to hold the mutual fund until the fair value increases. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

        The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      JUNE 30, 2005
                                          ---------------------------------------------------------------------
                                                    HELD TO MATURITY                 AVAILABLE FOR SALE
                                          ----------------------------------  ---------------------------------
                                                               ESTIMATED                          ESTIMATED
                                              AMORTIZED          FAIR            AMORTIZED          FAIR
                                                 COST            VALUE             COST             VALUE
        Due within one year                 $   4,000,000    $   3,989,375     $           -    $           -
        Due after one through five years       34,068,937       33,959,947                 -                -
        Due after five through ten years       40,840,735       40,793,807         1,000,000          996,250
        Due after ten years                    45,193,151       44,968,892         1,998,670        2,000,625
                                            -------------    -------------     -------------    -------------

        Total                               $ 124,102,823    $ 123,712,021     $   2,998,670    $   2,996,875
                                            =============    =============     =============    =============

                                                                     SEPTEMBER 30, 2004
                                          ---------------------------------------------------------------------
                                                    HELD TO MATURITY                 AVAILABLE FOR SALE
                                          ----------------------------------  ---------------------------------
                                                               ESTIMATED                          ESTIMATED
                                              AMORTIZED          FAIR            AMORTIZED          FAIR
                                                 COST            VALUE             COST             VALUE
        Due after one through five years    $   5,991,842    $   5,971,560     $           -    $           -
        Due after five through ten years       42,578,514       42,497,079         1,000,000        1,003,130
        Due after ten years                    66,235,805       66,022,923         2,998,592        3,006,880
                                            -------------    -------------     -------------    -------------

        Total                               $ 114,806,161    $ 114,491,562     $   3,998,592    $   4,010,010
                                            =============    =============     =============    =============

4.      MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities held to maturity are summarized as follows:

                                                                      JUNE 30, 2005
                                          ---------------------------------------------------------------------
                                                               ESTIMATED                          ESTIMATED
                                              AMORTIZED          FAIR            AMORTIZED          FAIR
                                                 COST            VALUE             COST             VALUE
        GNMA pass-through certificates      $  66,177,012    $   1,582,735     $     (94,880)   $  67,664,867
        FNMA pass-through certificates            390,968            6,252            (3,303)         393,917
        FHLMC pass-through certificates           608,485           16,877           (14,975)         610,387
                                            -------------    -------------     -------------    -------------

        Total                               $  67,176,465    $   1,605,864     $    (113,158)   $  68,669,171
                                            =============    =============     =============    =============

                                                                    SEPTEMBER 30, 2004
                                          ---------------------------------------------------------------------
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
                                            =============    =============     =============    =============

        See Note 3 for information regarding the Company's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at June 30, 2005.

5.      LOANS RECEIVABLE

        Loans receivable consist of the following:

                                                             JUNE 30,        SEPTEMBER 30,
                                                               2005              2004
                                                         ----------------  ----------------
        Single-family residential                          $ 134,381,655     $ 124,085,179
        Multi-family residential                               2,596,753         3,181,115
        Commercial real estate                                10,048,292         5,608,024
        Construction and land development                     47,807,689        39,216,733
        Commercial business                                      169,340           145,000
        Consumer                                               1,278,696         1,205,509
                                                          --------------    --------------

              Total loans                                    196,282,425       173,441,560

          Undisbursed portion of loans-in-process            (25,317,749)      (21,337,992)
          Deferred loan costs, net of fees                        80,996            19,081
          Allowance for loan losses                             (557,956)         (557,956)
                                                          --------------    --------------

        Net                                                $ 170,487,716     $ 151,564,693
                                                          ==============    ==============

        The following schedule summarizes the changes in the allowance for loan losses:

                                                 NINE MONTHS ENDED JUNE 30,
                                              -------------------------------
                                                    2005            2004
                                              --------------   --------------

        Balance, beginning of period           $    557,956     $    553,422
        Provision for loan losses                         -           40,000
        Charge-offs                                       -          (78,000)
        Recoveries                                        -           32,534
                                               ------------     ------------

        Balance, end of period                 $    557,956     $    547,956
                                               ============     ============

        Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at June 30, 2005 and September 30, 2004 amounted to approximately $512,000 and $479,000, respectively. At June 30, 2005, nonperforming loans consisted of only single-family loans.

6.      DEPOSITS

        Deposits consist of the following major classifications:

                                                                     JUNE 30,                   SEPTEMBER 30,
                                                                      2005                         2004
                                                         ----------------------------  -----------------------------

                                                              AMOUNT       PERCENT          AMOUNT       PERCENT
        Money market deposit accounts                     $  51,574,060      15.5 %     $  49,161,438      14.1 %
        NOW accounts                                         49,194,102      14.8          54,179,814      15.5
        Passbook, club and statement savings                 90,579,717      27.2          94,867,646      27.2
        Certificates maturing in six months or less          50,689,586      15.2          65,065,162      18.6
        Certificates maturing over six months or more        91,086,738      27.3          85,884,450      24.6
                                                          -------------    ------       -------------    ------

          Total                                           $ 333,124,203     100.0 %     $ 349,158,510     100.0 %
                                                          =============    ======       =============    ======

        At June 30, 2005 and September 30, 2004, the weighted average cost of funds was 2.6 % and 2.3%, respectively.

7.      INCOME TAXES

        Items that gave rise to significant portions of deferred income taxes are as follows:

                                                               JUNE 30,       SEPTEMBER 30,
                                                                 2005             2004
                                                            ---------------  ---------------
        Deferred tax assets:
          Deposit premium                                     $    375,233     $    411,941
          Allowance for loan losses                                256,560          258,872
          Other                                                     39,638           44,399
                                                              ------------     ------------

          Total                                                   671,431           715,212
                                                              ------------     ------------
        Deferred tax liabilities:
          Unrealized gain on available for sale securities         344,589          447,913
          Property                                                 355,851          284,760
          Mortgage servicing rights                                 12,374           14,531
          Deferred loan costs, net of fees                          25,694            4,005
          Employee stock ownership plan                              7,992                -
                                                              ------------     ------------

          Total                                                    746,500          751,209
                                                              ------------     ------------

        Net deferred tax liability                            $    (75,069)    $    (35,997)
                                                              ============     ============

8.      COMMITMENTS AND CONTINGENT LIABILITIES

        At June 30, 2005, the Company had $12,993,655 in outstanding commitments to originate fixed and variable- rate loans with market interest rates ranging from 5.50% to 7.25%. At September 30, 2004, the Company had $35,093,990 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 7.25%. These commitment amounts include participation interests sold to other financial institutions of $0 and $18,000,000 at June 30, 2005 and September 30, 2004, respectively. In October 2004, a $20,000,000 construction loan was closed with participation interests sold to other local financial institutions totaling $15,000,000.

        The Company also had commitments under unused lines of credit of $5,705,725 and $3,925,428 and letters of credit outstanding of $110,000 and $40,000 at June 30, 2005 and September 30, 2004, respectively.

        In February 2005, the Bank entered into a settlement for the award of counsel's fees and interest totaling $120,000 related to a previously disclosed lawsuit. The amount was paid as of June 30, 2005.

        Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Company's sales of whole loans and participation interests. At June 30, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $56,300. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements for periods ending prior to the completion of the reorganization were the financial statements of the Bank. The Company's results of operations are primarily dependent on the results of the Bank, which is the wholly owned subsidiary of the Company. The Bank's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties. The Bank's primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions, both nationally and within the Bank's primary market area. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND SEPTEMBER 30, 2004

Total assets of the Company increased by $37.7 million, or 9.3%, from $406.6 million at September 30, 2004 to $444.3 million at June 30, 2005 primarily due to increases in cash and cash equivalents, investment securities held-to-maturity and net loans receivable. The increase in cash and cash equivalents of $23.1 million to $33.2 million reflected the receipt of proceeds from the subscription offering. A portion of the proceeds from the offering have been invested contributing to the increase in investment securities held-to-maturity of $9.3 million or 8.1% to $124.1 million. Our net loan portfolio experienced an $18.9 million or 12.5% increase to $170.5 million as we continued our emphasis on growing the loan portfolio. The majority of the growth in the loan portfolio was concentrated in construction, commercial real estate and single-family residential loans. Partially offsetting such increases was a decrease in mortgage-backed securities held to maturity of $13.7 million or 16.9% to $67.2 million at June 30, 2005 as a result of prepayments and repayments due to the interest rate environment existing during the last nine months.

Our total liabilities decreased $13.9 million or 3.8% from $367.5 million at September 30, 2004 to $353.6 million at June 30, 2005. The majority of the decrease was due to a decrease in total deposits of $16.1 million or 4.6% to $333.1 million at June 30, 2005. Such decrease primarily reflected the decline in certificates of deposit of $9.2 million as we made a decision to more competitively price our certificates and allow higher costing deposits to run-off as they matured. Offsetting these decreases was a $1.4 million increase in accounts payable and accrued expenses from September 30, 2004 mostly due to a payable of $2.0 million recorded in June 2005 for commitments to purchase investments that were settled after the end of the quarter.

Stockholders' equity increased by $51.6 million to $90.7 million at June 30, 2005 as compared to $39.1 million at September 30, 2004 primarily due to the receipt of the $54.9 million in net proceeds from the subscription offering. The Company sold 5,653,688 shares of common stock representing 45% of the total outstanding shares of the Company at the date of issuance. The remaining 55% or 6,910,062 shares were issued to Prudential Mutual Holding Company, the Company's parent mutual holding company. Retained earnings increased $2.0 million to $40.3 million primarily as a result of the $2.6 million in net income for the first nine months of fiscal 2005 offset in part by the Company's quarterly cash dividend of $500,000 and also by the Bank's $100,000 capitalization of Prudential Mutual Holding Company in connection with the completion of the mutual holding company reorganization. In addition, the Bank's employee stock ownership plan ("ESOP"), which was unable to purchase any shares in the subscription offering, purchased at a total cost of $4.5 million 452,295 shares of common stock in open market purchases, such amount representing 8% of the shares sold in the subscription offering.

Also during the quarter ended June 30, 2005, the Company repurchased 66,300 shares of the Company's outstanding common stock, pursuant to the Company's previously announced stock repurchase program that was approved by the Company's Board of Directors during the quarter ended June 30, 2005. Repurchases are authorized to be made by the Company from time to time in open-market transactions during the next 12 months as, in the opinion of management, market conditions warrant. The repurchased shares are held as treasury stock and are available for general corporate purposes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

NET INCOME. Net income for the quarter ended June 30, 2005 was $1.0 million, an increase of $571,000, as compared to net income of $436,000 for the same period in 2004. The increase was primarily due to a $565,000 increase in net interest income combined with a $452,000 decrease in non-interest expenses offset in part by a $456,000 increase in income tax expense.

Net income for the nine months ended June 30, 2005 was $2.6 million, an increase of $842,000, or 47.9%, as compared to net income of $1.8 million for the same period in 2004. The increase was primarily due to a $975,000 increase in net interest income combined with a $292,000 decrease in non-interest expenses offset in part by a $462,000 increase in income tax expense.

NET INTEREST INCOME. Net interest income increased $565,000 or 22.0% to $3.1 million for the three months ended June 30, 2005 as compared to $2.6 million for the same period in 2004. The increase was primarily due to a $615,000 or 12.8% increase in interest income which resulted from an increase of $34.9 million or 8.8% in the average balance of interest-earning assets combined with an eighteen basis point increase to 5.04% in the weighted average yield earned on such assets for the three months ended June 30, 2005, as compared to the same period in 2004. Partially offsetting such increase was a $49,000 increase in interest expense during the quarter ended June 30, 2005 as compared to the same quarter in 2004 primarily as a result of a nineteen basis point increase to 2.64% in the weighted average rate paid on interest-bearing liabilities offset in part by a $20.2 million or 5.5% decrease in the average balance of interest-bearing liabilities for the three months ended June 30, 2005 as we have allowed some of the deposits to run-off by more competitively pricing our deposit products. The increases on both the yields earned and the rates paid reflect the rising market rates of interest experienced throughout the 2005 periods.

For the nine months ended June 30, 2005, net interest income increased $975,000 or 12.6% to $8.7 million as compared to the nine months ended June 30, 2004. Net interest income increased primarily due to a $1.0 million or 6.9% increase in interest income which reflected the effect of a $22.2 million increase in the average balance of interest-earning assets during the nine month period ended June 30, 2005 combined with a six basis point increase to 5.00% in the weighted average rate earned on such assets. Interest expense during the nine months ended June 30, 2005 remained relatively stable by comparison to the same period in the prior fiscal year, increasing only $56,000 due to a seven basis point increase in the weighted average rate paid on interest-bearing liabilities offset slightly by a decrease in the average balance of such liabilities of $8.1 million from the same 2004 period.

For the three months ended June 30, 2005, the average interest rate spread and net interest margin were 2.40% and 2.91%, respectively, as compared to 2.42% and 2.60%, respectively, for the same period in 2004. For the nine months ended June 30, 2005, the average interest rate spread and net interest margin were 2.44% and 2.81%, respectively, as compared to 2.45% and 2.64%, respectively, for the same period in 2004. The increases in the net interest margins for the 2005 periods were primarily due to the increases in the average interest earning assets due to the receipt of funds from the offering.

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

                                                                             Three Months Ended June 30,
                                                          --------------------------------------------------------------------
                                                                       2005                               2004
                                           Yield/Rate     --------------------------------------------------------------------
                                           At June 30,     Average               Average      Average               Average
                                              2005         Balance   Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                          ------------    --------- ---------- ------------  --------- ---------- ------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
Investment securities                         4.15%       $ 157,911  $ 1,708       4.33%      $ 151,296  $ 1,563        4.13%
Mortgage-backed securities                    5.42           70,144      911       5.20          83,914    1,100        5.24
Loans receivable(1)                           6.03          167,728    2,570       6.13         142,641    2,114        5.93
Other interest-earning assets                 3.13           34,041      225       2.64          17,079       22        0.52
                                                          ---------  -------                  ---------  -------
    Total interest-earning assets             5.02          429,824    5,414       5.04         394,930    4,799        4.86
                                                                     -------       --------              -------        ------
Cash and non-interest-bearing balances                        6,624                               6,963
Other non-interest-earning assets                             6,542                               8,095
                                                          ---------                           ---------
    Total assets                                          $ 442,990                           $ 409,988
                                                          =========                           =========
Interest-bearing liabilities:
Savings accounts                              1.76        $  91,547      399       1.74        $ 94,533      536        2.27
Money market deposit and NOW accounts         2.40           97,336      582       2.39          99,112      353        1.42
Certificates of deposit                       3.13          141,461    1,108       3.13         156,969    1,152        2.94
                                                          ---------  -------                  ---------  -------
    Total deposits                            2.54          330,344    2,089       2.53         350,614    2,041        2.33
Advances from Federal Home Loan Bank          5.61           13,837      194       5.61          13,875      193        5.56
Advances from borrowers for taxes and
    insurance                                 0.46            1,416        2       0.56           1,306        2        0.61
                                                          ---------  -------                  ---------  -------
    Total interest-bearing liabilities        2.65          345,597    2,285       2.64         365,795    2,236        2.45
                                                                     -------       --------              -------        ------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                          2,985                               2,971
Other liabilities                                             2,040                               2,881
                                                          ---------                           ---------
    Total liabilities                                       350,622                             371,647
Stockholders' equity                                         92,368                              38,341
                                                          ---------                           ---------
    Total liabilities and stockholders'
        equity                                            $ 442,990                           $ 409,988
                                                          =========                           =========
Net interest-earning assets                               $  84,227                            $ 29,135
                                                          =========                           =========
Net interest income; interest rate
    spread                                    2.37%                  $ 3,129       2.40%                 $ 2,563        2.42%
                                              ====                   =======       ========              =======        ======
Net interest margin(2)                                                             2.91%                                2.60%
                                                                                   ========                             ======
Average interest-earning assets to
    average interest-bearing liabilities                             124.37%                             107.96%
                                                                     ========                            =======

-------------------------------------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)  Equals net interest income divided by average interest-earning assets.

                                                                             Nine Months Ended June 30,
                                                          --------------------------------------------------------------------
                                                                       2005                               2004
                                           Yield/Rate     --------------------------------------------------------------------
                                           At June 30,     Average               Average      Average               Average
                                              2005         Balance   Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                          ------------    --------- ---------- ------------  --------- ---------- ------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
Investment securities                         4.02%       $ 153,988  $ 4,968       4.30%     $ 145,802   $ 4,685      4.28%
Mortgage-backed securities                    5.79           74,601    2,916       5.21         85,073     3,358      5.26
Loans receivable(1)                           5.64          160,243    7,211       6.00        140,324     6,387      6.07
Other interest-earning assets                 2.02           25,079      436       2.32         20,495        71      0.46
                                                          ---------  -------                 ---------   -------
    Total interest-earning assets             4.80          413,911   15,531       5.00        391,694    14,501      4.94
                                                                     -------       --------              -------      ------
Cash and non-interest-bearing balances                        5,882                              6,222
Other non-interest-earning assets                             6,713                              7,643
                                                          ---------                          ---------
    Total assets                                          $ 426,506                          $ 405,559
                                                          =========                          =========
Interest-bearing liabilities:
Savings accounts                              1.96        $  93,058    1,330       1.91      $  94,655     1,363      1.92
Money market deposit and NOW accounts         2.19          101,210    1,597       2.10         94,567     1,240      1.75
Certificates of deposit                       3.10          144,638    3,297       3.04        157,837     3,561      3.01
                                                          ---------  -------                 ---------   -------
    Total deposits                            2.52          338,906    6,224       2.45        347,059     6,164      2.37
Advances from Federal Home Loan Bank          5.59           13,846      580       5.59         13,884       582      5.59
Advances from borrowers for taxes and
    insurance                                 0.54            1,461        7       0.64          1,332         9      0.90
                                                          ---------  -------                 ---------   -------
    Total interest-bearing liabilities        2.63          354,213    6,811       2.56        362,275     6,755      2.49
                                                                     -------       --------              -------      ------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                         12,349                              2,940
Other liabilities                                             2,290                              2,615
                                                          ---------                          ---------
    Total liabilities                                       368,852                            367,830
Stockholders' equity                                         57,654                             37,729
                                                          ---------                          ---------
    Total liabilities and stockholders'
         equity                                           $ 426,506                          $ 405,559
                                                          =========                          =========
Net interest-earning assets                               $  59,698                          $  29,419
                                                          =========                          =========
Net interest income; interest rate
    spread                                    2.17%                  $ 8,720       2.44%                 $ 7,746      2.45%
                                              ====                   =======       ========              =======      ======
Net interest margin(2)                                                             2.81%                              2.64%
                                                                                   ========                           ======

Average interest-earning assets to
    average interest-bearing
    liabilities                                                      116.85%                             108.12%
                                                                     =======                             =======

-------------------------------------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)  Equals net interest income divided by average interest-earning assets.


PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. For the three months and nine months ended June 30, 2005, we made no provision for loan losses as compared to $30,000 and $40,000, respectively, for the comparable periods in 2004. Our allowance for loan losses totaled $558,000 at both June 30, 2005 and September 30, 2004.

At June 30, 2005, non-performing assets totaled $935,000, or 0.21% of total assets, a decrease of $92,000 from $1.0 million at September 30, 2004. Our non-performing assets at June 30, 2005 consisted of $512,000 of non-performing loans and one real estate owned property with a carrying value of $423,000. Non-performing loans as percentage of net loans receivable amounted to 0.30% at June 30, 2005 compared to 0.32% at September 30, 2004. The allowance for loan losses as a percentage of total loans was 0.28% for June 30, 2005 and 0.32% for September 30, 2004. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 109.0% and 116.5% as of June 30, 2005 and September 30, 2004, respectively.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income decreased $20,000 and $3,000 for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in 2004, primarily due to decreases in fees and other service charges.

NON-INTEREST EXPENSES. Non-interest expense decreased $452,000 and $292,000 during the three and nine months ended June 30, 2005 compared to the same period in 2004, primarily due to decreases in litigation expense of $404,000 and $284,000 for the three and nine month periods, respectively. The litigation expenses relate to a previously disclosed lawsuit.

INCOME TAX EXPENSE. Income tax expense for the quarter and nine months ended June 30, 2005 amounted to $567,000 and $1.4 million, respectively, compared to $111,000 and $942,000, respectively, for the quarter and nine months ended June 30, 2004. Our effective income tax rate has remained consistent for the nine months ended June 30, 2005 and 2004 at 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2005, our cash and cash equivalents amounted to $33.2 million. In addition, our available for sale investment securities amounted to an aggregate of $39.0 million at June 30, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2005, the Company had $13.0 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $5.7 million and letters of credit outstanding of $110,000 at June 30, 2005. Certificates of deposit at June 30, 2005 maturing in one year or less totaled $81.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At June 30, 2005 and September 30, 2004, we had $13.8 million in outstanding FHLB advances and we had the ability to obtain up to an additional $192.6 million FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company's and the Bank's capital ratios as of June 30, 2005 and the Bank's capital ratios as of September 30, 2004 and compares them to current regulatory guidelines.

                                                                                               TO BE
                                                                                          WELL CAPITALIZED
                                                                      REQUIRED FOR          UNDER PROMPT
                                                                    CAPITAL ADEQUACY     CORRECTIVE ACTION
                                                   ACTUAL RATIO         PURPOSES             PROVISIONS
                                                  --------------   -------------------- ---------------------
          June 30, 2005:
            Tier 1 capital (to average assets)
               The Company                              20.37 %           4.0 %                 N/A
               The Bank                                 14.42 %           4.0 %                 5.0 %

            Tier 1 capital (to risk weighted assets)
               The Company                              51.05             4.0 %                 N/A
               The Bank                                 36.14             4.0 %                 6.0 %

            Total capital (to risk weighted assets)
               The Company                              51.62             8.0 %                 N/A
               The Bank                                 36.71             8.0 %                10.0 %

          September 30, 2004:
            Tier 1 capital (to average assets)           9.39 %           4.0 %                 5.0 %

            Tier 1 capital (to risk weighted assets)    24.50             4.0                   6.0

            Total capital (to risk weighted assets)     25.22             8.0                  10.0

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee, which is comprised of our President and Chief Executive Officer, our Chief Financial Officer, our Chief Lending Officer, and our Treasurer, and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a quarterly basis. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

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

However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to continue to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to our past practice of paying above average interest rates on deposits which has resulted in a greater compression of our spread and margin than we might have otherwise experienced had we reduced the rates paid on deposits to the same degree as our competitors. In recent periods, we have begun to more competitively price our deposits and have allowed higher costing deposits to run-off. In addition, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest. Thus, both of these strategies have increased our interest rate risk. Compared to the end of the last quarter, our interest rate margins and spreads have improved as a result of reinvesting funds from calls and repayments of longer term securities to shorter term securities, many of which have step-up interest rate features.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 14.4% to 31.1%. The annual prepayment rate for mortgage-backed securities is assumed to range from 8.9% to 31.8%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                                3 Months   3 Months     1 Year     3 Years    More than   Total
                                                or Less    to 1 Year  to 3 Years  to 5 Years   5 Years    Amount
                                               ---------   ---------  ----------  ----------  ---------  --------
                                                                      (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                       $  33,569   $  14,190  $   20,272  $   18,986  $  76,739  $163,756
Mortgage-backed securities                         3,469       8,073      10,139      13,916     31,579    67,176
Loans receivable(3)                               43,548      35,291      48,229      22,248     21,730   171,046
Other interest earning assets                     28,737           -           -           -          -    28,737
                                               ---------   ---------  ----------  ----------  ---------  --------
    Total interest-earning assets              $ 109,323   $  57,554  $   78,640  $   55,150  $ 130,048  $430,715
                                               =========   =========  ==========  ==========  =========  ========

Interest-bearing liabilities:
Savings accounts                               $       -   $     671    $ 54,929  $   18,310  $  18,309  $ 92,219
Money market deposit and NOW accounts                  -      25,787      52,085       8,766      8,766    95,404
Certificates of deposits                          27,180      53,794      48,404      12,399          -   141,777
Advances from Federal Home Loan Bank                  16          48         133         140     13,496    13,833
Advances from borrowers for taxes and
   insurance                                           -           -           -           -      1,730     1,730
                                               ---------   ---------  ----------  ----------  ---------  --------
    Total interest-bearing
      liabilities                              $  27,196   $  80,300  $  155,551  $   39,615  $  42,301  $344,963
                                               =========   =========  ==========  ==========  =========  ========

Interest-earning assets
   less interest-bearing liabilities           $  82,127   $ (22,746) $  (76,911) $   15,535  $  87,747  $ 85,752
                                               =========   =========  ==========  ==========  =========  ========

Cumulative interest-rate sensitivity gap (4)   $  82,127   $  59,381  $  (17,530) $   (1,995) $  85,752
                                               =========   =========  ==========  ==========  =========

Cumulative interest-rate gap as a percentage
   of total assets at June 30, 2005                18.49%      13.37%     (3.95)%     (0.45)%     19.30%
                                               =========   =========  ==========  ==========  =========

Cumulative interest-earning assets as a
   percentage of cumulative interest-
   bearing liabilities at June 30, 2005           401.98%     155.24%      93.34%      99.34%    124.86%
                                               =========   =========  ==========  ==========  =========

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

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2005 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

                                                                                          NPV as % of Portfolio
                  Change in                 Net Portfolio Value                              Value of Assets
               Interest Rates        -------------------------------------------------------------------------------
               In Basis Points
                (Rate Shock)             Amount            $ Change       % Change      NPV Ratio        Change
         -----------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                     300                $ 72,153          $ (30,852)        (29.95)%     18.27%          (4.98)%
                     200                  82,425            (20,580)        (19.98)%     20.07%          (3.18)%
                     100                  93,385             (9,620)         (9.34)%     21.85%          (1.40)%
                   Static                103,005                  -              -       23.25%              -
                    (100)                102,056               (949)         (0.92)%     22.77%          (0.48)%
                    (200)                 99,024             (3,981)         (3.86)%     21.93%          (1.32)%
                    (300)                 96,392             (6,613)         (6.42)%     21.17%          (2.08)%

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b) The Company's Form S-1 (File No. 333-119130) was declared effective by the SEC on January 27, 2005. A total of 5,653,688 shares of common stock were sold at $10.00 per share in the subscription offering, which was consummated on March 29, 2005, and 6,910,062 shares were issued to Prudential Mutual Holding Company, on that date. The gross offering proceeds were $56,536,880 and net proceeds were $54,850,331.

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                                  Total Number           Maximum Number of
                               Total Number      Average      Shares Purchased as       Shares that May Yet
                                of Shares      Price Paid     Part of the Publicly      Be Purchased Under
            Period              Purchased       per Share        Announced Plan            the Plan (1)
-------------------------------------------------------------------------------------------------------------
April 1-30, 2005                       -         $    -                    -                 N/A (1)
May 1-31, 2005                    45,200         $ 9.83               45,200                 231,800
June 1-30, 2005                   21,100         $ 9.95               66,300                 210,700
                                 -------                             -------                 -------

            Total                 66,300         $ 9.87               66,300                 210,700
                                 =======        =======              =======                 =======

     (1) On May 11, 2005, the Company announced its current program to repurchase up to 277,000 shares of the common stock of the Company. The repurchase program is in operation for 12 months or such longer time as may be required to complete the repurchase of all the shares under the program. The above table does not include 452,295 shares purchased at an average cost per share of $9.86 by the Company's ESOP, which was the maximum number of shares authorized to be purchased. The Company's ESOP was not able to purchase any shares in the subscription offering.

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

                                      PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA





DATE:   AUGUST 15, 2005               BY: /s/
                                          ----------------------------------
                                          THOMAS A. VENTO
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE:   AUGUST 15, 2005               BY: /s/
                                          ---------------------------------
                                          JOSEPH R. CORRATO
                                          EXECUTIVE VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER