Form 10-K
period 2005-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2005-12-29
CIK 1302324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                      -OR-

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER: 0-51214

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in its Charter)

               PENNSYLVANIA                                  68-0593604
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)

                               1834 OREGON AVENUE
                           PHILADELPHIA, PENNSYLVANIA
                    (Address of Principal Executive Offices)

       Registrant's telephone number: (including area code) (215) 755-1500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $0.01 per share)
                                (Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $9.78 on March 31, 2005, the last business day of the Registrant's second quarter was $54,471,167 (12,563,750 shares outstanding less 6,994,101 shares held by affiliates at $9.78 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

        As of the close of business on December 16, 2005 there were 12,497,450 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I                                                                      Page
Item 1.    Business........................................................    1
Item 2.    Properties......................................................   34
Item 3.    Legal Proceedings...............................................   35
Item 4.    Submission of Matters to a Vote of Security Holders.............   35
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities............   35
Item 6.    Selected Financial Data.........................................   36
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   38
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......   49
Item 8.    Financial Statements and Supplementary Data.....................   53
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   81
Item 9A.   Control and Procedures..........................................   81
Item 9B.   Other Information...............................................   81
PART III
Item 10.   Directors and Executive Officers of the Registrant..............   81
Item 11.   Executive Compensation..........................................   81
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters..............................   81
Item 13.   Certain Relationships and Related Transactions..................   81
Item 14.   Principal Accounting Fees and Services..........................   82
PART IV
Item 15.   Exhibits and Financial Statement Schedules......................   82
           Signatures

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Our Company, Prudential Bancorp, Inc. of Pennsylvania (the "Company" or "Prudential Bancorp"), is a Pennsylvania corporation which was organized as a mid-tier holding company for our bank, Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the "Bank" or "Prudential Savings Bank"). Our Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank. As of September 30, 2005, the Company, on a consolidated basis, had total assets of approximately $446.6 million, total deposits of approximately $336.5 million, and total stockholders' equity of approximately $90.8 million.

        The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in March 2005. Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 55.3% (6,910,062) of the Company's outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

        Our Bank is a community-oriented savings bank headquartered in south Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as "The South Philadelphia Building and Loan Association No. 2." We grew through a number of mergers with other mutual institutions with our last merger being with Continental Savings and Loan Association in 1983. We converted to a Pennsylvania-chartered savings bank in August 2004. Our banking office network currently consists of our headquarters and main office and five full-service branch offices. Five of our banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania. We maintain ATMs at five of our banking offices. We also provide on-line banking services.

        We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans and construction and land development loans in our market area. Traditionally, our Bank focused on originating or purchasing fixed-rate, long-term single-family residential mortgage loans for portfolio. In recent years, in particular since fiscal 2000, we have substantially increased our involvement in construction and land development lending. Such loans typically have higher yields as compared to single-family residential mortgage loans and have adjustable rates of interest and/or shorter terms to maturity. As a result of such emphasis, our construction and land development loans have grown from $10.3 million or 5.8% of the total loan portfolio at September 30, 2000 to $52.1 million or 25.9% of our total loan portfolio at September 30, 2005. We expect to continue to emphasize such lending but have not established any target level of investment. However, we would expect such lending to experience further growth, increasing both in terms of the amount of investment as well as a percentage of the total loan portfolio.

        Although we continue to be an active originator or purchaser of single-family residential mortgage loans, in fiscal 2002 and 2003 we chose to limit our originations and purchases for portfolio of single-family loans due to concerns with respect to the interest rate risk inherent in holding long-term, fixed-rate loans made at historically low rates. As a result, single-family residential mortgage loans in portfolio declined from $166.0 million at September 30, 2001 to $135.4 million at September 30, 2005. As a consequence, we used our funds to substantially increase our investment in investment and mortgage-backed securities. Such assets increased from $84.6 million at September 30, 2001 to $235.3 million at September 30, 2005. A significant portion of our investment securities consist of securities with "step-up" interest rate adjustment features and an investment in a mutual fund which invests primarily in high quality adjustable-rate mortgage-backed and floating-rate securities. We have designated the substantial majority of our investment and mortgage-backed securities as held to maturity since we have both the intent and ability to hold them until their maturity. Although we chose to invest in such securities rather than originate long-term, fixed-rate loans at historically low rates, such course of action was not free of interest rate risk. At September 30, 2005, our $196.7 million of investment and mortgage-backed securities held to maturity had an aggregate gross unrealized loss of $2.3 million due to the recent increases in market rates of interest. However, with the recent rises in market rates of interest, we will consider increasing our single-family residential mortgage loan origination and purchase activities. We will also consider designating more of our securities purchased in the future as available for sale rather than as held to maturity in order to increase our ability to adjust our asset mix as market and competitive conditions change.

        In addition to offering loans and deposits, we also offer on an agency basis securities and insurance products to our customers through an affiliation with a third-party broker-dealer.

        Even though we have increased and expanded our involvement in construction and land development lending in recent years, at the same time we have been able to maintain our credit quality. At September 30, 2005, our total non-performing assets amounted to $600,000 or 0.13% of total assets and have steadily declined from the high point during the past several years of $1.8 million or 0.51% of total assets at September 30, 2002. Loan charge-offs, net of recoveries, averaged $98,000 for fiscal years 2005, 2004 and 2003. At September 30, 2005, the ratio of our allowance for loan losses to non-performing loans was 233.5%. We attribute our credit quality to careful underwriting and the knowledge and experience of our management team.

        Our executive offices are located at 1834 Oregon Avenue, Philadelphia, Pennsylvania and our telephone number is (215) 755-1500.

MARKET AREA AND COMPETITION

        Our primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County. We also are involved in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia. We also make loans in contiguous counties in southern New Jersey. This area is referred to as the Delaware Valley region. The Philadelphia metropolitan area is one of the leading regions for biotech and pharmaceutical research with many of the largest pharmaceutical companies maintaining a presence in the region. It is also a major health care area with a number of teaching and research hospitals being operated. The largest employers in our market area include, among others, Wyeth, GlaxoSmith Kline, Merck, Pfizer, Jefferson Health Systems, Crozer-Keystone Health System, Independence Blue Cross, Cigna and State Farm Insurance.

        We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

        GENERAL. At September 30, 2005, our net loan portfolio totaled $175.1 million or 39.2% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as "single-family," residential real estate loans secured by properties located in our market area. In addition, while we have been making construction loans to developers and homebuilders for more than 25 years, we substantially increased our construction and land development lending activities beginning in fiscal 2000. We also originate, to a substantially lesser degree, multi-family and commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans.

        During fiscal 2002 and 2003, due to concerns over the interest rate risk inherent in originating or purchasing for portfolio long-term, fixed-rate loans bearing historically very low interest rates, we reduced our emphasis on originating and purchasing such loans or retaining those loans already in portfolio which were being refinanced. Prior to fiscal 2002, a substantial portion of our single-family residential mortgage loans had adjustable rates. As market rates of interest declined, many of our borrowers with adjustable-rate residential mortgage loans determined to refinance their mortgages, obtaining long-term, fixed-rate loans. However, due to our concern over the interest rate risk inherent in increasing our investment in long-term, fixed-rate loans bearing historically low rates of interest, we were unwilling to offer rates as attractive as many of our competitors. As a result, many of our customers refinanced their residential mortgage loans with other lenders. Moreover, we did not originate as many new loans as we had in prior periods due to our unwillingness to originate or purchase for portfolio retention single-family residential mortgage loans bearing low interest rates. This was particularly the case in fiscal 2003. As a result, the amount of single-family residential loans in portfolio declined from $166.0 million or 84.8% of the total loan portfolio at September 30, 2001 to $114.9 million or 75.3% of the total loan portfolio at September 30, 2003. In view of the modest increases in market rates of interest experienced in 2004 and 2005, the level of single-family residential loans has stabilized, increasing moderately to $135.4 million at September 30, 2005, although such loans, as a percentage of our total loan portfolio, continue to decline.

        The types of loans that we may originate are subject to federal and state law and regulations. Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

        LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                                          SEPTEMBER 30,
                                --------------------------------------------------------------------------------------------------
                                        2005               2004                2003                2002                2001
                                ------------------  ------------------  ------------------  ------------------  ------------------
                                 AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                      (Dollars in Thousands)
Real estate loans:
  One- to four-family
    residential(1)              $135,394    67.22%  $124,085    71.54%  $115,880    75.99%  $158,876    83.08%  $166,607    85.10%
  Multi-family residential         2,541     1.26      3,181     1.84      3,539     2.32      4,665     2.44      5,494     2.81
  Commercial real estate           9,875     4.90      5,608     3.23      7,457     4.89      9,474     4.95      9,254     4.73
  Construction and land
  development                     52,093    25.86     39,217    22.61     24,199    15.87     17,006     8.89     13,169     6.73
                                --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
     Total real estate loans     199,903    99.24    172,091    99.22    151,075    99.06    190,021    99.36    194,524    99.36
                                --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Commercial business loans            188     0.09        145     0.08        145     0.10        145     0.08         --       --
Consumer loans                     1,347     0.67      1,206     0.70      1,283     0.84      1,076     0.56      1,260     0.64
                                --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
     Total loans                 201,438   100.00%   173,442   100.00%   152,503   100.00%   191,242   100.00%   195,784   100.00%
                                --------  =======   --------  =======   --------  =======   --------  =======   --------  =======
Less:
     Undisbursed portion of
       construction loans
       in process                 25,824              21,338              13,737               8,323               7,005
     Deferred loan fees              (35)                (19)                287                 351                 488
     Allowance for loan losses       558                 558                 553                 621                 736
                                --------            --------            --------            --------            --------
        Net loans               $175,091            $151,565            $137,926            $181,947            $187,555
                                ========            ========            ========            ========            ========

------------------

(1)     Includes home equity loans and lines of credit.

        CONTRACTUAL TERMS TO FINAL MATURITIES. The following table shows the scheduled contractual maturities of our loans as of September 30, 2005, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                             ONE- TO FOUR-                                CONSTRUCTION    COMMERCIAL
                                 FAMILY      MULTI-FAMILY    COMMERCIAL     AND LAND       BUSINESS
                              RESIDENTIAL    RESIDENTIAL    REAL ESTATE    DEVELOPMENT       LOANS        CONSUMER        TOTAL
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
                                                                         (In Thousands)
Amounts due after
  September 30, 2005 in:
   One year or less              $  2,275       $     --       $    117       $ 19,547       $    145       $    119       $ 22,203
   After one year through
     two years                        320             72            117         27,487             --            100         28,096
   After two years through
     three years                    2,002             32          1,589          5,059             20             93          8,795
   After three years through
     five years                     2,593            377             32             --             --            277          3,279
   After five years through
     ten years                     18,865            929          5,049             --             23            172         25,038
   After ten years through
     fifteen years                 64,534          1,054          2,856             --             --            586         69,030
   After fifteen years             44,805             77            115             --             --             --         44,997
                                 --------       --------       --------       --------       --------       --------       --------
    Total                        $135,394       $  2,541       $  9,875       $ 52,093       $    188       $  1,347       $201,438
                                 ========       ========       ========       ========       ========       ========       ========

        The following table shows the dollar amount of all loans due after one year from September 30, 2005, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

                                                            FLOATING OR
                                           FIXED-RATE      ADJUSTABLE-RATE        TOTAL
                                       -----------------  -----------------  -----------------
                                                           (In Thousands)
    One- to four-family residential         $112,122           $ 20,997          $133,119
    Multi-family residential                   1,761                780             2,541
    Commercial real estate                     8,201              1,557             9,758
    Construction and land development             --             32,546            32,546
    Commercial business                           43                 --                43
    Consumer                                   1,178                 50             1,228
                                            --------           --------          --------
      Total                                 $123,305           $ 55,930          $179,235
                                            ========           ========          ========

        LOAN ORIGINATIONS. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. We also use loan correspondents and brokers as a source for a substantial part of our residential mortgage loans, either having them originate such loans using our documentation or purchasing such loans from them immediately upon closing. Consumer loan applications are taken at any of our offices while loan applications for all other types of loans are taken only at our main office. All loan applications are processed and underwritten centrally at our main office.

        Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae"). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by our board of directors.

        In addition to originating loans, we purchase single-family residential loans from correspondents due to limited demand in our primary market area. However, all of such loans are underwritten by us using our underwriting criteria and approved by the executive committee or the full board of directors prior to purchase. We also occasionally purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria and are approved by the executive committee or the full board before they are purchased. Generally, loan purchases have been without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan's performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

        In addition, we have sold participation interests in construction and land development loans originated by us to other institutions in our market area. In addition, beginning at the fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family loans originated which had interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. At September 30, 2005, our recourse exposure was approximately $64,000. When we have sold participation interests, it has been done without recourse. We generally have sold participation interests in loans only when a loan would exceed our loan-to-one borrower limits. With respect to the sale of participation interests, we have received commitments to purchase such participation interests prior to the time the loan is closed. Our regulatory loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $9.7 million at September 30, 2005. Under our lending policy our board may approve extensions of credit up to our loans-to-one borrower limit, however, generally we limit loans to any one borrower or related borrowers to $2.5 million. The reorganization and net proceeds received in the offering increased our regulatory limit, which we expect to take advantage of by originating larger loans consistent with our current practices and procedures. At September 30, 2005, our three largest loans to one borrower and related entities amounted to $9.6 million, $9.1 million and $5.0 million. All of such loans were performing in accordance with their terms and consist of loans to fund single-family residential subdivision construction projects.

        The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

                                                         YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                     2005         2004         2003
                                                 ------------ ------------ ------------
                                                             (In Thousands)
     Loan originations:
         One- to four-family residential            $24,775      $26,974      $28,987
         Multi-family residential                       802          480           --
         Commercial real estate                       6,012          298        2,373
         Construction and land development           26,749       26,236       15,209
         Commercial business                             40          659        1,261
         Consumer                                       562        2,559        5,544
                                                    -------      -------     --------
     Total loan originations                         58,940       57,206       53,374
     Loans purchased                                 17,787       11,053        8,323
                                                    -------      -------     --------
         Total loans originated and purchased        76,727       68,259       61,697
                                                    -------      -------     --------
     Loans sold(1)                                       --          354        8,627
      Loan principal repayments                      53,455       54,902       96,583
                                                    -------      -------     --------
         Total loans sold and principal
           repayments                                53,455       55,256      105,210
     Increase or (decrease) due to other
       items, net(2)                                    254          636         (508)
                                                    -------      -------     --------
     Net increase (decrease) in loan portfolio      $23,526      $13,639     $(44,021)
                                                    =======      =======     ========

     --------------------

     (1) For the year ended September 30, 2004, consists of a participation interest sold to another financial institution. All other sales are sales of single-family residential mortgage loans under the Mortgage Partnership Finance program.

     (2) Other items consist of loans in process, deferred fees and the allowance for loan losses.

        ONE-TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Our primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in our market area. The majority of our single-family residential mortgage loans are obtained through correspondents. At September 30, 2005, $135.4 million of our total loan portfolio consisted of single-family residential mortgage loans. Due primarily to increased mortgage loan prepayments due to refinance activity as a result of the low interest rate environment prevailing during recent years, our concerns over originating or purchasing for portfolio long-term, fixed-rate loans bearing low interest rates as well as our increased emphasis on construction and land development loans, the percentage of single-family residential mortgage loans in our portfolio has decreased from 84.8% at September 30, 2001 to 67.2% at September 30, 2005. However, as market rates increase, we will consider increasing our investment in single-family residential mortgage loans.

        Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. Applications for one-to four-family residential mortgage loans are accepted only at our main office. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such sales have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program. We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years. We also offer adjustable rate mortgage ("ARM") loans. However, due to local market conditions, our originations of such loans have been limited in recent years. At September 30, 2005, $21.1 million, or 18.0%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

        We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. A licensed appraiser appraises all properties securing one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

        Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $12.3 million and $8.5 million, respectively, at September 30, 2005. The unused portion of home equity lines was $4.2 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower's residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less. We also offer home equity revolving lines of credit with interest tied to the WALL STREET JOURNAL prime rate. Generally, we have a second mortgage on the borrower's residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office.

        CONSTRUCTION AND LAND ACQUISITION LENDING. We have been an active originator of construction and land development loans for many years but have substantially increased our construction loan efforts in recent years as a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates. We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects. Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties. At September 30, 2005, our construction loans amounted to $52.1 million, or 25.9% of our total loan portfolio. This amount includes $25.8 million of undisbursed loans in process (of which $6.5 million relates to participation interests we have sold). Our construction loan portfolio has grown appreciably since September 30, 2001, when construction loans amounted to $13.2 million, or 6.7% of our total loan portfolio.

        A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of condominium projects, single-family homes and small to medium-sized residential subdivisions. Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. One or two six-month extensions may be provided for at our option and upon payment of a fee by the borrower. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and do not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the WALL STREET JOURNAL prime rate. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined number of model homes to be constructed on an unsold or "speculative" basis. All other units must be pre-sold before we will disburse funds for construction. Our construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of our construction loans are secured by properties located in Philadelphia and Chester Counties, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia. In addition, we have sold participation interests in a number of our larger construction projects, generally retaining at least a 25% interest. Such sales do not provide for any recourse against the Bank.

        Set forth below is a brief description of our five largest construction loans, all of which have performed in accordance with their terms.

        Our largest construction and development loan is a $20.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer. We sold participation interests totaling $15.0 million to four other local financial institutions in connection with the closing of the loan in late 2004. We also received additional collateral from the borrower consisting of condominium units in another project with an estimated value of $4.6 million at the time such collateral was pledged. The project involves the conversion of an existing building into a mixed-use building which will contain, when completed, approximately 200 loft condominiums above one floor of retail space. The project also involves the construction of both indoor and outdoor parking lots. The loan has a 36-month term with payments of interest only during the term of the loan and a floating interest at the WALL STREET JOURNAL prime plus 1% with a floor of 5.0%. As of September 30, 2005, the developer had received pre-sale (non-binding) reservations covering 38 units. The Bank's outstanding loan balance (with respect to its interest) at September 30, 2005 was approximately $3.6 million with the total loan balance at such date amounting to approximately $14.4 million.

        In August 2005, we extended a $5.0 million loan to a Philadelphia-based limited partnership to complete the conversion of an existing mixed-used building located in Philadelphia into 17 loft condominiums. The building has five existing condominium units which will be renovated. The rest of the project involves the construction of an additional 12 units, including the completion of three units which are partially constructed. The loan has a 24-month term with the payment of interest only during the term. The loan bears interest at the WALL STREET JOURNAL Prime plus 1% and has a floor of 7.25%. The loan-to-value ratio was approximately 73% at the time of origination. We will permit eight units to be constructed without agreements of sale. Before construction can commence on the remaining nine units, the borrower must have binding agreements for sale covering at least four units. At September 30, 2005, the loan balance was approximately $2.5 million. Subsequent to September 30, 2005, two units were sold for aggregate net proceeds of approximately $1.0 million. As of the date hereof, the outstanding loan balance is approximately $1.0 million. No participation interests in this loan were sold.

        In October 2005, we extended another $5.0 million loan, also for the conversion of an existing building located in Philadelphia into condominiums. The limited partnership is operated by a Philadelphia-based construction company. The project involves the conversion of the existing building into 34 loft condominium units with outside parking. The loan has a 24 month term with interest only due during the term and a floating interest rate indexed to the WALL STREET JOURNAL prime plus 1%. The loan has a floor of 7.5%. The loan provides for one six month extension upon the payment of a fee equal to .5% of the outstanding balance as of the date of the extension. The loan-to-value ratio at the date of origination was approximately 73%. We retained the entire interest in the loan. At the date hereof, the outstanding loan balance was approximately $2.5 million.

        Our largest single-family, residential construction loan at September 30, 2005 consisted of a $7.7 million acquisition, development and construction loan to a limited partnership sponsored by a Bucks County-based regional residential developer to whom we have made loans previously. We sold two participation interests aggregating 52% to two other local institutions, retaining the remaining 48% interest ($3.7 million). The loan is to acquire 124 residential lots, complete site development and construct 48 single-family homes in phase one of a two phase project located in suburban Chester County, Pennsylvania. The loan, which was originated in September 2003, has a 36-month term with payments of interest only during the term of the loan and a floating interest rate at the WACHOVIA prime rate plus 1% and with a floor of 5.25%. The loan-to-value ratio of this loan at the date of origination was approximately 74%. As of September 30, 2005, 25 lots had been sold and released and 13 lots were subject to binding agreements of sale. We expect to extend a second development and construction loan to the borrower in order to finance the development of the remaining lots and the construction of the 76 houses in phase two of the project. Such loan is expected to amount to approximately $6.0 million. We may sell participation interests in the new loan totaling approximately 50%. Although the borrower will be able to draw funds under the second loan to fund development costs, construction advances will not be permitted until the borrower has sold and closed 35 lots in phase one of the project. The structure of the second loan is expected to be substantially similar to the initial loan for this project.

        In September 2004, we extended a $6.4 million construction and land development loan to a local developer to build an 18 townhouse project located in Philadelphia. Concurrently with closing the loan, we sold a 36.2% participation interest to another local financial institution, retaining the remaining 63.8%. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the WALL STREET JOURNAL prime rate plus 1% and with a floor of 5.00%. The loan to value ratio of the loan was approximately 76% at the date of origination without reference to the additional collateral we received. The additional collateral consists of two small commercial properties located in Upper Darby, Pennsylvania with an estimated value of $578,000. The project experienced modest delays with respect to obtaining all necessary permits; such permits have been obtained as of the date hereof. At September 30, 2005, the outstanding balance of the Bank's portion of the loan was approximately $1.9 million with the total loan balance outstanding at such date amounting to approximately $2.4 million. No units had been sold as of September 30, 2005.

        Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships and by selling, with respect to larger construction and land development loans, participation interests. In the past, to the extent we have experienced any material difficulties, they have primarily related to loan participations we have purchased.

        MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. At September 30, 2005, our multi-family residential and commercial real estate loans amounted to $12.4 million or 6.2% of our total loan portfolio. Although we continue to offer such loans and will originate such loans when it is favorable to us, multi-family residential loans have declined both in terms of the aggregate amount outstanding as well as a percentage of the loan portfolio since September 30, 2001. After declining since 2001, our commercial real estate loans increased slightly at September 30, 2005 to $9.9 million.

        Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in our market area. At September 30, 2005, the average commercial and multi-family real estate loan size was approximately $160,000 and the largest multi-family residential or commercial real estate loan was $897,000 which was performing in accordance with its terms. Substantially all of the properties securing our multi-family residential and commercial real estate loans are located in our primary market area.

        Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 20 years with loan-to-value ratios of not more than 70%. Most of the loans are structured with balloon payments with amortization periods of up to 25 years. Interest rates are either fixed or adjustable, based upon designated market indices such as the WALL STREET JOURNAL prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board. In addition, fees of up to 2% are charged to the borrower at the origination of the loan. We obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

        Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. We have experienced problems with a significant commercial real estate lending relationship, which was a participation in the amount of $760,000 consisting of a 12.5% interest in a loan secured by an 18 hole golf course and golf house. The loan became real estate owned in fiscal 2003. See "-Asset Quality - Non-Performing Loans and Real Estate Owned."

        Various aspects of commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are reviewed by us prior to the closing of the loan. With respect to participations, we underwrite the loans as if we were the originating lender.

        CONSUMER LENDING ACTIVITIES. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2005, $1.3 million, or 0.67% of the total loan portfolio consisted of these types of loans.

        Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

        COMMERCIAL BUSINESS LOANS. Our commercial business loans amounted to $188,000 or 0.09% of the total loan portfolio at September 30, 2005. The unused portion of our commercial lines of credit at September 30, 2005, was $1.8 million.

        Our commercial business loans typically are to small to mid-sized businesses in our market area primarily to provide working capital. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 15 years. Our commercial business loans generally are secured by real estate. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

        LOAN APPROVAL PROCEDURES AND AUTHORITY. Our board of directors establishes Prudential Savings Bank's lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the board in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our board of directors.

        Home equity loans and lines of credit up to $100,000 can be approved by any two of the following four officers: our two lending officers, our President and our Chief Financial Officer. Amounts in excess of the individual lending limit with respect to home equity loans and lines of credit and all mortgage loans must be approved by either the executive committee of the board or the full board of directors of Prudential Savings Bank.

ASSET QUALITY

        GENERAL. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans. In addition, in recent years we have retained an independent, third party to undertake periodic reviews of the credit quality of our loan portfolio.

        Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent and all real estate owned and are provided to the board of directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due. Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.

        On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases ("non-accrual" loans). On loans 90 days or more past due as to principal and interest payments, our policy, with certain limited exceptions with respect to single-family residential mortgage loans, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

        Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

        We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. We had no impaired loans as of September 30, 2004 and 2005.

        Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention."

        When an insured institution classifies one or more assets, or portions thereof, as "substandard" or "doubtful," it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

        A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council ("FFIEC"), issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans, as well as an unallocated portion. The specific components relate to loans that are classified as either doubtful, substandard or special mention. The general components covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated portion of the allowance is established upon consideration of various qualitative and quantitative factors with respect to the overall loan portfolio. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

        We review and classify assets on a quarterly basis and the board of directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At September 30, 2005, 2004 and 2003, we had no assets classified as "doubtful" or "loss", and $600,000, $1.0 million and $1.6 million, respectively, of assets classified as "substandard." In addition, as of September 30, 2005, 2004 and 2003, we did not have any loans designated "special mention."

        DELINQUENT LOANS. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

                                              SEPTEMBER 30, 2005                          SEPTEMBER 30, 2004
                                --------------------------------------------  --------------------------------------------
                                       30-89              90 OR MORE DAYS            30-89             90 OR MORE DAYS
                                    DAYS OVERDUE              OVERDUE             DAYS OVERDUE             OVERDUE
                                ---------------------  ---------------------  ---------------------  ---------------------
                                  NUMBER   PRINCIPAL     NUMBER   PRINCIPAL     NUMBER   PRINCIPAL     NUMBER   PRINCIPAL
                                 OF LOANS   BALANCE     OF LOANS   BALANCE     OF LOANS   BALANCE     OF LOANS   BALANCE
                                ---------- ----------  ---------- ----------  ---------- ----------  ---------- ----------
                                                                 (Dollars in Thousands)
One- to four-family
  residential                        19      $1,856          5       $239          18      $1,418          8       $478
Multi-family residential             --          --         --         --          --          --         --         --
Commercial real estate               --          --         --         --          --          --         --         --
Construction and land
  development                         1       2,120         --         --          --          --         --         --
Commercial business                  --          --         --         --           1          75         --         --
Consumer loans                        3          32         --         --           2           2          1          1
                                 ------      ------     ------     ------      ------      ------     ------     ------
Total delinquent loans               23      $4,008          5       $239          21      $1,495          9       $479
                                 ======      ======     ======     ======      ======      ======     ======     ======
Delinquent loans to total
  net loans                                    2.29%                 0.14%                   0.99%                 0.33%
Delinquent loans to total
  loans                                        1.99%                 0.12%                   0.86%                 0.30%

        NON-PERFORMING LOANS AND REAL ESTATE OWNED. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest. We had no loans on non-accrual status during the years ended September 30, 2005 and 2004.

        The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

                                                                       SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                                2005         2004         2003         2002        2001
                                            -----------  -----------  -----------  -----------  -----------
                                                                  (Dollars in Thousands)
    Non-accruing loans:
      One- to four-family residential         $     --     $     --     $     --     $     --     $     --
      Multi-family residential                      --           --           --           --           --
      Commercial real estate                        --           --           --          448           --
      Construction and land development             --           --          500          994           --
      Commercial business                           --           --           --           --           --
      Consumer                                      --           --           --           --           --
                                              --------     --------     --------     --------     --------
         Total non-accruing loans                   --           --          500        1,442           --
                                              --------     --------     --------     --------     --------
    Accruing loans 90 days or more past due:
      One- to four-family residential              240          478          386          259          248
      Multi-family residential                      --           --           --           --           --
      Commercial real estate and land               --           --           --           --           --
      Construction and land development             --           --           --           --           --
      Commercial business                           --           --           --           --           --
      Consumer                                      --            1            4           26           11
                                              --------     --------     --------     --------     --------
         Total accruing loans 90 days or
           more past due                           240          479          390          285          259
                                              --------     --------     --------     --------     --------
             Total non-performing loans(1)         240          479          890        1,727          259
                                              --------     --------     --------     --------     --------
    Real estate owned, net(2)                      360          548          626           43           14
                                              --------     --------     --------     --------     --------
             Total non-performing assets      $    600     $  1,027     $  1,516     $  1,770     $    273
                                              ========     ========     ========     ========     ========
    Troubled debt restructurings                    --           --           --           --           --
    Total non-performing loans as a
      percentage of loans, net                    0.14%        0.32%        0.65%        0.95%        0.14%
                                              ========     ========     ========     ========     ========
    Total non-performing loans as a
       percentage of total assets                 0.05%        0.12%        0.22%        0.50%        0.09%
                                              ========     ========     ========     ========     ========
    Total non-performing assets as a
       percentage of total assets                 0.13%        0.25%        0.38%        0.51%        0.09%
                                              ========     ========     ========     ========     ========

     ------------------

        (1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

        (2) Real estate owned balances are shown net of related loss allowances and consists solely of real property.

        Interest income on impaired loans other than non-accrual loans is recognized on an accrual basis. Interest income on non-accrual loans is recognized only as collected. There was no such interest recognized for fiscal 2005 and 2004.

        As of September 30, 2005, the $360,000 of real estate owned consisted of a commercial real estate property. The Bank owns a 12.5% participation interest in a commercial real estate loan secured by an eighteen hole golf course and golf house located in Avondale, Pennsylvania which was transferred into real estate owned in September 2003. A specific reserve totalling $400,000 was established with respect to this asset. Both the golf course and the golf house have been completed, are fully operational and continue to generate revenues. The lead lender acquired the property through foreclosure in December 2003. Funding for the operations of the golf course, which include the maintenance and protection of the property, have been advanced by us with respect to our participation interest and expensed accordingly. We incurred expenses totaling approximately $7,000 for the year ended September 30, 2005. A prospective buyer was not able to obtain financing to purchase the golf course. As a result, the property has been placed back on the market for sale. In December 2005, the golf course was closed for the winter. Management anticipates that the Bank will incur a modest amount of operational costs in connection with winterizing the facility.

        Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the lesser of the carrying value of the loan or fair value at the date of acquisition, or the fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Our policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside our market area or consists of other than single-family residential property. We may obtain re-appraisals on a periodic basis on foreclosed properties. We also conduct inspections on foreclosed properties.

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, each loan type is assigned a rating based on the assumed risk elements of such loan types. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. As of September 30, 2005, our allowance for loan losses was 0.28% of total loans receivable and 233.5% of non-performing loans. All of the amount of the allowance at each of the dates set forth in the tables on the following page consisted of general reserves.

        In the five-year period ended September 30, 2005, our loan charge-offs have been relatively modest and two loans were responsible for the majority of such charge-offs.

        We will continue to monitor and modify our allowances for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

        The following table shows changes in our allowance for loan losses during the periods presented.

                                                                 AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------------------------------
                                                           2005       2004       2003       2002       2001
                                                        ---------- ---------- ---------- ---------- -----------
                                                                         (Dollars in Thousands)
     Total loans outstanding at end of period             $201,438   $173,442   $152,503   $191,242   $195,784
     Average loans outstanding                             163,166    142,348    156,894    186,698    177,521

     Allowance for loan losses, beginning of period            558        553        621        736        639
     Provision for loan losses                                  --         50        180        150        120
                                                          --------   --------   --------   --------   --------
     Charge-offs:
       One- to four-family residential                          --         --         --         --         --
       Multi-family                                             --         --         --         --         --
       Commercial real estate                                   --         50        172        250         --
       Construction and land development                        --         28         50         --         --
       Commercial business                                      --         --         --          4         --
       Consumer                                                 --         --         51         12         25
                                                          --------   --------   --------   --------   --------
         Total charge-offs                                      --         78        273        266         25
     Recoveries on loans previously charged off                 --         33         25          1          2
                                                          --------   --------   --------   --------   --------
     Allowance for loan losses, end of period             $    558   $    558   $    553   $    621   $    736
                                                          ========   ========   ========   ========   ========

       Allowance for loan losses as a percent of
          non-performing loans                              233.47%    116.49%     62.13%     35.96%    284.17%
                                                          ========   ========   ========   ========   ========
       Ratio of net charge-offs during the
          period to average loans outstanding during
          the period                                            --%      0.03%      0.16%      0.14%      0.01%
                                                          ========   ========   ========   ========   ========

        The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                                        SEPTEMBER 30,
                          --------------------------------------------------------------------------------------------------------
                                   2005                 2004                 2003                 2002                 2001
                          -------------------- -------------------- -------------------- -------------------- --------------------
                                       LOAN                 LOAN                 LOAN                 LOAN                 LOAN
                                     CATEGORY             CATEGORY             CATEGORY             CATEGORY             CATEGORY
                            AMOUNT     AS A %    AMOUNT     AS A %    AMOUNT     AS A %    AMOUNT     AS A %    AMOUNT     AS A %
                              OF     OF TOTAL      OF     OF TOTAL      OF     OF TOTAL      OF     OF TOTAL      OF     OF TOTAL
                          ALLOWANCE    LOANS   ALLOWANCE    LOANS   ALLOWANCE    LOANS   ALLOWANCE    LOANS   ALLOWANCE    LOANS
                          --------- ---------- --------- ---------- ---------- --------- ---------- --------- ---------- ---------
                                                                   (Dollars in Thousands)
One- to four-family
  residential               $  163      67.21%    $  182     70.92%   $  137      75.32%   $  188      82.56%    $  193     84.78%
Multi-family residential        13       1.26         16      1.83        18       2.32        23       2.44         72      2.81
Commercial real estate          98       4.90         44      2.53        69       4.22        90       4.44         94      4.40
Construction and land
  development                  227      25.86        197     22.69       226      15.87       210       8.89         31      6.73
Commercial business              2        .09         29      1.70        21       1.83        22       1.41         17      0.83
Consumer                         1        .67          1      0.33        10       0.44         6       0.26          4      0.45

Unallocated                     54         --         89        --        72         --        82         --        325        --
                            ------     ------     ------    ------    ------     ------    ------     ------     ------    ------
  Total                     $  558     100.00%    $  558    100.00%   $  553     100.00%   $  621     100.00%    $  736    100.00%
                            ======     ======     ======    ======    ======     ======    ======     ======     ======    ======

        Although our overall allowance for loan losses did not change between September 30, 2004 and September 30, 2005, the allocation of such allowance shifted due to shifts in the composition of the portfolio as well as an analysis of the risk elements inherent therein. The allocation of the allowance related to single-family residential loans decreased between September 30, 2004 and September 30, 2005 due to the overall improvement in the credit quality of the single-family residential loan portfolio. At the same time, the allocation of the allowance related to construction and land development loans increased due to the amount of such loans increasing by $12.9 million or 32.8% between September 30, 2004 and September 30, 2005.

INVESTMENT ACTIVITIES

        GENERAL. We invest in securities in accordance with policies approved by our board of directors. The investment policy designates our President our Chief Financial Officer and our Treasurer as the Investment Committee, which committee is authorized by the board to make the Bank's investments consistent with the investment policy. The board of directors of Prudential Savings Bank reviews all investment activity on a monthly basis.

        Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. In recent periods, we substantially increased our investment and mortgage-backed securities portfolio due to concerns over the interest risk inherent in investing in long-term, fixed-rate residential mortgage loans in the low interest environment that has existed in recent years.

        At September 30, 2005, our investment and mortgage-backed securities amounted to $235.3 million or 52.7% of total assets at such date. The largest component of our securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $129.9 million or 55.2% of the securities portfolio at September 30, 2005. In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities. Included in our investment securities available for sale is a $34.1 million investment in a mutual fund that invests primarily in adjustable-rate mortgages and floating-rate securities. At September 30, 2005, we had unrecognized loss on this investment of approximately $860,000 which reduced our total equity accordingly.

        Approximately $50.4 million of U.S. Government and agency securities at September 30, 2005 were "step-up" securities. These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas. Our portfolio currently contains securities that call for various interest rate increases at various repricing intervals. The repricing periods range from annually to every five years with interest rate adjustments ranging from 0.125% to 2.0%. In addition, these securities are callable at the option of the issuers. Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. Also, because of the call feature, the securities may be called by the issuer at a time when we are not able to reinvest the proceeds of the called security at a rate comparable to that which we were earning on the security at the time it was called.

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At September 30, 2005, we had $129.8 million of investment securities classified as held to maturity, $38.6 million of investment securities classified as available for sale, $66.8 million of mortgage-backed securities classified as held to maturity and no securities classified as trading account.

        We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.

        Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Fannie Mae or Freddie Mac. We have not invested in collateralized mortgage obligations ("CMOs") issued by such agencies. At September 30, 2005, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC.

        Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

        Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

        The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

                                                                     SEPTEMBER 30,
                                  ----------------------------------------------------------------------------------
                                              2005                       2004                        2003
                                  --------------------------  --------------------------  --------------------------
                                    AMORTIZED      MARKET      AMORTIZED       MARKET      AMORTIZED       MARKET
                                      COST         VALUE          COST         VALUE          COST         VALUE
                                  ------------  ------------  ------------  ------------  ------------  ------------
                                                                    (In Thousands)
Mortgage-backed securities          $ 66,828       $ 67,124     $ 80,932      $ 82,074      $ 82,556      $ 83,636
U.S. Government and agency
   obligations                       129,954        128,163      116,395       116,122       103,582       103,614
Municipal obligations                  2,884          2,847        2,409         2,380         2,409         2,383
ARM mutual fund                       34,982         34,123       34,982        34,544        34,988        34,761
                                    --------       --------     --------      --------      --------      --------
   Total                             234,648        232,257      234,718       235,120       223,535       224,394
                                    --------       --------     --------      --------      --------      --------
FHLB stock                             1,811          1,811        2,074         2,074         2,219         2,219
FHLMC stock                               26          1,493           26         1,725            26         1,384
FNMA stock                                 1              5            1             8            --            --
                                    --------       --------     --------      --------      --------      --------
   Total mortgage backed and
      investment securities         $236,486       $235,566     $236,819      $238,927      $225,780      $227,997
                                    ========       ========     ========      ========      ========      ========

        The following tables set forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2005. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                            AMOUNTS AT SEPTEMBER 30, 2005 WHICH MATURE IN
                                  -------------------------------------------------------------------------------------------------
                                                            OVER ONE
                                                WEIGHTED      YEAR       WEIGHTED   OVER FIVE    WEIGHTED      OVER       WEIGHTED
                                    ONE YEAR    AVERAGE     THROUGH      AVERAGE     THROUGH     AVERAGE        TEN       AVERAGE
                                    OR LESS      YIELD     FIVE YEARS     YIELD     TEN YEARS     YIELD        YEARS       YIELD
                                  -----------  ----------  ----------  -----------  ----------  ----------  -----------  ----------
                                                                       (Dollars in Thousands)
Bonds and other debt securities:
  U.S. Government and agency
     Obligations                     4,000        3.46%     $40,569        3.71%     $39,458       4.71%      $45,927       5.25%
  Municipal obligations                 --          --           --          --        2,884       3.62            --         --
  Mortgage-backed securities             3        8.19        2,056        4.60          211       6.81        64,558       5.17
                                     -----                  -------                  -------                 --------
     Total                           4,003        7.56%     $42,625        3.75%     $42,553       4.65%     $110,485       5.20%
                                     =====        ====      =======        ====      =======       ====      ========       ====

        The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated all of which are classified as held to maturity and all of which bear fixed rates of interest.

                                                     SEPTEMBER 30,
                                         -------------------------------------
                                             2005        2004          2003
                                         -----------  -----------  -----------
                                                    (In Thousands)
     GNMA                                  $62,449      $79,626       $80,076
     FHLMC                                   2,541          818         1,663
     FNMA                                    1,838          488           817
                                           -------      -------       -------
      Total mortgage-backed securities     $66,828      $80,932       $82,556
                                           =======      =======       =======

        Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at September 30, 2005 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                 AMOUNTS AT SEPTEMBER 30, 2005 WHICH MATURE IN
                              ----------------------------------------------------------------------------------
                                              WEIGHTED      OVER ONE      WEIGHTED                   WEIGHTED
                                ONE YEAR      AVERAGE       THROUGH       AVERAGE      OVER FIVE      AVERAGE
                                OR LESS        YIELD       FIVE YEARS      YIELD         YEARS         YIELD
                              ------------  ------------  ------------  ------------  ------------  ------------
                                                            (Dollars in Thousands)
  GNMA                            $  3          8.19%        $   47         8.42%       $ 62,399        5.16%
  FHLMC                             --            --          2,009         4.51             532        6.12
  FNMA                              --            --             --           --           1,838        5.28
                                  ----                       ------                     --------
     Total mortgage-backed
        securities                $  3          8.19%        $2,056         4.60%       $ 64,769        5.17%
                                  ====          ====         ======         ====        ========        ====

        The following table sets forth the purchases, and principal repayments of our mortgage-backed securities during the periods indicated. We did not sell any mortgage-backed securities during any of the periods since they are all classified as held to maturity.

                                                                          AT OR FOR THE
                                                                     YEAR ENDED SEPTEMBER 30,
                                                           ----------------------------------------
                                                               2005          2004          2003
                                                           ------------  ------------  ------------
                                                                     (Dollars in Thousands)
   Mortgage-backed securities at beginning of period          $80,932       $82,556       $66,130
   Purchases                                                    4,481        21,771        56,723
   Repayments                                                 (18,615)      (23,422)      (40,307)
   Amortizations of premiums, net                                  30            27            10
                                                              -------       -------       -------
   Mortgage-backed securities at end of period                $66,828       $80,932       $82,556
                                                              =======       =======       =======
   Weighted average yield at end of period                       5.16%         5.24%         5.44%
                                                                 ====          ====          ====

SOURCES OF FUNDS

        GENERAL. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

        DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2005, 57.1% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

        The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where its branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. However, we have traditionally paid above average rates on our deposits as compared to those offered by our competitors. As a consequence, our weighted average cost of funds has been higher than most of our competitors. In the future, we may not move up our deposit rates as market rates of interest increase (as they are expected to do) or increase them to the same degree as many of our competitors in such situation.

        Prudential Savings Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area. In recent years, we have emphasized the origination of core deposits. This strategy has resulted in a significant increase in core deposits, particularly checking accounts, as well as increased fee income and new customer relationships.

        We do not actively solicit certificate accounts in excess of $100,000, known as "jumbo CDs," or use brokers to obtain deposits. At September 30, 2005, our jumbo CDs amounted to $32.5 million, of which $15.2 million are scheduled to mature within twelve months. At September 30, 2005, the weighted average remaining maturity of our certificate of deposit accounts was 15.3 months.

        The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                                SEPTEMBER 30,
                                  -------------------------------------------------------------------------
                                            2005                     2004                    2003
                                  -----------------------  -----------------------  -----------------------
                                    AMOUNT         %          AMOUNT         %        AMOUNT         %
                                  ----------- -----------  ----------- -----------  ----------- -----------
                                                            (Dollars in Thousands)
Certificate accounts:
  0.00% - 1.99%                    $    618        0.18%     $  1,022       0.29%    $    630        0.18%
  2.00% - 2.99%                      45,973       13.66        91,393      26.18       78,523       23.04
  3.00% - 3.99%                      52,903       15.72        23,165       6.63       38,013       11.15
  4.00% - 4.99%                      30,212        8.98        20,308       5.82       21,249        6.24
  5.00% - 5.99%                      14,611        4.35        15,062       4.31       17,965        5.27
  6.00% - 6.99%                          --          --            --         --           --          --
                                   --------      ------      --------     ------     --------      ------
  Total certificate accounts        144,317       42.89       150,950      43.23      156,380       45.88
                                   --------      ------      --------     ------     --------      ------
Transaction accounts:
  Savings                            87,709       26.07        94,868      27.17       94,222       27.65
  Checking:
     Interest-bearing                41,094       12.21        51,948      14.88       51,306       15.06
     Noninterest-bearing              3,441        1.02         2,232       0.64        2,583        0.76
  Money market                       59,907       17.81        49,161      14.08       36,286       10.65
                                   --------      ------      --------     ------     --------      ------

     Total transaction accounts     192,151       57.11       198,209      56.77      184,397       54.12
                                   --------      ------      --------     ------     --------      ------
     Total deposits                $336,468      100.00%     $349,159     100.00%    $340,777      100.00%
                                   ========      ======      ========     ======     ========      ======

        The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                               YEAR ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------------------------
                                         2005                             2004                            2003
                           -------------------------------  -------------------------------  -------------------------------

                            AVERAGE    INTEREST   AVERAGE    AVERAGE    INTEREST   AVERAGE    AVERAGE    INTEREST   AVERAGE
                            BALANCE    EXPENSE   RATE PAID   BALANCE    EXPENSE   RATE PAID   BALANCE    EXPENSE   RATE PAID
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                             (Dollars in Thousands)
Savings accounts            $ 91,821    $1,728     1.88%     $ 94,565    $1,654     1.75%     $ 92,644    $2,691      2.90%
Interest-bearing
  checking and money
  market accounts            101,146     2,273     2.25        96,472     1,865     1.93        79,416     1,459      1.84
 Certificate accounts        144,445     4,521     3.13       156,472     4,686     2.99       146,525     4,743      3.24
                            --------    ------               --------    ------               --------    ------
   Total interest-bearing
     deposits                337,412    $8,522     2.53       347,509    $8,205     2.36       318,585    $8,893      2.79
                            --------    ======               --------    ======               --------    ======
Non-interest-bearing
 checking                     10,066                            2,771                            2,014                  --
                            --------                         --------                         --------
 Total deposits             $347,478               2.45%     $350,280               2.34%     $320,599                2.77%
                            ========               ====      ========               ====      ========                ====

The following table shows our savings flows during the periods indicated.

                                               YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------
                                         2005          2004          2003
                                     ------------  ------------  ------------
                                                  (In Thousands)

     Total deposits                    $504,735      $411,005      $394,487
     Total withdrawals                 (524,140)     (409,093)     (352,396)
     Interest credited                    6,714         6,470         6,374
                                       --------      --------      --------
       Total increase (decrease)
        in deposits                    $(12,691)     $  8,382      $ 48,465
                                       ========      ========      ========

        The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2005.

                                                           BALANCE AT SEPTEMBER 30, 2005
                                                   MATURING IN THE 12 MONTHS ENDING SEPTEMBER 30,
                                      --------------------------------------------------------------------
     CERTIFICATES OF DEPOSIT              2006          2007          2008       THEREAFTER      TOTAL
     -------------------------------  ------------  ------------  ------------  ------------  ------------
                                                                 (In Thousands)
     Less than 2.00%                     $   513      $   105       $    --        $    --      $    618
     2.00% - 2.99%                        45,388          585            --             --        45,973
     3.00% - 3.99%                        31,893        7,746         9,300          3,963        52,902
     4.00% - 4.99%                           566       10,778        10,509          8,360        30,213
     5.00% - 5.99%                         2,458        9,072         3,081             --        14,611
                                         -------      -------       -------        -------      --------
       Total certificate accounts        $80,818      $28,286       $22,890        $12,323      $144,317
                                         =======      =======       =======        =======      ========

        The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2005, by time remaining to maturity.

                                                                        WEIGHTED
                       QUARTER ENDING:                  AMOUNT        AVERAGE RATE
          ----------------------------------------  ---------------  ---------------
                                                           (Dollars in Thousands)
          December 31, 2005                             $ 5,757           2.53%
          March 31, 2006                                  3,241           2.63
          June 30, 2006                                   2,681           3.35
          September 30, 2006                              3,482           3.90
          After September 30, 2006                       17,329           4.25
                                                        -------
            Total certificates of deposit with
              balances of $100,000 or more              $32,490           3.71%
                                                        =======           ====

        BORROWINGS. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities a-nd secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At September 30, 2005, we had $13.8 million in outstanding FHLB advances and $205.6 million of additional FHLB advances available. At such date, substantially all of our FHLB advances had maturities of more than one year and fixed rates of interest. We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

        The following table shows certain information regarding our borrowings at or for the dates indicated:

                                                                   AT OR FOR THE YEAR
                                                                   ENDED SEPTEMBER 30,
                                                       ------------------------------------------
                                                            2005          2004         2003
                                                       ------------- ------------- -------------
                                                                 (Dollars in Thousands)
          FHLB advances:
             Average balance outstanding                   $13,841      $13,880       $13,917
             Maximum amount outstanding at any
                month-end during the period                $13,859      $13,897       $13,934
             Balance outstanding at end of period          $13,823      $13,862       $13,900
              Average interest rate during the period        3.574%       3.574%        3.574%
              Weighted average interest rate at end
                of period                                    5.526%       5.517%        5.508%

        We have six FHLB advances made under a low-income housing program in which we participate. Four of the FHLB advances amortize over the period to maturity. Three of these advances are at an interest rate of 3.0% and one is at 2.0%. The other two FHLB advances bear a zero percent interest rate. The total of these six FHLB advances is $823,000. At September 30, 2005, repayments of $40,000 are due within one year.

SUBSIDIARIES

        The Company has only one direct subsidiary: Prudential Savings Bank. The Bank did not have any subsidiaries as of September 30, 2005. However, in November 2005, the Bank formed PSB Delaware, Inc. ("PSB"), a Delaware-chartered company, to hold certain investments of the Bank. As of the date hereof, PSB has no assets or liabilities. We may consider the establishment of one or more additional subsidiaries in the future.

EMPLOYEES

        At September 30, 2005, we had 65 full-time employees, and nine part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

                                   REGULATION

        Set forth below is a brief description of certain laws relating to the regulation of Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

GENERAL

        Prudential Savings Bank as a Pennsylvania chartered savings bank with deposits insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing Prudential Savings Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

        Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, the Federal Reserve Board or the United States Congress, could have a material impact on us and our operations.

        Prudential Bancorp and Prudential Mutual Holding Company are registered as bank holding companies under the Bank Holding Company Act and are subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking. Prudential Bancorp and Prudential Mutual Holding Company file annually a report of their operations with, and are subject to examination by, the Federal Reserve Board and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that Prudential Bancorp and Prudential Mutual Holding Company limit their activities to those allowed by law and that they operate in a safe and sound manner without endangering the financial health of Prudential Savings Bank.

        In connection with the reorganization completed in March 2005, Prudential Bancorp registered its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Prudential Bancorp's common stock is listed on the Nasdaq Stock Market national market system under the symbol "PBIP." The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our board of directors and various committees of the board, such as the audit committee.

REGULATION OF PRUDENTIAL BANCORP AND PRUDENTIAL MUTUAL HOLDING COMPANY

        BANK HOLDING COMPANY ACT ACTIVITIES AND OTHER LIMITATIONS. Under the Bank Holding Company Act, Prudential Bancorp and Prudential Mutual Holding Company must obtain the prior approval of the Federal Reserve Board before they may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, Prudential Bancorp and Prudential Mutual Holding Company would directly or indirectly own or control more than 5% of such shares.

        Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

        A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

        NON-BANKING ACTIVITIES. The business activities of Prudential Bancorp and Prudential Mutual Holding Company, as bank holding companies, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board's bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in,

        o banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

        o any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

        The Federal Reserve Board has determined by regulation that certain activities are closely related to banking including operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. However, as discussed below, certain other activities are permissible for a bank holding company that becomes a financial holding company.

        FINANCIAL MODERNIZATION. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Prudential Bancorp and Prudential Mutual Holding Company have not submitted notices to the Federal Reserve Board of their intent to be deemed financial holding companies. However, they are not precluded from submitting a notice in the future should they wish to engage in activities only permitted to financial holding companies.

        REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal

Reserve Board's capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on Prudential Savings Bank by the Federal Deposit Insurance Corporation. See "-Regulation of Prudential Savings Bank - Regulatory Capital Requirements."

        RESTRICTIONS ON DIVIDENDS. Prudential Bancorp's ability to declare and pay dividends may depend in part on dividends received from Prudential Savings Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if Prudential Savings Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

        A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "-Regulation of Prudential Savings Bank - Prompt Corrective Action," below.

        SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which is empowered to enforce auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the Company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, attorneys are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

        The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the Company's "registered public accounting firm." Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders. This report will be first required for the Company's fiscal year ended September 30, 2007. The Sarbanes-Oxley Act requires the registered public accounting firm that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the SEC.

        RESTRICTIONS APPLICABLE TO MUTUAL HOLDING COMPANIES. While regulations governing Pennsylvania-chartered mutual holding companies have not been adopted, under authority of Section 115.1 of the Pennsylvania Banking Code of 1965, as amended, and a policy statement issued by the Pennsylvania Department of Banking, the Department approved the reorganization of Prudential Saving Bank to the mutual holding company form of organization.

        Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities:

        o investing in the stock of one or more financial institution subsidiaries;

        o acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company;

        o merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary;

        o investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Pennsylvania Banking Code;

        o engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law; and

        o engaging in such other activities as may be permitted by the Pennsylvania Department of Banking.

        If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

        The mutual holding company will be subject to such regulations as the Pennsylvania Department of Banking may prescribe. No mutual holding company regulations have been issued to date by the Department.

REGULATION OF PRUDENTIAL SAVINGS BANK

        PENNSYLVANIA SAVINGS BANK LAW. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of Prudential Savings Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

        The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits Prudential Savings Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

        o the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund; and

        o Prudential Savings Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to Prudential Savings Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

        INSURANCE OF ACCOUNTS. The deposits of Prudential Savings Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

        Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund - insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2005 ranging from zero for well capitalized, healthy institutions, such as Prudential Savings Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

        In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the fourth quarter of 2005 was .0134% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Prudential Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Prudential Savings Bank's deposit insurance.

        REGULATORY CAPITAL REQUIREMENTS. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like Prudential Savings Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulations, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1, or leverage capital, is defined as the sum of common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

        The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank's allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

        A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

        Prudential Savings Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the Federal Deposit Insurance Corporation's capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same Federal Deposit Insurance Corporation risk-based capital requirements in its regulations.

        At September 30, 2005, Prudential Savings Bank exceeded all of its regulatory capital requirements, with leverage and total risk-based capital ratios of 14.55% and 35.16%, respectively.

        PROMPT CORRECTION ACTION. The following table shows the amount of capital associated with the different capital categories set forth in the prompt correction action regulations.

                                               TOTAL                     TIER 1                   TIER 1
         CAPITAL CATEGORY                RISK-BASED CAPITAL        RISK-BASED CAPITAL        LEVERAGE CAPITAL
------------------------------------  ------------------------  ------------------------  ------------------------
Well capitalized                            10% or more                6% or more               5% or more
Adequately capitalized                       8% or more                4% or more               4% or more
Undercapitalized                           Less than 8%               Less than 4%             Less than 4%
Significantly undercapitalized             Less than 6%               Less than 3%             Less than 3%

        In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized.

        An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

        At September 30, 2005, Prudential Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

        The table below sets forth Prudential Savings Bank's capital position relative to its regulatory capital requirements at September 30, 2005.

                                                                            TO BE WELL CAPITALIZED
                                                                                  UNDER PROMPT           EXCESS OVER
                                                     REQUIRED FOR CAPITAL      CORRECTIVE ACTION       WELL-CAPITALIZED
                                    ACTUAL            ADEQUACY PURPOSES            PROVISIONS             PROVISIONS
                            ----------------------  ----------------------  ----------------------  ----------------------
                              AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT      RATIO
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                 (Dollars in Thousands)
Total risk-based capital
   Company                   $91,284       48.98%    $14,908        8.00%         N/A        N/A          N/A        N/A
   Bank                       65,515       35.16      14,908        8.00      $18,635      10.00%     $46,880      25.16%
Tier 1 risk-based capital
   Company                    90,450       48.54       7,454        4.00          N/A        N/A          N/A        N/A
   Bank                       64,681       34.71       7,454        4.00       11,181       6.00       53,500      28.71
Tier 1 leverage capital
   Company                    90,450       20.98      17,247        4.00          N/A        N/A          N/A        N/A
   Bank                       64,681       14.55      17,783        4.00       22,229       6.00       42,452       8.55

        AFFILIATE TRANSACTION RESTRICTIONS. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

        FEDERAL HOME LOAN BANK SYSTEM. Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At September 30, 2005, Prudential Savings Bank had $13.8 million in FHLB advances.

        As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At September 30, 2005, Prudential Savings Bank had $1.8 million in stock of the Federal Home Loan Bank of Pittsburgh which was in compliance with this requirement.

        FEDERAL RESERVE BOARD SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2005, Prudential Savings Bank was in compliance with these reserve requirements.

DIVIDEND WAIVERS BY PRUDENTIAL MUTUAL HOLDING COMPANY

        It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies. In connection with its approval of the reorganization, however, the Federal Reserve Board imposed certain conditions on the waiver by Prudential Mutual Holding Company of dividends paid on the common stock by Prudential Bancorp. In particular, the Federal Reserve Board requires that Prudential Mutual Holding Company obtain the prior approval of the Federal Reserve Board before Prudential Mutual Holding Company may waive any dividends from Prudential Bancorp. As of the date hereof, we are not aware that the Federal Reserve Board has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

        The Federal Reserve Board approval of the reorganization also required that the amount of any dividends waived by Prudential Mutual Holding Company will not be available for payment to the public stockholders of Prudential Bancorp (i.e., shareholders except for Prudential Mutual Holding Company) and that such amounts will be excluded from Prudential Bancorp's capital for purposes of calculating dividends payable to the public shareholders. Moreover, Prudential Savings Bank would be required to maintain the cumulative amount of dividends waived by Prudential Mutual Holding Company in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in Prudential Savings Bank's financial statements, but would be considered as a notational or memorandum account of Prudential Savings Bank. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Pennsylvania Banking Department and the plan of reorganization. The plan of reorganization also provides that if Prudential Mutual Holding Company converts to stock form in the future (commonly referred to as a second step reorganization), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public shareholders in connection with any such transaction.

        Prudential Mutual Holding Company does not expect to seek the prior approval of the Federal Reserve Board to waive dividends declared by Prudential Bancorp. If Prudential Mutual Holding Company decides that it is in its best interest to waive a particular dividend to be paid by Prudential Bancorp and the Federal Reserve Board approves such waiver, then Prudential Bancorp would pay such dividend only to its public shareholders. The amount of the dividend waived by Prudential Mutual Holding Company would be treated in the manner described above. Prudential Mutual Holding Company's decision as to whether or not to waive a particular dividend will depend on a number of factors, including Prudential Mutual Holding Company's capital needs, the investment alternatives available to Prudential Mutual Holding Company as compared to those available to Prudential Bancorp, and the possibility of regulatory approvals.

                                    TAXATION
FEDERAL TAXATION

        GENERAL. Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank will be subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Prudential Savings Bank's federal and state income tax returns for taxable years through September 30, 2000 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

        Prudential Bancorp intends on filing a consolidated federal income tax return with Prudential Savings Bank. Accordingly, any cash distributions made by Prudential Bancorp to its shareholders will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

        METHOD OF ACCOUNTING. For federal income tax purposes, Prudential Bancorp and Prudential Savings Bank report income and expenses on the accrual method of accounting and file their federal income tax return on a calendar year basis.

        BAD DEBT RESERVES. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, Prudential Savings Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

        TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Prudential Savings Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Prudential Savings Bank make certain non-dividend distributions or cease to maintain a bank charter.

        At September 30, 2005, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

        ALTERNATIVE MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Prudential Savings Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Prudential Savings Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. For net operating losses in tax years beginning before August 6, 1997, Prudential Savings Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At September 30, 2005, Prudential Savings Bank had no net operating loss carry forwards for federal income tax purposes.

        CORPORATE DIVIDENDS RECEIVED DEDUCTION. Prudential Bancorp may exclude from its income 100% of dividends received from Prudential Savings Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

STATE AND LOCAL TAXATION

        PENNSYLVANIA TAXATION. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2005 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

        Prudential Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%. The Mutual Thrift Institutions Tax exempts Prudential Savings Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of Prudential Savings Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 2. PROPERTIES

        We currently conduct business from our main office and five banking offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2005. All the offices are owned by us.

                                                                               NET BOOK
                                                             DATE OF LEASE       VALUE          AMOUNT OF
             DESCRIPTION/ADDRESS             LEASED/OWNED      EXPIRATION     OF PROPERTY       DEPOSITS
-----------------------------------------  ---------------  ---------------  --------------  ---------------
                                                                                    (In Thousands)
Main Office                                     Owned             N/A             $608           $173,280
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch                                   Owned             N/A                5             26,707
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch                              Owned             N/A               18             25,746
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch                             Owned             N/A              250             49,653
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch                                Owned             N/A               70             37,553
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch                              Owned             N/A               98             23,529
601 Morgan Avenue
Drexel Hill, PA 19026-3105

ITEM 3. LEGAL PROCEEDINGS

        We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Prudential Savings Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a) Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol PBIP. At December 16, 2005, there were approximately 337 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past three fiscal quarters. Our common stock commenced trading on Nasdaq on March 30, 2005.

                                                   STOCK PRICE       CASH
                                               ------------------  DIVIDENDS
                                                 HIGH       LOW    PER SHARE
         Quarter ended:                        --------  --------  -----------
           September 30, 2005................   $12.90    $10.70    $0.04
           June 30, 2005.....................    11.05      8.50     0.04
           March 31, 2005....................    10.05      9.55       --

        (b)     Not applicable

        (c) The following table presents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2005:

                                                                                                         MAXIMUM
                                                                                      TOTAL NUMBER      NUMBER OF
                                                                                       OF SHARES       SHARES THAT
                                                                                      PURCHASED AS     MAY YET BE
                                                           TOTAL                    PART OF PUBLICLY    PURCHASED
                                                         NUMBER OF      AVERAGE        ANNOUNCED        UNDER THE
                                                          SHARES       PRICE PAID       PLANS OR        PLANS OR
PERIOD                                                   PURCHASED     PER SHARE        PROGRAMS        PROGRAMS
------                                                 ------------  -------------  ----------------  --------------
Month #1 July 1, 2005 - July 31, 2005..............          --            --              --            210,700
Month #2 August 1, 2005 - August 31, 2005..........          --            --              --            210,700
Month #3 September 1, 2005 - September 30, 2005....          --            --              --            210,700
                                                           ------        ------          ------          -------
  Total............................................          --            --              --            210,700
                                                           ======        ======          ======          =======

---------------
Notes to the table.

(i) On May 11, 2005 the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program").

(ii) The Company was authorized to repurchase 4.9% or 277,000 of the outstanding shares.

(iii)   The program had an expiration date of May 11, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

        Set forth below is selected financial and other data of Prudential Bancorp. Prior to March 29, 2005, such data only reflects information with respect to Prudential Savings Bank.

                                                                       AT SEPTEMBER 30,
                                             --------------------------------------------------------------------
                                                 2005           2004         2003          2002         2001
                                             ------------  ------------  ------------  ------------  ------------
                                                                    (Dollars in Thousands)
SELECTED FINANCIAL AND OTHER DATA:
Total assets                                   $446,592       $406,638      $395,825     $344,830      $299,192
Cash and cash equivalents                        26,815         10,061        24,108       29,087        19,626
Investment securities:
  Held-to-maturity                              129,840        114,806        98,991       23,987        32,601
  Available-for-sale                             38,584         40,287        43,175       36,264        13,403
Mortgage-backed securities held-to-maturity      66,828         80,932        82,556       66,130        38,642
Loans receivable, net                           175,091        151,565       137,926      181,947       187,555
Deposits                                        336,468        349,159       340,777      292,312       248,112
FHLB advances                                    13,823         13,862        13,900       13,937        13,973
Total equity, substantially restricted           90,825         39,099        36,548       34,382        32,058
Banking offices                                       6              6             6            6             6

                                                                  YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------
                                                 2005           2004         2003          2002         2001
                                             ------------  ------------  ------------  ------------  ------------
                                                                    (Dollars in Thousands)
SELECTED OPERATING DATA:
Total interest income                           $21,077        $19,513       $18,813      $19,215       $19,137
Total interest expense                            9,297          9,002         9,707       10,365        11,658
                                                -------        -------       -------      -------       -------
Net interest income                              11,780         10,511         9,106        8,850         7,479
Provision for loan losses                            --             50           180          150           120
                                                -------        -------       -------      -------       -------
  Net interest income after provision for
       loan losses                               11,780         10,461         8,926        8,700         7,359
Total non-interest income                           567            581           742          613           485
Total non-interest expense                        7,069          7,323         6,047        5,421         5,129
                                                -------        -------       -------      -------       -------
Income before income taxes                        5,278          3,719         3,621        3,892         2,715
Income taxes                                      1,886          1,246         1,253        1,398           943
                                                -------        -------       -------      -------       -------
Net income                                      $ 3,392        $ 2,473       $ 2,368      $ 2,494       $ 1,772
                                                =======        =======       =======      =======       =======
Basic Earnings per share (1)                       0.15             --            --           --            --
Diluted earnings per share (1)                     0.15             --            --           --            --

SELECTED OPERATING RATIOS(2):
Average yield on interest-earning assets           5.03%          4.97%         5.18%        6.21%         7.01%
Average rate on interest-bearing liabilities       2.64           2.48          2.91         3.65          4.66
Average interest rate spread(3)                    2.39           2.49          2.27         2.56          2.35
Net interest margin(3)                             2.81           2.68          2.51         2.86          2.74
Average interest-earning assets to average
  interest-bearing liabilities                   118.81         108.13        108.67       108.85        109.06
Net interest income after provision
  for loan losses to non-interest expense        166.64         142.85        147.61       160.49        143.48
Total non-interest expense to average assets       1.64           1.80          1.61         1.69          1.80
Efficiency ratio(4)                               57.25          66.02         61.40        57.43         64.40
Return on average assets                           0.79           0.61          0.63         0.78          0.62
Return on average equity                           5.14           6.50          6.64         7.56          5.71
Average equity to average assets                  15.30           9.36          9.52        10.28         10.87

                                                                                        (FOOTNOTES ON NEXT PAGE)

                                                                         AT OR FOR THE
                                                                    YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------
                                                 2005           2004         2003          2002         2001
                                             ------------  ------------  ------------  ------------  ------------
ASSET QUALITY RATIOS(5):
Non-performing loans as a percent of
  total loans receivable(6)                        0.14%          0.32%         0.65%        0.95%         0.14%
Non-performing assets as a percent of
  total assets(6)                                  0.13           0.25          0.38         0.51          0.09
Non-performing assets and troubled debt
  restructurings as a percent of total             0.13           0.25          0.38         0.51          0.09
assets(6)
Allowance for loan losses as a percent of
  non-performing loans                           233.47         116.49         62.13        35.96        284.17
Net charge-offs to average loans receivable          --           0.03          0.16         0.14          0.01

CAPITAL RATIOS(5):
Tier 1 leverage ratio
   Company                                        20.98%           N/A           N/A          N/A           N/A
   Bank                                           14.55           9.39%         9.03%        9.69%        10.28%
Tier 1 risk-based capital ratio
   Company                                        48.54%           N/A           N/A          N/A           N/A
   Bank                                           34.71          24.50         21.95        20.29         21.90
Total risk-based capital ratio
   Company                                        48.98%           N/A           N/A          N/A           N/A
   Bank                                           35.16          25.22         22.29        20.66         22.43

------------------
(1) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share is only shown for the period March 30, 2005 through September 30, 2005. There were no shares of common stock of the Company outstanding during any of the other periods.

(2) With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3) Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5) Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable. The Bank converted to a Pennsylvania-chartered savings bank in August 2004 and thus became subject to the Federal Deposit Insurance Corporation regulatory capital regulations. Prior thereto, the Bank was a Pennsylvania- chartered savings association subject to regulations by the Office of Thrift Supervision. Under Federal Deposit Insurance Corporation regulations, capital ratios for the Bank are based on average assets rather than assets, as adjusted, at the relevant date as required by the regulations of the Office of Thrift Supervision. Since the Company did not have any capital stock outstanding prior to March 29, 2005, no capital ratios are presented for periods other than for the year ended September 30, 2005.

(6) Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of all loans 90 days or more past due and loans in excess of 90 days delinquent and still accruing interest. It is our policy to cease accruing interest on all loans, other than single-family residential mortgage loans, 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a community oriented savings bank headquartered in Philadelphia, Pennsylvania. We operate six banking offices in Philadelphia and Delaware Counties. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest primarily in U.S. Government and agency securities and mortgage-backed securities. At September 30, 2005, we had total assets of $446.6 million, including $175.1 million in net loans and $235.3 million of investment and mortgage-backed securities, total deposits of $336.5 million and total equity of $90.8 million.

        This Management's Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Prudential Bancorp. The results of operations of Prudential Bancorp are primarily dependent on the results of the Bank. The information contained in this section should be read in conjunction with our financial statements and the accompanying notes to the consolidated financial statements and other sections contained in Item 8 of this 10-K.

FORWARD-LOOKING STATEMENTS.

        In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

        The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

CRITICAL ACCOUNTING POLICIES

        In reviewing and understanding financial information for Prudential Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the notes to our financial statements included in Item 8 hereof. The accounting and financial reporting policies of Prudential Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

        While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management's initial estimates. In addition, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

        DERIVATIVE FINANCIAL INSTRUMENTS, CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS. A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. We have not used derivative financial instruments in the past and do not currently have any intent to do so in the future.

        While we have not used derivative financial instruments, we are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit generally have fixed expiration dates and may require additional collateral from the borrower if deemed necessary. Commitments to extend credit are not recorded as an asset or liability by us until the instrument is exercised.

        The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at the dates indicated.

COMMITMENTS

        The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2005.

                                                             AMOUNT OF COMMITMENT EXPIRATION - PER PERIOD
                                            TOTAL       -----------------------------------------------------
                                           AMOUNTS          TO           1-3            4-5         AFTER 5
                                          COMMITTED       1 YEAR        YEARS          YEARS         YEARS
                                         ------------  ------------  ------------  ------------  ------------
                                                                      (In Thousands)
Letters of credit                          $   110       $   110        $    --       $    --       $    --
Lines of credit                              5,966            --             --            --         5,966
Undisbursed portions of loans in
  Process                                   25,824(1)      9,307         16,517            --            --
Commitments to originate loans              21,372        21,372             --            --            --
                                           -------       -------        -------       -------       -------
   Total commitments                       $53,272       $30,789        $16,517       $    --       $ 5,966
                                           =======       =======        =======       =======       =======

------------------
(1) Includes participation interests sold to other financial institutions totalling $6.5 million; Prudential Savings Bank will fund such amount and be reimbursed by the participants.

CONTRACTUAL CASH OBLIGATIONS

The following table summarizes our contractual cash obligations at September 30, 2005.

                                                                     PAYMENTS DUE BY PERIOD
                                                   -----------------------------------------------------------
                                                        TO             1-3             4-5          AFTER 5
                                         TOTAL         1 YEAR          YEARS          YEARS          YEARS
                                     ------------  -------------  --------------  -------------  -------------
                                                                  (In Thousands)
Certificates of deposit                $144,317       $ 80,818       $ 51,175        $ 12,324       $     --
FHLB advances(1)                         13,823             40             82              86         13,615
Other borrowed money                         --             --             --              --             --
                                       --------       --------       --------        --------       --------
   Total long-term debt                 158,140         80,858         51,257          12,410         13,615
Operating lease obligations                  --             --             --              --             --
                                       --------       --------       --------        --------       --------
   Total contractual obligations       $158,140       $ 80,858       $ 51,257        $ 12,410       $ 13,615
                                       ========       ========       ========        ========       ========

-----------------
(1) Does not include approximately $760,000 in interest expense due annually on FHLB advances through the year 2010.

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

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------------------
                                                                         2005                                 2004
                                                       -------------------------------------  -------------------------------------
                                      YIELD/RATE                                   AVERAGE                                AVERAGE
                                    AT SEPTEMBER 30,     AVERAGE                    YIELD/      AVERAGE                    YIELD/
                                         2005            BALANCE      INTEREST     RATE(1)      BALANCE      INTEREST      RATE
                                  -------------------  -----------  -----------  -----------  -----------  -----------  -----------
Interest-earning assets:
  Investment securities                  3.97%          $157,648      $  6,758        4.29%    $148,377      $  6,147        4.14%
  Mortgage-backed securities             5.66             72,771         3,783        5.20       84,439         4,475        5.30
  Loans receivable(1)                    5.65            163,166         9,885        6.06      142,348         8,584        6.03
  Other interest-earning assets          3.11             25,512           651        2.55       17,142           307        1.79
                                                        --------      --------                 --------      --------
     Total interest-earning assets       4.87%           419,097        21,077        5.03%     392,306        19,513        4.97%
                                         ----                         --------        ----                   --------       -----
Non-interest-earning assets                               12,073                                 14,063
                                                        --------                               --------
     Total assets                                       $431,170                               $406,369
                                                        ========                               ========
Interest-bearing liabilities:
  Savings accounts                       1.97%          $ 91,821         1,719        1.87%    $ 94,565         1,654        1.75%
  Checking and money market
    accounts                             2.24            101,146         2,273        2.25       96,472         1,865        1.93
  Certificate accounts                   3.13            144,445         4,520        3.13      156,472         4,686        2.99
                                                        --------      --------                 --------      --------
        Total deposits                   2.56            337,412         8,512        2.52      347,509         8,205        2.36
FHLB advances                            5.61             13,842           775        5.60       13,880           778        5.61
Real estate tax escrow accounts          0.90              1,490            10        0.67        1,306            12        0.92
Other interest-bearing liabilities         --                 --            --          --          116             7        6.02
                                                        --------      --------                 --------      --------
     Total interest-bearing
        liabilities                      2.67%           352,744         9,297        2.64%     362,811         9,002        2.48%
                                         ----                         ---------       ----                   --------        ----
Non-interest-bearing liabilities                          12,459                                  5,511
                                                        --------                               --------
     Total liabilities                                   365,203                                368,322
  Stockholders' Equity                                    65,967                                 38,047
                                                        --------                               --------
Total liabilities and
  Stockholders' Equity                                  $431,170                               $406,369
                                                        ========                               ========
  Net interest-earning assets                           $ 66,354                               $ 29,495
                                                        ========                               ========
  Net interest income; interest
     rate spread                         2.19%                        $ 11,780        2.39%                  $ 10,511        2.49%
                                         ====                         ========        ====                   ========        ====
  Net interest margin(2)                                                              2.81%                                  2.68%
                                                                                      ====                                   ====
  Average interest-earning assets
     to average interest-bearing
     liabilities                                                                    118.81%                                108.13%
                                                                                    ======                                 ======

(Continued)

                                          YEAR ENDED SEPTEMBER 30,
                                  -------------------------------------
                                                    2003
                                  -------------------------------------
                                                              AVERAGE
                                    AVERAGE                    YIELD/
                                    BALANCE      INTEREST      RATE
                                  -----------  -----------  -----------

Interest-earning assets:
  Investment securities             $ 92,328      $  3,855      4.18%
  Mortgage-backed securities          74,367         4,214      5.67
  Loans receivable(1)                156,894        10,389      6.62
  Other interest-earning assets       39,513           355      0.90
                                    --------      --------
     Total interest-earning assets   363,102        18,813      5.18%
                                                  --------      ----
Non-interest-earning assets           11,719
                                    --------
     Total assets                   $374,821
                                    ========
Interest-bearing liabilities:
  Savings accounts                  $ 92,644         2,691      2.90%
  Checking and money market
    accounts                          79,416         1,459      1.84
  Certificate accounts               146,525         4,743      3.24
                                    --------      --------
        Total deposits               318,585         8,893      2.79
FHLB advances                         13,916           777      5.58
Real estate tax escrow accounts        1,449            29      2.00
Other interest-bearing liabilities       172             9      5.23
                                    --------      --------
     Total interest-bearing
        liabilities                  334,122         9,708      2.91%
                                                  --------      ----
Non-interest-bearing liabilities       5,024
                                    --------
     Total liabilities               339,146
  Stockholders' Equity                35,675
                                    --------
Total liabilities and
  Stockholders' Equity              $374,821
                                    ========
  Net interest-earning assets       $ 28,980
  Net interest income; interest     ========
     rate spread                                  $  9,105      2.27%
                                                  ========      ====

  Net interest margin(2)                                        2.51%
                                                                ====
  Average interest-earning assets
     to average interest-bearing
     liabilities                                              108.67%
                                                              ======

-----------------------
(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)     Equals net interest income divided by average interest-earning assets.

        RATE/VOLUME ANALYSIS. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                               2005 VS. 2004                              2004 VS. 2003
                                ----------------------------------------   ----------------------------------------
                                  INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                ----------------------------     TOTAL     ----------------------------     TOTAL
                                                      RATE/    INCREASE                          RATE/    INCREASE
                                  RATE     VOLUME    VOLUME   (DECREASE)     RATE     VOLUME    VOLUME   (DECREASE)
                                --------  --------  --------  ----------   --------  --------  --------  ----------
                                                                  (In Thousands)
Interest income:
   Investment securities        $   214   $   384    $   13    $   611     $   (30)   $2,340    $  (18)   $ 2,292
   Mortgage-backed securities       (85)     (618)       12       (692)       (273)      571       (37)       261
   Loans receivable, net             40     1,255         6      1,301        (928)     (963)       86     (1,805)
   Other interest-earning
     assets                         130       150        64        344         353      (201)     (200)       (48)
                                -------   -------    ------    -------     -------   -------    ------    -------
       Total interest-earning
         assets                     299     1,171        95      1,564        (878)    1,747      (169)       700
                                -------   -------    ------    -------     -------   -------    ------    -------
Interest expense:
   Savings accounts                 109       (48)       (3)        58      (1,071)       56       (22)    (1,037)
                                                                                     -------    ------    -------
   Checking accounts                303        90        15        408          77       313        16        406
      (interest-bearing and
      non-interest bearing)
   Certificate accounts             211      (360)      (16)      (165)       (355)      322      (24)        (57)
                                -------   -------    ------    -------     -------   -------    ------    -------
     Total deposits                 623      (318)       (4)       301      (1,349)      691      (30)        (688)
                                -------   -------    ------    -------     -------   -------    ------    -------
   FHLB advances                     (1)       (2)       --         (3)          3        (2)       --          1
   Other interest-bearing
     liabilities                     (3)        2        --         (2)        (14)       (6)        1        (19)
                                -------   -------    ------    -------     -------   -------    ------    -------
     Total interest-bearing
       liabilities                  619      (318)       (4)       296      (1,360)      683       (29)      (706)
                                -------   -------    ------    -------     -------   -------    ------    -------
Increase (decrease) in net
  interest income               $  (320)  $ 1,489    $   99    $ 1,268     $   482   $ 1,064    $ (140)   $ 1,406
                                =======   =======    ======    =======     =======   =======    ======    =======

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

        Total assets of the Company increased by $40.0 million, or 9.8%, from $406.6 million at September 30, 2004 to $446.6 million at September 30, 2005 primarily due to increases in cash and cash equivalents, investment securities held-to-maturity and net loans receivable. The increase in cash and cash equivalents of $16.8 million to $26.8 million at September 30, 2005 reflected the receipt of proceeds from the subscription offering completed in March 2005. A portion of the proceeds from the Company's initial public offering have been invested, contributing to the increase in investment securities held-to-maturity of $15.0 million or 13.1% to $129.8 million. The Company completed its initial public offering in March 2005 in connection with the mutual holding company reorganization of the Bank, receiving net proceeds of $54.9 million. Our net loan portfolio experienced a $23.5 million or 15.5% increase to $175.1 million as we continued our emphasis on growing the loan portfolio. The majority of the growth in the loan portfolio was concentrated in construction, commercial real estate and single-family residential loans. Partially offsetting such increases was a decrease in mortgage-backed securities held to maturity of $14.1 million or 17.4% to $66.8 million at September 30, 2005 as a result of prepayments and repayments due to the interest rate environment existing during the fiscal year.

        Our total liabilities decreased $11.8 million or 3.2% from $367.5 million at September 30, 2004 to $355.8 million at September 30, 2005. The majority of the decrease was due to a decrease in total deposits of $12.7 million or 3.6% to $336.5 million at September 30, 2005. Such decrease primarily reflected the decline in certificates of deposit of $6.6 million as we made a decision to more competitively price our certificates and allow higher costing deposits to run-off as they matured. Offsetting these decreases was a $335,000 or 20.9% increase in accounts payable and accrued expenses from September

30, 2004 as well as the accrual of $500,000 with respect to dividends declared by the Company in the fourth quarter of fiscal 2005 due be paid in the first quarter of fiscal 2006.

        Stockholders' equity increased by $51.7 million to $90.8 million at September 30, 2005 as compared to $39.1 million at September 30, 2004 primarily due to the receipt of the $54.9 million in net proceeds from the initial public offering conducted in connection with the Bank's mutual holding company reorganization. The Company sold 5,653,688 shares of common stock representing 45% of the total outstanding shares of the Company at the date of issuance. The remaining 55% or 6,910,062 shares were issued to Prudential Mutual Holding Company, the Company's parent mutual holding company. Retained earnings increased $2.3 million to $40.6 million primarily as a result of the $3.4 million in net income for fiscal 2005 offset in part by the Company's cash dividends totalling $964,000 declared in the third and fourth quarters of fiscal 2005 and also by the Bank's $100,000 capitalization of Prudential Mutual Holding Company in connection with the completion of the mutual holding company reorganization. In addition, the Bank's employee stock ownership plan ("ESOP"), which was unable to purchase any shares in the subscription offering, purchased at a total cost of $4.5 million 452,295 shares of common stock in open market purchases, such amount representing 8% of the shares sold in the subscription offering.

        Also during the year ended September 30, 2005, the Company repurchased 66,300 shares of the Company's outstanding common stock, pursuant to the Company's previously announced stock repurchase program that was approved by the Company's Board of Directors during the third quarter of fiscal 2005. Repurchases are authorized to be made by the Company from time to time in open-market transactions through May 11, 2006 as, in the opinion of management, market conditions warrant. The repurchased shares are held as treasury stock and are available for general corporate purposes.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

        GENERAL. We had net income of $3.4 million for the year ended September 30, 2005 as compared to $2.5 million for the prior fiscal year. The results for the year ended September 30, 2005 as compared to the year ended September 30, 2004 reflected primarily the effects of a $1.3 million increase in net interest income combined with a $50,000 decrease in the provision for loan losses and a $253,000 decrease in non-interest expenses. The increase in net interest income reflected in large part the increase in the net interest margin by 13 basis points to 2.81% for the year ended September 30, 2005 compared to 2.68% for the year ended September 30, 2004. Although the weighted average yield on our interest-earning assets increased by 6 basis points, the average rate paid on our interest-bearing liabilities increased to a greater degree, increasing 16 basis points. We have continued to maintain our rates on our checking and savings accounts above those of many of our competitors for competitive reasons based on the demographics and composition of our customer base, although we may not do so in the future. The increase in the net interest margin reflected the effects of the infusion of the net proceeds of the Company's initial public offering in March 2005 which offset the decline in our interest rate spread. Our non-interest expenses decreased due primarily to an aggregate $236,000 decrease in salaries and employee benefit expense and a $134,000 decrease in litigation expense. However, partially offsetting the increase in net interest income and the decline in non-interest expense was the decline in non-interest income. We experienced a $14,000 decline in our non-interest income to $567,000 for the year ended September 30, 2005 as compared to fiscal 2004 primarily due to a $17,000 decrease in fees and other service charges, offset in part by a $4,000 increase in other non-interest income. The decline in fees and other service charges reflected a reduced volume of fee-based transactions, in particular, mortgage loan prepayment fees.

        INTEREST INCOME. Our total interest income was $21.1 million for the year ended September 30, 2005 compared to $19.5 million for the year ended September 30, 2004, an increase of $1.6 million or

8.0%. The higher amount of interest income in fiscal 2005 primarily reflected the effects of increases in the average balances of interest-earning assets and to a lesser extent the increase in the net interest margin. The primary reason for the increase in interest income was a $1.3 million increase in interest income earned on our loan portfolio for the year ended September 30, 2005 compared to the year ended September 30, 2004 and a $611,000 increase in interest earned on our investment securities portfolio, partially offset by a $692,000 decrease in interest on mortgage-backed securities for fiscal 2005 as compared to 2004. The primary reason for the increase in interest income on our loan portfolio was the 14.6% increase in the average balance of such assets for the year ended September 30, 2005 compared to the year ended September 30, 2004. Likewise, the average yield earned on the loan portfolio increased 3 basis points to 6.06% for fiscal 2005 compared to fiscal 2004.

        INTEREST EXPENSE. Our interest expense increased during the year ended September 30, 2005 compared to the year ended September 30, 2004, reflecting the current interest rate environment. Total interest expense amounted to $9.3 million during the year ended September 30, 2005 compared to $9.0 million for the year ended September 30, 2004, an increase of $295,000 or 3.3%. The primary reason for the increase in interest expense was a 16 basis point increase in the average rate paid on deposits to 2.52% for the year ended September 30, 2005 compared to the year ended September 30, 2004 which more than offset the 2.9% decrease in the average balance of deposits in the period. As a result, interest expense on total deposits was $8.5 million in the year ended September 30, 2005 compared to $8.2 million in fiscal 2004. Interest expense on FHLB advances remained essentially the same during both periods as the average balance and rate paid were relatively unchanged.

        PROVISION FOR LOAN LOSSES. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In recent periods, in establishing the allowance for loan losses we have given particular consideration to the growth in our construction and land development loan portfolio. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using the quantitative analysis as well as consideration of the qualitative factors. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. Furthermore, the amount of the allowance for loan losses is only an estimate and actual losses may vary from this estimate.

        We did not establish a provision for loan losses for the year ended September 30, 2005 compared to a provision of $50,000 for the year ended September 30, 2004. We did not have any charge-offs in our allowance for loan losses for the year ended September 30, 2005 compared to $45,000 in net charge-offs for fiscal 2004. Historically, we have experienced a modest level of charge-offs. All of the charge-offs in the year ended September 30, 2004 related to two lending relationships, both of which consisted of participation interests in commercial real estate loans. One loan was secured by a golf course and golf house while the other was secured by a storage facility. Our allowance for loan losses amounted to $558,000, or 0.28% of total loans outstanding at September 30, 2005.

        NON-INTEREST INCOME. Our non-interest income is comprised of fees and other service charges on customer account, and other operating income. Our total non-interest income amounted to $567,000 for the year ended September 30, 2005 compared to $581,000 for the year ended September 30, 2004, a $14,000 or 2.3% decrease. The primary reason for the decrease in non-interest income in the 2005 period compared to the 2004 period was a $17,000 decrease in fees and other service charges due to a reduced volume of fee generating transactions, in particular, mortgage loan prepayment fees (as mortgage refinancing activity declined) and late charges. Such declines were offset in part due to a $4,000 increase in other non-interest income which consists of miscellaneous operating income. See "-Comparison of Operating Results for the Year Ended September 30, 2004 and September 2003-General" for a discussion of litigation expense incurred in fiscal 2005 related to litigation resolved in fiscal 2004.

        NON-INTEREST EXPENSE. Non-interest expense is comprised primarily of salaries and employee benefits expense, net occupancy and depreciation costs, data processing costs, professional service fees, directors compensation and various other operating expenses. Our total non-interest expense amounted to $7.1 million for the year ended September 30, 2005, a $253,000 or 3.5% decrease from $7.3 million of non-interest expense for the year ended September 30, 2004. The decrease was due primarily to an aggregate $236,000 decrease in salary and employee benefits expense and a $134,000 decrease in litigation expense. The increase in professional service expense of $193,000 was due primarily to our reorganization completed during the fiscal year and additional expenses related to being a public company. In addition, directors compensation expense increased $77,000 due in large part to a one-time expense incurred during the mutual holding company reorganization resulting from the payment of a $38,250 to a director in connection with the termination of a supplemental retirement plan. In addition, due to the increased time commitments, responsibilities and obligations imposed on the directorate as a result of the Bank being part of a public company, the annual retainer and committee fees for service on the Bank's Board increased. Excluding the one-time expense related to the benefit settlement, directors compensation amounted to $219,000 for fiscal 2005 as compared to $181,000 for fiscal 2004.

        INCOME TAX EXPENSE. Our income tax expense was $1.9 million for fiscal year 2005 and $1.2 million for fiscal year 2004. Our effective tax rate was 35.7% for the year ended September 30, 2005 compared to 33.5% for the year ended September 30, 2004 reflected in large part the increase in the Company's net income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

        GENERAL. We had net income of $2.5 million for the year ended September 30, 2004 as compared to $2.4 million for the prior fiscal year. The results for the year ended September 30, 2004 as compared to the year ended September 30, 2003 reflected primarily the effects of a $1.4 million increase in net interest income combined with a $130,000 decrease in the provision for loan losses, partially offset by a $1.3 million increase in non-interest expenses. The increase in net interest income reflected the improvement in our interest rate spread and net interest margin. Our average interest rate spread increased by 22 basis points to 2.49% for the year ended September 30, 2004 compared to 2.27% for the year ended September 30, 2003. Similarly, our net interest margin increased by 17 basis points to 2.68% for the year ended September 30, 2004 compared to 2.51% for the year ended September 30, 2003. Due primarily to the low market rates of interest which prevailed throughout 2003 and the first six months of calendar 2004, the average rate paid on our interest-bearing liabilities declined to a greater degree than the decline in our average yields earned on interest-earning assets as we were able to decrease the rates paid on our savings and checking accounts substantially although our rates continued to be higher than those of many of our competitors. We maintained our rates during these periods above those of many of our competitors for competitive reasons based on the demographics and composition of our customer base.

        Our non-interest expenses increased due primarily to $1.0 million of pension expense related to our defined benefit pension plan combined with net litigation expense totalling $254,000. We experienced an aggregate $1.0 million increase in salaries and employee benefit expense due to increased benefits costs, in particular a $831,000 increase in pension expense reflecting in large part the reduced rate of return being experienced on the defined benefit pension plan assets due to the continued low market rate environment and the poor performance of the United States equities market as well as a determination to reduce the level of the plan's funding deficiency. In addition, we incurred a $404,000 liability pursuant to a judgment in a lawsuit in which Prudential Savings Bank was a co-defendant with two former employees. In connection with such litigation, we made a claim under our fidelity bond. In August 2004, we entered into a settlement agreement with our insurance carrier pursuant to which it paid us $150,000 in satisfaction of all claims we had against it under the terms of our insurance policy, reducing our total net exposure from the litigation to $254,000. In addition, in December 2004, we received notice of the award of counsel's fees and interest on the amount of damages awarded the plaintiffs totalling approximately $174,000. In February 2005, we entered into a settlement with respect to such claim in the amount of $120,000. We also experienced a $161,000 decline in our non-interest income to $581,000 for the year ended September 30, 2004 as compared to fiscal 2003 primarily due to a $155,000 decrease in gain on sales of loans combined with a $33,000 decrease in fees and other service charges, offset in part by a $26,000 increase in other non-interest income. During the year ended September 30, 2004, we did not sell any loans to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program which had been the source of all the gains on sale of loans reflected in prior periods. The decline in fees and other service charges reflected a reduced volume of fee-based transactions, in particular, mortgage loan prepayment fees.

        INTEREST INCOME. Our total interest income was $19.5 million for the year ended September 30, 2004 compared to $18.8 million for the year ended September 30, 2003, an increase of $700,000 or 3.7%. The higher amount of interest income in fiscal 2004 primarily reflected the effects of increases in the average balances of interest-earning assets. The primary reason for the increase in interest income was a $2.5 million increase in interest earned on our investment and mortgage-backed securities portfolio which was partially offset by a $1.8 million decrease in interest income earned on our loan portfolio for the year ended September 30, 2004 compared to the year ended September 30, 2003. The primary reason for the increase in interest income on our investment and mortgage-backed securities portfolio was the 39.7% increase in the average balance of such assets for the year ended September 30, 2004 compared to the year ended September 30, 2003. Such increase in the average balance was partially offset by a 4 basis point decrease to 4.14% in the yield earned on investment securities combined with a 37 basis point decrease to 5.30% in the yield earned on mortgage-backed securities. The decline in interest earned on our loan portfolio reflected the decline in both the average balance and, to a lesser degree, the yield earned on the portfolio. The average balance declined $14.5 million to $142.3 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003 as we continued our policy of not originating for portfolio long-term, fixed-rate single-family residential mortgage loans bearing interest rates below certain levels. Likewise the average yield earned on the loan portfolio declined 59 basis points to 6.03% for fiscal 2004 compared to fiscal 2003.

        INTEREST EXPENSE. Our interest expense declined during the year ended September 30, 2004 compared to the year ended September 30, 2003, reflecting the current interest rate environment. Total interest expense amounted to $9.0 million during the year ended September 30, 2004 compared to $9.7 million for the year ended September 30, 2003, a decrease of $706,000 or 7.3%. The primary reason for the decrease in interest expense was a 43 basis point decline in the average rate paid on deposits to 2.36% for the year ended September 30, 2004 compared to the year ended September 30, 2003 which more than offset the 9.1% increase in the average balance of deposits in the period. As a result, interest expense on total deposits was $8.2 million in the year ended September 30, 2004 compared to $8.9 million in fiscal 2003. Interest expense on FHLB advances remained essentially the same during both periods as the average balance and rate paid were relatively unchanged.

        PROVISION FOR LOAN LOSSES. We established a $50,000 provision for loan losses for the year ended September 30, 2004 compared to $180,000 for the year ended September 30, 2003. We had $45,000 in net charge-offs in our allowance for loan losses for the year ended September 30, 2004 compared to $248,000 in net charge-offs for fiscal 2003. Historically, we have experienced a modest level of charge-offs. All of the charge-offs in the year ended September 30, 2004 as well as a substantial majority of those in fiscal years ended September 30, 2003 and 2002 related in large part to two lending relationships, both of which consisted of participation interests in commercial real estate loans. One loan was secured by a golf course and golf house while the other was secured by a storage facility. See "Business of Prudential Savings Bank - Asset Quality -Non-Performing Loans and Real Estate Owned." Our allowance for loan losses amounted to $558,000, or 0.32% of total loans outstanding at June 30, 2004.

        NON-INTEREST INCOME. Our non-interest income is comprised primarily of fees and other service charges on customer accounts, gains on sales of loans and other operating income. Our total non-interest income amounted to $581,000 for the year ended September 30, 2004 compared to $742,000 for the year ended September 30, 2003, a $161,000 or 21.7% decrease. The primary reason for the decrease in non-interest income in the 2004 period compared to the 2003 period was a $155,000 decrease in gain on sale of loans. We sold single-family owner-occupied residential mortgage loans to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program during fiscal 2003. All of such loans consisted of long-term, fixed-rate loans bearing interest rates below the threshold established by our board of directors for retention in portfolio of this type of loan. We did not sell any loans pursuant to this program in the 2004 period. Such decline in non-interest income was exacerbated by a $33,000 or 6.3% decrease in fees and other service charges due to a reduced volume of fee generating transactions, in particular, mortgage loan prepayment fees (as mortgage refinancing activity declined) and late charges. Such declines were offset in part due to a $26,000 increase in other non-interest income which consists of miscellaneous operating income.

        NON-INTEREST EXPENSE. Non-interest expense is comprised primarily of salaries and employee benefits expense, net occupancy and depreciation costs, data processing costs, directors compensation and various other operating expenses. Our total non-interest expense amounted to $7.3 million for the year ended September 30, 2004, a $1.3 million or 21.1% increase from $6.0 million of non-interest expense for the year ended September 30, 2003. The increase was due primarily to an aggregate $1.0 million increase in salary and employee benefits expenses and a $254,000 net litigation expense. The increase in salary and employee benefits expense was primarily due to increased expenses relating to the funding of our defined benefit pension plan. We participate in a multiple employer defined benefit pension plan. The return on the assets in the plan was adversely affected by the continued low interest rate environment which has resulted in the necessity for us to increase our contributions to the pension plan in order to maintain its qualified status. Due to the low rate of return, the defined benefit pension plan during fiscal 2004 experienced a significant increase in its funding deficiency (which it first experienced in fiscal 2003) from approximately $321,000 for the plan year ended June 30, 2003 to approximately $961,000 for the plan year ended June 30, 2004 (the defined benefit plan's year is July 1 to June 30). For fiscal 2004, the expense related to the defined benefit pension plan was $1.1 million as compared to $250,000 for fiscal 2003. Included in such $1.1 million was approximately $572,000 related to required contributions to fund the plan as directed by the plan's administrator as well as an additional $500,000 contribution to reduce our plan's funding deficiency. For fiscal year 2004, the $572,000 of required contributions included $453,000 related to the funding of 75% of the required contribution for the plan year ended June

30, 2004 and the required contribution for the first quarter of the plan year ended June 30, 2005. The total contributions to the defined benefit pension plan for the plan year ended June 30, 2004, did not exceed the maximum allowable amount as determined by the plan's administrator. For fiscal 2003, the expense of $250,000 only related to required contributions; there was no additional contribution made to the plan. The expense related to our profit sharing plan rose at a more modest rate, increasing from $111,000 for fiscal 2003 to $119,000 for fiscal 2004 as the amount of covered compensation increased due to normal salary increases. The litigation expense relates to the previously discussed lawsuit.

        INCOME TAX EXPENSE. Our income tax expense was $1.2 million for fiscal year 2004 and $1.3 million for fiscal year 2003. Our effective tax rate was 33.5% for the year ended September 30, 2004 compared to 34.6% for the year ended September 30, 2003. The slight decrease in the effective tax rate reflected the slightly increased proportion of our income which consisted of tax-advantaged income.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2005, our cash and cash equivalents amounted to $26.8 million. In addition, our available for sale investment securities amounted to an aggregate of $38.6 million at September 30, 2005.

        We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2005, we had certificates of deposit maturing within the next 12 months amounting to $80.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

        In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At September 30, 2005, we had $13.8 million in outstanding FHLB advances and we had $205.6 million in additional FHLB advances available to us.

        We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

IMPACT OF INFLATION AND CHANGING PRICES

        The consolidated financial statements, accompanying notes, and related financial data of Prudential Bancorp presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        HOW WE MANAGE MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending, investment and deposit gathering activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

        The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee, which is comprised of our President and Chief Executive Officer, our Chief Financial Officer and our Chief Lending Officer and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a regular basis. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

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

        However, notwithstanding the foregoing strategies, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to our policy of paying above average interest rates on deposits which has resulted in a greater compression of our spread and margin than we might have otherwise experienced had we reduced the rates paid on deposits to the same degree as our competitors. Likewise, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest. Thus, both of these strategies have increased our interest rate risk.

        GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

        The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 14.4% to 31.1%. The annual prepayment rate for mortgage-backed securities is assumed to range from 8.8% to 30.0%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the Federal Deposit Insurance Corporation. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                                 MORE THAN     MORE THAN     MORE THAN
                                   3 MONTHS      3 MONTHS        1 YEAR       3 YEARS       MORE THAN
                                    OR LESS      TO 1 YEAR     TO 3 YEARS    TO 5 YEARS      5 YEARS     TOTAL AMOUNT
                                -------------  -------------  ------------  ------------  -------------  -------------
                                                                 (Dollars in Thousands)
Interest-earning assets(1):
  Investment securities             $20,580      $ 15,191       $ 23,274     $ 20,485       $ 88,317       $167,847
  Mortgage-backed securities          3,215         6,184          9,037       12,798         35,594         66,828
  Loans receivable(2)                44,642        35,830         49,939       22,555         22,683        175,649
  Other interest-earning
    assets(3)                        22,753            --             --           --             --         22,753
                                    -------      --------      ---------     --------       --------       --------
     Total interest-earning
       Assets                       $91,190      $ 57,205      $  82,250     $ 55,838       $146,594       $433,077
                                    =======      ========      =========     ========       ========       ========
Interest-bearing liabilities:
  Savings accounts                  $   815      $    125      $  52,725     $ 17,575       $ 17,576       $ 88,816
  Checking accounts/money
    market                               --        29,953         53,946        7,998          7,997         99,894
  Certificate accounts               25,638        55,181         51,175       12,323             --        144,317
  FHLB advances                          16            49            136          142         13,480         13,823
  Real estate tax escrow accounts        --            --             --           --          1,114          1,114
     Total interest-bearing
      liabilities                   $26,469      $ 85,308      $ 157,982     $ 38,038       $ 40,167       $347,964
                                    =======      ========      =========     ========       ========       ========

Interest-earning assets
   less interest-bearing
   liabilities                      $64,721      $(28,103)     $(75,732)     $ 17,800       $106,427      $  85,113
                                    =======      ========      =========     ========       ========       ========

Cumulative interest-rate
   sensitivity gap(4)               $64,721      $ 36,618      $(39,114)     $(21,314)      $ 85,113
                                    =======      ========      =========     ========       ========

Cumulative interest-rate
   gap as a percentage of total
   assets at September 30, 2005       14.49%         8.20%         (8.76)%      (4.77)%        19.06%
                                    =======      ========      =========      =======       ========

Cumulative interest-
   earning assets as a
   percentage of cumulative
   interest-bearing
   liabilities at September
   30, 2005                          344.52%       132.76%         85.50%       93.08%        124.46%
                                    =======      ========      =========      =======       ========

---------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2) For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)     Includes FHLB stock.

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

        NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2005 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.


     CHANGE IN                                                    NPV AS % OF PORTFOLIO
   INTEREST RATES             NET PROTFOLIO VALUE                    VALUE OF ASSETS
  IN BASIS POINTS   ---------------------------------------  --------------------------------
    (RATE SHOCK)      AMOUNT      $ CHANGE      % CHANGE         NPV RATIO         CHANGE
 -----------------  ----------  ------------  -------------  ---------------  ---------------
                                             (Dollars in Thousands)
        300bp       $  71,639     $(31,396)      (30.47)%         18.06%         (5.11)%
        200            81,835      (21,200)      (20.58)          19.85          (3.32)
        100            92,686      (10,349)      (10.04)          21.63          (1.54)
     Static           103,035           --           --           23.17             --
       (100)          104,695        1,660         1.61           23.15          (0.02)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Prudential Bancorp, Inc. of Pennsylvania and subsidiary
Philadelphia, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania and subsidiary (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. of Pennsylvania and subsidiary as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 28, 2005


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------------------------------------

                                                                                               SEPTEMBER 30,
                                                                                      --------------------------------
                                                                                         2005                  2004
                                                                                      -------------      -------------
ASSETS

Cash and amounts due from depository institutions                                     $   5,874,475      $   4,627,592
Interest-bearing deposits                                                                20,940,542          5,433,169
                                                                                      -------------      -------------

           Total cash and cash equivalents                                               26,815,017         10,060,761

Investment securities held to maturity (estimated fair value--
  September 30, 2005, $128,046,676; September 30, 2004, $114,491,562)                   129,839,512        114,806,161
Investment securities available for sale (amortized cost--
  September 30, 2005, $38,007,143; September 30, 2004, $39,007,038)                      38,584,474         40,286,790
Mortgage-backed securities held to maturity (estimated fair value--
  September 30, 2005, $67,123,458; September 30, 2004, $82,074,306)                      66,827,615         80,931,942
Loans receivable--net of allowance for loan losses (September 30, 2005, $557,956;
  September 30, 2004, $557,956)                                                         175,090,988        151,564,693
Accrued interest receivable:
  Loans receivable                                                                          925,618            770,610
  Mortgage-backed securities                                                                290,650            357,011
  Investment securities                                                                   1,583,442          1,520,046
Real estate owned                                                                           360,284            547,784
Federal Home Loan Bank stock--at cost                                                     1,811,500          2,074,000
Office properties and equipment--net                                                      1,746,599          1,879,367
Prepaid expenses and other assets                                                         2,658,636          1,839,059
Deferred income taxes, net                                                                   57,628                 --
                                                                                      -------------      -------------

TOTAL ASSETS                                                                          $ 446,591,963      $ 406,638,224
                                                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                              $   3,440,681      $   2,231,839
     Interest-bearing                                                                   333,027,159        346,926,671
                                                                                      -------------      -------------
           Total deposits                                                               336,467,840        349,158,510
  Advances from Federal Home Loan Bank                                                   13,823,411         13,862,127
  Accrued interest payable                                                                1,924,883          1,851,239
  Advances from borrowers for taxes and insurance                                         1,113,835          1,030,168
  Accounts payable and accrued expenses                                                   1,936,798          1,601,646
  Accrued dividend payable                                                                  499,898                 --
  Deferred income taxes, net                                                                     --             35,997
                                                                                      -------------      -------------

           Total liabilities                                                            355,766,665        367,539,687
                                                                                      -------------      -------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01par value, 10,000,000 shares authorized; none issued                      --                 --
  Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750;
     outstanding - 12,497,450 at September 30, 2005; 0 at September 30, 2004                125,638                 --
  Additional paid-in capital                                                             54,733,760                 --
  Unearned ESOP shares                                                                   (4,349,611)                --
  Treasury stock, at cost: 66,300 shares  at September 30, 2005;
     0 shares at September 30, 2004                                                        (654,415)                --
  Retained earnings                                                                      40,594,661         38,266,698
  Accumulated other comprehensive income                                                    375,265            831,839
                                                                                      -------------      -------------

           Total stockholders' equity                                                    90,825,298         39,098,537
                                                                                      -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 446,591,963      $ 406,638,224
                                                                                      =============      =============

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------

                                                         YEARS ENDED SEPTEMBER 30,
                                             -----------------------------------------------
                                                 2005             2004              2003
                                             ------------      ------------     ------------
INTEREST INCOME:
  Interest and fees on loans                 $  9,884,634      $  8,583,749     $ 10,389,073
  Interest on mortgage-backed securities        3,782,535         4,474,936        4,213,971
  Interest and dividends on investments         7,410,044         6,454,327        4,210,177
                                             ------------      ------------     ------------

          Total interest income                21,077,213        19,513,012       18,813,221
                                             ------------      ------------     ------------

INTEREST EXPENSE:
  Interest on deposits                          8,522,472         8,204,756        8,892,560
  Interest on borrowings                          774,677           797,208          814,959
                                             ------------      ------------     ------------

          Total interest expense                9,297,149         9,001,964        9,707,519
                                             ------------      ------------     ------------

NET INTEREST INCOME                            11,780,064        10,511,048        9,105,702

PROVISION FOR LOAN LOSSES                            --              50,000          180,000
                                             ------------      ------------     ------------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                              11,780,064        10,461,048        8,925,702
                                             ------------      ------------     ------------

NON-INTEREST INCOME:
  Fees and other service charges                  470,386           487,612          520,208
  Gain on sale of loans                              --                --            154,569
  Other                                            97,034            93,385           67,092
                                             ------------      ------------     ------------

          Total non-interest income               567,420           580,997          741,869
                                             ------------      ------------     ------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                4,060,405         4,296,623        3,253,767
  Data processing                                 476,708           423,513          438,073
  Professional services                           353,514           160,210          198,971
  Office occupancy                                305,853           305,025          258,644
  Depreciation                                    261,055           270,462          214,572
  Payroll taxes                                   235,777           221,103          208,073
  Director compensation                           257,398           180,552          195,643
  Litigation expense                              120,000           254,013             --
  Other                                           998,768         1,211,130        1,278,951
                                             ------------      ------------     ------------

           Total non-interest expenses          7,069,478         7,322,631        6,046,694
                                             ------------      ------------     ------------

INCOME BEFORE INCOME TAXES                      5,278,006         3,719,414        3,620,877
                                             ------------      ------------     ------------

INCOME TAXES:
  Current                                       1,734,209           957,224        1,252,984
  Deferred                                        152,222           289,227             --
                                             ------------      ------------     ------------

          Total                                 1,886,431         1,246,451        1,252,984
                                             ------------      ------------     ------------

NET INCOME                                   $  3,391,575      $  2,472,963     $  2,367,893
                                             ============      ============     ============


BASIC EARNINGS PER SHARE             (1)     $       0.15               (2)              (2)

DILUTED EARNINGS PER SHARE           (1)     $       0.15               (2)              (2)

-------------------------------------------------------------------------------------------
(1) Due to timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share information is for the period March 30, 2005 through September 30, 2005.

(2) No shares of common stock were outstanding for the 2004 and 2003 periods.

See notes to consolidated financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

                                                              Additional       Unearned
                                               Common          Paid-In          ESOP         Treasury         Retained
                                               Stock           Capital         Shares          Stock          Earnings
                                            ------------    ------------    ------------    ------------    ------------
BALANCE, OCTOBER 1, 2002                    $       --      $       --      $       --      $       --      $ 33,425,842

   Comprehensive income:

      Net income                                                                                               2,367,893


      Net unrealized holding loss on
        available for sale securities
        arising during the period, net
        of income tax benefit of $108,860

      Comprehensive income
                                            ------------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2003                         --              --              --              --        35,793,735

   Comprehensive income:

      Net income                                                                                               2,472,963

      Net unrealized holding gain on
        available for sale securities
        arising during the period, net
        of income tax expense of $41,712


      Comprehensive income
                                            ------------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2004                         --              --              --              --        38,266,698

   Comprehensive income:

      Net income                                                                                               3,391,575

      Net unrealized holding loss on
        available for sale securities
        arising during the period, net
        of income tax benefit of $245,847

      Comprehensive income

   Capitalization of mutual
      holding company                                                                                           (100,000)

  Cash dividends                                                                                                (963,612)

   Issuance of common stock                      125,638      54,724,693

   Treasury stock purchased                                                                    (654,415)

   Purchase of ESOP shares                                                       (4,461,166)

   ESOP shares committed to
       be released                                                 9,067         111,555
                                            ------------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2005                 $    125,638    $ 54,733,760    $ (4,349,611)   $   (654,415)   $ 40,594,661
                                            ============    ============    ============    ============    ============

[remainder of table]
                                            Accumulated
                                              Other         Total
                                           Comprehensive  Stockholders'   Comprehensive
                                           Income (Loss)    Equity          Income
                                           ------------   ------------    ------------

BALANCE, OCTOBER 1, 2002                    $    956,544   $ 34,382,386    $       --

   Comprehensive income:

      Net income                                              2,367,893       2,367,893

      Net unrealized holding loss on
        available for sale securities
        arising during the period, net
        of income tax benefit of $108,860       (202,171)      (202,171)       (202,171)
                                                                           -------------

      Comprehensive income                                                 $  2,165,722
                                            ------------   ------------    ============

BALANCE, SEPTEMBER 30, 2003                      754,373     36,548,108

   Comprehensive income:

      Net income                                              2,472,963       2,472,963

      Net unrealized holding gain on
        available for sale securities
        arising during the period, net
        of income tax expense of $41,712          77,466         77,466          77,466
                                                                           -------------

      Comprehensive income                                                 $  2,550,429
                                            ------------   ------------    ============

BALANCE, SEPTEMBER 30, 2004                      831,839     39,098,537

   Comprehensive income:

      Net income                                              3,391,575       3,391,575

      Net unrealized holding loss on
        available for sale securities
        arising during the period, net
        of income tax benefit of $245,847       (456,574)      (456,574)       (456,574)
                                                                           -------------

      Comprehensive income                                                 $  2,935,001
                                                                           ============

   Capitalization of mutual
      holding company                                          (100,000)

  Cash dividends                                               (963,612)

   Issuance of common stock                                  54,850,331

   Treasury stock purchased                                    (654,415)

   Purchase of ESOP shares                                    (4,461,166)

   ESOP shares committed to
       be released                                              120,622
                                            ------------   ------------
BALANCE, SEPTEMBER 30, 2005                 $    375,265   $ 90,825,298
                                            ============   ============

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                    -----------------------------------------------
                                                                         2005             2004           2003
                                                                    -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                        $   3,391,575    $   2,472,963    $   2,367,893
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                  --           50,000          180,000
    Depreciation                                                          261,055          270,462          214,572
    Net gain on sale of real estate owned                                      --               --          (19,306)
    Net gain on sale of investment securities available for sale               --               --             (140)
    Net loss on disposal of equipment                                          --               --            6,042
    Net accretion of premiums/discounts                                   (66,255)         (44,216)         (23,720)
    Loans originated and held for sale                                         --               --       (8,627,237)
    Proceeds from sale of loans                                                --               --        8,781,806
    Net gain on sale of loans                                                  --               --         (154,569)
    Amortization of deferred loan fees                                   (254,111)        (253,048)        (317,194)
    Amortization of ESOP                                                  120,622             --                 --
    Deferred income tax expense                                           152,222          289,227               --
    Changes in assets and liabilities which (used) provided cash:
      Accounts payable and accrued expenses                               335,152          (35,061)         333,564
      Accrued interest payable                                             73,644         (105,467)         322,903
      Prepaid expenses and other assets                                  (801,484)        (152,871)        (325,495)
      Accrued interest receivable                                        (152,043)        (247,972)        (414,670)
                                                                    -------------    -------------    -------------
           Net cash provided by operating activities                    3,060,377        2,244,017        2,324,449
                                                                    -------------    -------------    -------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                  (46,265,260)     (45,977,394)    (102,991,029)
  Purchase of investment securities available for sale                         --       (2,000,000)     (20,546,899)
  Purchase of mortgage-backed securities held to maturity              (4,481,237)     (21,770,915)     (56,722,676)
  Principal collected on loans                                         53,454,853       54,901,705       96,583,307
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                  18,615,442       23,422,075       40,307,428
  Loans originated or acquired                                        (76,727,037)     (68,259,000)     (53,069,964)
  Proceeds from calls of investment securities held to maturity        31,268,182       30,180,410       28,000,000
  Proceeds from call/maturity or sale of investment securities
     available for sale                                                 1,000,000        5,005,837       13,324,887
  Purchase of Federal Home Loan Bank stock                               (183,900)        (100,500)        (465,700)
  Proceeds from redemption of Federal Home Loan Bank stock                446,400          245,100          462,600
  Proceeds from sale of real estate owned                                 187,500               --           81,716
  Purchases of equipment                                                 (128,287)        (305,152)        (440,580)
                                                                    -------------    -------------    -------------
           Net cash used in investing activities                      (22,813,344)     (24,657,834)     (55,476,910)
                                                                    -------------    -------------    -------------
FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
     and savings accounts                                              (6,058,057)      13,812,596       23,336,184
  Net (decrease) increase in certificates of deposit                   (6,632,614)      (5,430,754)      25,128,060
  Repayment of advances from Federal Home Loan Bank                       (38,716)         (37,796)         (36,894)
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                                    83,667           22,809         (254,533)
  Proceeds from the issuance of stock                                  54,850,331               --               --
  Capitalization of mutual holding company                               (100,000)              --               --
  Cash dividend paid                                                     (481,806)              --               --
  Purchase stock for ESOP                                              (4,461,166)              --               --
  Purchase of treasury stock                                             (654,415)              --               --
                                                                    -------------    -------------    -------------
           Net cash provided by financing activities                   36,507,224        8,366,855       48,172,817
                                                                    -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    16,754,257      (14,046,962)      (4,979,644)

CASH AND CASH EQUIVALENTS--Beginning of year                           10,060,761       24,107,723       29,087,367
                                                                    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS--End of year                              $  26,815,018    $  10,060,761    $  24,107,723
                                                                    =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                 $   9,223,505    $   9,107,431    $   9,384,616
                                                                    =============    =============    =============

  Income taxes paid                                                 $   1,680,711    $   1,010,000    $   1,186,986
                                                                    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
  Real estate acquired in settlement of loans                       $        --      $        --      $     644,772
                                                                    =============    =============    =============

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank with six full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements prior to the reorganization were the financial statements of the Bank. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans.

      Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 55.3% (6,910,062 shares) of the Company's outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

      Prior to the reorganization described above, the Board of Directors approved a plan of charter conversion in May 2004 pursuant to which the Bank would convert its charter from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. Such conversion was subject to receipt of both member and regulatory approval. The members of the Bank approved the plan of conversion at a special meeting held on July 20, 2004 and the Pennsylvania Department of Banking approved the Bank's application to convert its charter on July 21, 2004. The conversion to a Pennsylvania-chartered mutual savings bank was completed on August 20, 2004. As a result of the charter conversion, the Bank's primary federal banking regulator changed from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation. The Pennsylvania Department of Banking remains as the Bank's state banking regulator.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits (maturing within 90 days).

      INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES--The Bank classifies and accounts for debt and equity securities as follows:

      HELD TO MATURITY--Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

      AVAILABLE FOR SALE--Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published and brokers' quotes as of the close of business at the period-ends presented. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders' equity until realized. Realized gains or losses on the sale of investment securities are reported in earnings as of trade date and determined using the adjusted cost of the specific security sold.

      LOANS RECEIVABLE--Mortgage loans consist of loans secured primarily by first liens on 1-4 family residential properties and are stated at their unpaid principal balances net of unamortized net fees/costs. Other loans consist of residential construction loans, consumer loans, commercial real estate loans, commercial business loans, and loans secured by savings accounts which are likewise stated at their unpaid principal balances net of unamortized net fees/costs. Generally, the intent of management is to hold loans originated and purchased to maturity. The Bank defers all loan fees, net of certain direct loan origination costs. The balance is accreted into interest income as a yield adjustment over the life of the loan using the interest method.

      ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

      The allowance consists of specific, general and unallocated components. The specific components relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

      A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Impairment losses are included in the provision for loan losses.

      MORTGAGE SERVICING RIGHTS--The Bank originates mortgage loans held for investment and held for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or the value of forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at September 30, 2005 and 2004.

      The Bank assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2005 and 2004, mortgage servicing rights of $35,230 and $42,737, respectively, were included in other assets. No valuation allowance was deemed necessary at the periods presented.

      Amortization of the servicing asset totaled $7,508, $8,979 and $5,963 for the years ended September 2005, 2004 and 2003, respectively.

      UNAMORTIZED PREMIUMS AND DISCOUNTS--Unamortized premiums and discounts on loans receivable, mortgage-backed securities, and investment securities are amortized over the estimated average lives of the loans, certificates or securities purchased using a method which approximates the interest method.

      REAL ESTATE OWNED--Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of book value or the estimated fair value at the date of acquisition, less estimated selling costs, establishing a new cost basis. Revenues and expenses from operations are included in other expense. Additions to the valuation allowance are included in other expense. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense. After foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value minus estimated costs to sell.

      FHLB STOCK - FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment.

      OFFICE PROPERTIES AND EQUIPMENT--Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized and depreciated over their useful lives.

      CASH SURRENDER VALUE OF LIFE INSURANCE--The Bank funds the premiums for insurance policies on the lives of certain directors of the Bank. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the statements of financial condition and included in other assets.

      DIVIDEND PAYABLE - On September 21, 2005, the Company's Board of Directors declared a quarterly cash dividend of $.04 per share on the common stock of the Company payable on October 31, 2005 to the shareholders of record at the close of business on October 15, 2005. The Company had 12,497,450 shares outstanding at the time of the dividend declaration resulting in a payable of $499,898 at September 30, 2005. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

      EMPLOYEE STOCK OWNERSHIP PLAN - In year fiscal 2005, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock on the open market for approximately $4.5 million. The Bank accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital.

      TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the year ended September 30, 2005, the Company repurchased 66,300 shares of its outstanding common stock pursuant to the Company's stock repurchase program. The average price per share was $9.87. The repurchased shares are available for general corporate purposes.

      COMPREHENSIVE INCOME--The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. Comprehensive income totaled $2,935,001, $2,550,429 and $2,165,722 for the years ended September 30, 2005, 2004 and
      2003, respectively.

      LOAN ORIGINATION AND COMMITMENT FEES--The Bank defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

      INTEREST ON LOANS--The Bank recognizes interest on loans on the accrual basis. Income recognition is generally discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

      INCOME TAXES--Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of October 1, 2000. Currently, the Company has no instruments with embedded derivatives. The Company currently does not employ hedging activities that require designation as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation.

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES--The Company accounts for transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.

      RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 continue to be effective for the Company's consolidated financial statements for the year ended September 30, 2005.

      On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

      In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. As a result of a delaying order issued by the SEC in April 2005, the provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for its fiscal year periods beginning on October 1, 2005. The Company did not issue and does not have outstanding any stock-based compensation as of September 30, 2005, other than the ESOP which is a tax-qualified plan and is not subject to the Statement.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

      RECLASSIFICATIONS--Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation. Such reclassifications had no impact on reported net income.

3.    EARNINGS PER SHARE

      Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of September 30, 2005 and for the year then ended, the Company did not issue and does not have outstanding any CSEs. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share is shown for the period March 30, 2005 through September 30, 2005. For the 2004and 2003 periods, there were no shares of common stock outstanding.

      The calculated basic and diluted earnings per share are as follows:

                                                           FOR THE PERIOD MARCH 30, 2005 TO
                                                                   SEPTEMBER 30, 2005
                                                           ---------------------------------
                                                               BASIC               DILUTED
                                                           -----------           -----------

     Net income                                            $ 1,800,242           $ 1,800,242

     Weighted average shares outstanding used in
         basic earnings per share computation               12,076,315            12,076,315
     Effect of CSEs                                               --                    --
                                                           -----------           -----------
     Adjusted weighted average shares used in
         diluted earnings per share computation             12,076,315            12,076,315
                                                           -----------           -----------

     Earnings per share - basic and diluted                $      0.15           $      0.15
                                                           ===========           ===========

4.    INVESTMENT SECURITIES

      The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                             SEPTEMBER 30, 2005
                                                        ----------------------------------------------------------------
                                                                             GROSS            GROSS           ESTIMATED
                                                          AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                                            COST             GAINS           LOSSES             VALUE
                                                        ------------     ------------     ------------      ------------
     Securities Held to Maturity:
       Debt securities - U.S. Treasury securities
        and securities of U.S. Government agencies      $126,955,087     $      8,640     $ (1,764,472)     $125,199,255
       Debt securities - Municipal bonds                   2,884,425            6,889          (43,893)        2,847,421
                                                        ------------     ------------     ------------      ------------

                Total securities held to maturity       $129,839,512     $     15,529     $ (1,808,365)     $128,046,676
                                                        ============     ============     ============      ============

     Securities Available for Sale:
       Debt securities - U.S. Treasury securities
         and securities of U.S. Government agencies     $  2,998,697     $       --       $    (34,946)     $  2,963,751
       FNMA stock                                                 84            5,294             --               5,378
       Mutual fund                                        34,982,453             --           (859,797)       34,122,656
       FHLMC preferred stock                                  25,909        1,466,780             --           1,492,689
                                                        ------------     ------------     ------------      ------------

                Total securities available for sale     $ 38,007,143     $  1,472,074     $   (894,743)     $ 38,584,474
                                                        ============     ============     ============      ============


                                                                             SEPTEMBER 30, 2004
                                                        ----------------------------------------------------------------
                                                                             GROSS            GROSS           ESTIMATED
                                                          AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                                            COST             GAINS           LOSSES             VALUE
                                                        ------------     ------------     ------------      ------------
     Securities Held to Maturity:
       Debt securities - U.S. Treasury securities
        and securities of U.S. Government agencies      $112,396,812     $    512,890     $   (797,780)     $112,111,922
       Debt securities - Municipal bonds                   2,409,349           12,830          (42,539)        2,379,640
                                                        ------------     ------------     ------------      ------------

                Total securities held to maturity       $114,806,161     $    525,720     $   (840,319)     $114,491,562
                                                        ============     ============     ============      ============

     Securities Available for Sale:
       Debt securities - U.S. Treasury securities
         and securities of U.S. Government agencies     $  3,998,592     $     11,418     $       --        $  4,010,010
       FNMA stock                                                 84            7,524             --               7,608
       Mutual fund                                        34,982,453             --           (438,096)       34,544,357
       FHLMC preferred stock                                  25,909        1,698,906             --           1,724,815
                                                        ------------     ------------     ------------      ------------

                Total securities available for sale     $ 39,007,038     $  1,717,848     $   (438,096)     $ 40,286,790
                                                        ============     ============     ============      ============

      There were no sales of securities during the year ended September 30, 2005. During the year ended September 30, 2004, the Bank sold $5,837 of available for sale securities, which yielded no gain or loss. During the year ended September 30, 2003, the Bank sold $49,747 of available for sale securities, resulting in a realized gain of $140.

      The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005:

                                                                LESS THAN 12 MONTHS                 MORE THAN 12 MONTHS
                                                           -----------------------------     -----------------------------
                                                               GROSS          ESTIMATED          GROSS          ESTIMATED
                                                            UNREALIZED           FAIR          UNREALIZED         FAIR
                                                              LOSSES            VALUE            LOSSES          VALUE
                                                           ------------     ------------     ------------     ------------
     Securities held to maturity:
        Mortgage-backed securities                         $    197,807     $ 21,001,912     $    298,165     $  7,012,162
        U.S. Treasury and Government agencies                   584,260       78,824,578        1,180,212       42,368,882
        Municipal bonds                                           4,750          470,250           39,143        1,125,283
                                                           ------------     ------------     ------------     ------------

                Total securities held to maturity               786,817      100,296,740        1,517,520       50,506,327
                                                           ------------     ------------     ------------     ------------

     Securities available for sale:
        U.S. Treasury and Government agencies                    34,946        2,963,750               --               --
        Mutual fund                                                  --               --          859,797       34,122,656
                                                           ------------     ------------     ------------     ------------

                Total securities available for sale              34,946        2,963,750          859,797       34,122,656
                                                           ------------     ------------     ------------     ------------

     Total                                                 $    821,763     $103,260,490     $  2,377,317     $ 84,628,983
                                                           ============     ============     ============     ============

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security's market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security's unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

      At September 30, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 54 securities having an aggregate depreciation of 2.7% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 94 securities having an aggregate depreciation of 0.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low-risk securities from U.S. government agencies or government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature. The Company also has a significant investment in a mutual fund that invests in short-term adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the ability to hold the mutual fund until the fair value increases. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

      The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 SEPTEMBER 30, 2005
                                          ---------------------------------------------------------------
                                               HELD TO MATURITY                    AVAILABLE FOR SALE
                                          -----------------------------     -----------------------------
                                                            ESTIMATED                         ESTIMATED
                                            AMORTIZED         FAIR           AMORTIZED           FAIR
                                              COST           VALUE             COST             VALUE
                                          ------------     ------------     ------------     ------------
     Due within one year                  $  4,000,000     $  3,976,875     $       --       $       --
     Due after one through five years       40,568,573       40,172,591             --               --
     Due after five through ten years       41,342,845       40,907,632        1,000,000          988,125
     Due after ten years                    43,928,094       42,989,578        1,998,696        1,975,625
                                          ------------     ------------     ------------     ------------

     Total                                $129,839,512     $128,046,676     $  2,998,696     $  2,963,750
                                          ============     ============     ============     ============

                                                                 SEPTEMBER 30, 2004
                                          ---------------------------------------------------------------
                                               HELD TO MATURITY                    AVAILABLE FOR SALE
                                          -----------------------------     -----------------------------
                                                            ESTIMATED                         ESTIMATED
                                            AMORTIZED         FAIR           AMORTIZED           FAIR
                                              COST           VALUE             COST             VALUE
                                          ------------     ------------     ------------     ------------
     Due after one through five years     $  5,991,842     $  5,971,560     $       --       $       --
     Due after five through ten years       42,578,514       42,497,079        1,000,000        1,003,130
     Due after ten years                    66,235,805       66,022,923        2,998,592        3,006,880
                                          ------------     ------------     ------------     ------------

     Total                                $114,806,161     $114,491,562     $  3,998,592     $  4,010,010
                                          ============     ============     ============     ============

5.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities held to maturity are summarized as follows:

                                                            SEPTEMBER 30, 2005
                                         ------------------------------------------------------
                                                          GROSS           GROSS      ESTIMATED
                                          AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                            COST          GAINS          LOSSES        VALUE
                                         -----------   -----------   -----------    -----------
     GNMA pass-through certificates      $62,448,606   $   775,040   $  (445,674)   $62,777,972
     FNMA pass-through certificates        1,837,531         4,618       (32,129)     1,810,020
     FHLMC pass-through certificates       2,541,478        12,158       (18,169)     2,535,467
                                         -----------   -----------   -----------    -----------

     Total                               $66,827,615   $   791,816   $  (495,972)   $67,123,459
                                         ===========   ===========   ===========    ===========


                                                           SEPTEMBER 30, 2004
                                         ------------------------------------------------------
                                                          GROSS           GROSS      ESTIMATED
                                          AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                            COST          GAINS          LOSSES        VALUE
                                         -----------   -----------   -----------    -----------
     GNMA pass-through certificates      $79,626,339   $ 1,431,834   $  (316,198)   $80,741,975
     FNMA pass-through certificates          487,864        12,172          (594)       499,442
     FHLMC pass-through certificates         817,739        25,636       (10,486)       832,889
                                         -----------   -----------   -----------    -----------

     Total                               $80,931,942   $ 1,469,642   $  (327,278)   $82,074,306
                                         ===========   ===========   ===========    ===========


        See Note 4 for information regarding the Company's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at September 30, 2005.

6.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                       2005             2004
                                                  -------------   -------------
     One-to-four family residential               $ 135,393,637   $ 124,085,179
     Multi-family residential                         2,541,328       3,181,115
     Commercial real estate                           9,874,562       5,608,024
     Construction and land development               52,093,242      39,216,733
     Commercial business                                188,429         145,000
     Consumer                                         1,346,470       1,205,509
                                                  -------------   -------------

           Total loans                              201,437,668     173,441,560

     Less:
       Undisbursed portion of loans-in-process      (25,823,681)    (21,337,992)
       Deferred loan fees                                34,957          19,081
       Allowance for loan losses                       (557,956)       (557,956)
                                                  -------------   -------------

     Net                                          $ 175,090,988   $ 151,564,693
                                                  =============   =============


      The Bank originates loans to customers in its local market area. The ultimate repayment of these loans is dependent, to a certain degree, on the local economy and real estate market.

      The Bank originates or purchases both adjustable and fixed interest rate loans. At September 30, 2005 and 2004, the Bank had $52,179,447 and $45,386,996 of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

      Certain officers of the Bank have loans with the Bank. Such loans were made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

                                          YEAR ENDED SEPTEMBER 30,
                                    -----------------------------------
                                      2005         2004         2003
                                    ---------    ---------    ---------

     Balance--beginning of year     $ 561,363    $ 536,807    $ 455,059
        Additions                          --       42,560      548,917
        Repayments                    (18,316)     (18,004)    (467,169)
                                    ---------    ---------    ---------

     Balance--end of year           $ 543,047    $ 561,363    $ 536,807
                                    =========    =========    =========

      The following schedule summarizes the changes in the allowance for loan losses:

                                            YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------
                                       2005          2004          2003
                                     ---------     ---------    ---------

      Balance, beginning of year     $ 557,956     $ 553,422    $ 620,852
      Provision for loan losses             --        50,000      180,000
      Charge-offs                           --       (78,000)    (272,652)
      Recoveries                            --        32,534       25,222
                                     ---------     ---------    ---------

      Balance, end of year           $ 557,956     $ 557,956    $ 553,422
                                     =========     =========    =========


      A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. The Bank had no loans determined to be impaired at September 30, 2005.

      The following table summarizes impaired loan information:

                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                    2005           2004
                                                               -------------  -------------
     Total recorded investment in impaired loans
       with allowance for loan losses                            $       --     $       --
                                                                 ==========     ==========

     Total allowance related to impaired loans                   $       --     $       --
                                                                 ==========     ==========

     Average investment in impaired loans                        $       --     $   41,143
                                                                 ==========     ==========

     Interest income recognized on impaired loans                $       --     $       --
                                                                 ==========     ==========

     Cash basis interest income recognized on impaired loans     $       --     $       --
                                                                 ==========     ==========


      Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

      Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at September 30, 2005 and 2004, amounted to approximately $239,136 and $478,662, respectively.

7.    OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment are summarized by major classifications as follows:

                                                       SEPTEMBER 30,
                                                ----------------------------
                                                   2005             2004
                                                -----------      -----------

     Land                                       $   246,594      $   246,594
     Buildings and improvements                   2,051,909        2,051,909
     Furniture and equipment                      2,286,487        2,190,200
     Automobiles                                     72,062           72,931
                                                -----------      -----------

               Total                              4,657,052        4,561,634
     Accumulated depreciation                    (2,910,453)      (2,682,267)
                                                -----------      -----------

     Total office properties and equipment,
          net of accumulated depreciation       $ 1,746,599      $ 1,879,367
                                                ===========      ===========


      For the years ended September 30, 2005, 2004 and 2003, depreciation expense amounted to $261,055, $270,462, and $214,572, respectively.

8.    DEPOSITS

      Deposits consist of the following major classifications:

                                                                           SEPTEMBER 30,
                                                       ----------------------------------------------------
                                                              2005                        2004
                                                       ------------------------    -----------------------

                                                          AMOUNT        PERCENT        AMOUNT       PERCENT
                                                       ------------     -------     ------------    -------
     Money market deposit accounts                     $ 59,906,583       17.8 %   $ 49,161,438       14.1 %
     NOW accounts                                        44,535,148       13.2       54,179,814       15.5
     Passbook, club and statement savings                87,709,111       26.1       94,867,646       27.2
     Certificates maturing in six months or less         44,709,277       13.3       65,065,162       18.6
     Certificates maturing over six months or more       99,607,721       29.6       85,884,450       24.6
                                                       ------------     ------     ------------     ------

       Total                                           $336,467,840      100.0 %   $349,158,510      100.0 %
                                                       ============     ======     ============     ======

      At September 30, 2005 and 2004, the weighted average cost of deposits was 2.7% and 2.3%, respectively.

      The amount of scheduled maturities of certificate accounts was as follows:

                                                          SEPTEMBER 30, 2005
                                                          ------------------

      One year or less                                       $ 80,817,897
      One through two years                                    28,285,621
      Two through three years                                  22,889,856
      Three through four years                                  5,029,880
      Four through five years                                   7,293,744
                                                             ------------

      Total                                                  $144,316,998
                                                             ============

      The weighted average rate paid on certificates at September 30, 2005 and 2004, was 3.5% and 2.9%, respectively. Certificates of deposit greater than $100,000 at each of such dates were approximately $32,490,000 and $33,197,000, respectively.

      Interest expense on deposits was comprised of the following:

                                                       YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------
                                                    2005        2004        2003
                                                 ----------  ----------  ----------

      NOW and money market deposits accounts     $2,272,596  $1,865,247  $1,459,067
      Passbook, club and statement
        savings accounts                          1,728,980   1,654,235   2,691,110
      Certificate accounts                        4,520,896   4,685,274   4,742,383
                                                 ----------  ----------  ----------

      Total                                      $8,522,472  $8,204,756  $8,892,560
                                                 ==========  ==========  ==========

9.    ADVANCES FROM FEDERAL HOME LOAN BANK

      Advances from Federal Home Loan Bank totaled $13,823,411 and $13,862,127 at September 30, 2005 and 2004, respectively.

      The following is a schedule of six advances made under the low-income housing program in which the Bank is a participant. Three of the advances are at an interest rate of 3.0%, one advance is at an interest rate of 2.0% and two advances are non-interest bearing. Repayment of the advances is as follows:

                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           2005         2004
                                                         --------     --------


      1 to 12 months                                     $ 39,661     $ 38,715
      13 to 24 months                                      40,630       39,661
      25 to 36 months                                      41,625       40,630
      Thereafter                                          701,495      743,121
                                                         --------     --------

      Total                                              $823,411     $862,127
                                                         ========     ========

      Long-term advances from Federal Home Loan Bank at September 30, 2005 and 2004, consist of the following:

                                                        FIXED
                                                       INTEREST
      DUE                                                RATE          AMOUNT
                                                    -------------  -------------

      July 2010                                          5.98 %    $   2,000,000
      August 2010                                        5.93 %        3,000,000
      September 2010                                     5.69 %        8,000,000
                                                                   -------------

                                                                   $  13,000,000
                                                                   =============

      The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans.

10.   INCOME TAXES

      The Company's income tax provision consists of the following:

                                                YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                          2005           2004           2003
                                       ------------  ------------  ------------

      Current:
         Federal                        $1,568,607    $  911,346    $1,007,751
         State                             165,602        45,878       245,233
                                        ----------    ----------    ----------
                Total current taxes      1,734,209       957,224     1,252,984

      Deferred income tax expense          152,222       289,227            --
                                        ----------    ----------    ----------
      Total income tax provision        $1,886,431    $1,246,451    $1,252,984
                                        ==========    ==========    ==========

      Items that gave rise to significant portions of deferred income taxes are as follows:

                                                                   SEPTEMBER 30,
                                                           ------------------------
                                                               2005         2004
                                                            ---------     ---------
     Deferred tax assets:
       Deposit premium                                      $ 362,998     $ 411,941
       Allowance for loan losses                              255,030       258,872
       Other                                                   41,092        44,399
                                                            ---------     ---------

       Total                                                  659,120       715,212
                                                            ---------     ---------

     Deferred tax liabilities:
       Unrealized gain on available for sale securities       202,066       447,913
       Property                                               363,009       284,760
       Mortgage servicing                                      11,978        14,531
       Deferred loan fees                                      10,466         4,005
       Employee stock ownership plan                           13,973            --
                                                            ---------     ---------

       Total                                                  601,492       751,209
                                                            ---------     ---------

     Net deferred tax asset (liability)                     $  57,628     $ (35,997)
                                                            =========     =========

      The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

                                                                              YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------------------------
                                                       2005                         2004                        2003
                                             --------------------------   --------------------------  --------------------------
                                                             PERCENTAGE                  PERCENTAGE                 PERCENTAGE
                                                              OF PRETAX                   OF PRETAX                  OF PRETAX
                                                AMOUNT         INCOME        AMOUNT        INCOME        AMOUNT       INCOME
                                             ------------   -----------   ------------   -----------  ------------   -----------
     Tax at statutory rate                    $ 1,794,522       34.0 %    $ 1,249,002        34.0 %   $ 1,231,098       34.0 %
     Adjustments resulting from:
       State tax, net of federal tax effect       109,297        2.1           30,279         0.8         117,738        3.3
       Other                                      (17,388)      (0.3)         (32,830)       (0.9)        (95,852)      (2.7)
                                              -----------     ------      -----------      ------     -----------      -----

     Income tax expense per
       statements of income                   $ 1,886,431       35.7 %    $ 1,246,451        33.5 %   $ 1,252,984       34.6 %
                                              ===========     ======      ===========      ======     ===========      =====

      As of October 1, 1997, the Bank changed its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets of less than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Bank's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years' net charge-offs divided by the sum of the previous six years' total outstanding loans at year-end.

      A thrift institution required to change its method of computing reserves for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is being taken into account ratably over a six-taxable-year period. The timing of this recapture was delayed for a one-year period since certain residential loan requirements were met. For financial reporting purposes, the Bank has not incurred any additional tax expense. Retained earnings at September 30, 2005 and 2004 includes approximately $6,575,000, representing bad debt deductions for which no deferred income taxes have been provided.

11.   REGULATORY CAPITAL REQUIREMENTS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2005 and 2004, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

      As of September 30, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, Tier 1 risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Company's and the Bank's actual capital amounts and ratios are also presented in the following table:

                                                                                                          TO BE
                                                                                                     WELL CAPITALIZED
                                                                                                       UNDER PROMPT
                                                                            REQUIRED FOR CAPITAL     CORRECTIVE ACTION
                                                            ACTUAL            ADEQUACY PURPOSES          PROVISIONS
                                                    ---------------------   ---------------------   ---------------------
                                                      AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT     RATIO
                                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS)        (IN THOUSANDS)          (IN THOUSANDS)
     September 30, 2005:
       Tier 1 capital (to average assets)
          Company                                    $90,450       20.98 %   $17,247        4.0 %        N/A       N/A
           Bank                                       64,681       14.55      17,783        4.0      $22,229       6.0 %
       Tier 1 capital (to risk weighted assets)
          Company                                     90,450       48.54       7,454        4.0          N/A       N/A
           Bank                                       64,681       34.71       7,454        4.0       11,181       6.0
       Total capital (to risk weighted assets)
          Company                                     91,284       48.98      14,908        8.0          N/A       N/A
           Bank                                       65,515       35.16      14,908        8.0       18,635      10.0

     September 30, 2004:
       Tier 1 capital (to average assets)
           Bank                                      $38,267        9.39 %   $16,308        4.0 %    $20,385       5.0 %
       Tier 1 capital (to risk weighted assets)
           Bank                                       38,267       24.50       6,248        4.0        9,372       6.0
       Total capital (to risk weighted assets)
           Bank                                       39,396       25.22      12,496        8.0       15,620      10.0

12.   EMPLOYEE BENEFITS

      The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank's policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2005, 2004, and 2003 was $437,900, $1,071,935 and $250,002, respectively.

      The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. The expense relating to this plan for the years ended September 30, 2005, 2004 and 2003 was $71,461, $119,225 and $110,620, respectively.

      In 2004, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The purchase of shares of the Company's common stock by the ESOP is funded by a loan from the Company. The loan will be repaid principally from the Bank's contributions to the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense equal to the current market price of the shares released. The ESOP purchased 452,295 shares of the Company's common stock on the open market for approximately $4.5 million. The average purchase price was $9.86 per share. As of September 30,

      2005, the Company had committed to release 11,310 shares from the suspense account and recognized $120,622 in compensation expense.

13.   COMMITMENTS AND CONTINGENT LIABILITIES

      At September 30, 2005, the Bank had $21,371,785 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 7.75%. At September 30, 2004, the Bank had $35,093,990 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 7.25%. The commitment amounts at September 30, 2004 include participation interests sold to other financial institutions of $18,000,000. The Bank did not have any participation interests sold to other financial institutions at September 30, 2005.

      The Bank also had commitments under unused lines of credit of $5,966,399 and $3,925,428 and letters of credit outstanding of $110,000 and $40,000 at September 30, 2005 and 2004, respectively.

      In fiscal 2003, a trial court issued a decision against the Bank (along with other defendants) holding the defendants liable for amounts to be paid to the plaintiff. The Bank filed an appeal to the Pennsylvania Superior Court. On April 7, 2004, the Superior Court upheld the trial court's judgment order to pay the plaintiff. During fiscal 2004, an amount from escrow of $194,322 was released and paid to the plaintiff. Pursuant to the judgment, the Bank sustained a loss in the amount of $404,013, of which $150,000 was reimbursed by the Bank's insurance carrier. The Bank has authorized the Bank's insurance carrier to recover these amounts from the other defendants in the case. No amounts had been recovered as of September 30, 2005.

      The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

      Among the Bank's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At September 30, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments.

      The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.

      Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                         SEPTEMBER 30,
                                              ------------------------------------------------------------------
                                                          2005                                      2004
                                              --------------------------------  --------------------------------
                                                                ESTIMATED                         ESTIMATED
                                                  CARRYING         FAIR             CARRYING         FAIR
                                                   AMOUNT          VALUE             AMOUNT          VALUE
                                              --------------  --------------    --------------  --------------
      Assets:
        Cash and cash equivalents              $ 26,815,017    $ 26,815,017      $ 10,060,761     $ 10,060,761
        Investment securities held
          to maturity                           129,839,512     128,046,676       114,806,161      114,491,562
        Investment securities held
          available for sale                     38,584,474      38,584,474        40,286,790       40,286,790
        Mortgage-backed securities
          held to maturity                       66,827,615      67,123,458        80,931,942       82,074,306
        Loans receivable, net                   175,090,988     174,652,932       151,564,693      151,949,096
        Federal Home Loan Bank stock              1,811,500       1,811,500         2,074,000        2,074,000

      Liabilities:
        NOW accounts                             44,535,148      44,535,148        54,179,814       54,179,814
        Money market deposit accounts            59,906,583      59,906,583        49,161,438       49,161,438
        Passbook, club and statement
          savings accounts                       87,709,110      87,709,110        94,867,646       94,867,646
        Certificates of deposit                 144,316,998     144,887,781       150,949,612      152,225,821
        Advances from Federal Home
          Loan Bank                              13,823,411      14,405,169        13,862,127       14,948,370


      CASH AND CASH EQUIVALENTS--For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

      INVESTMENTS AND MORTGAGE-BACKED SECURITIES--The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

      LOANS RECEIVABLE--The fair value of loans is estimated based on present value using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      FEDERAL HOME LOAN BANK (FHLB) STOCK--Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

      NOW ACCOUNTS, MONEY MARKET DEPOSIT ACCOUNTS, PASSBOOK ACCOUNTS, CLUB ACCOUNTS, STATEMENT SAVINGS ACCOUNTS, AND CERTIFICATES OF DEPOSIT--The fair value of passbook accounts, club accounts, statement savings accounts, NOW accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

      ADVANCES FROM FEDERAL HOME LOAN BANK--The fair value of advances from FHLB is the amount payable on demand at the reporting date.

      COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT--The majority of the Bank's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant. As discussed in Note 13, the related amounts at September 30, 2005 and 2004 were $27,448,184 and $39,059,418, respectively. The commitment amounts at September 30, 2004 include participation interests sold to other financial institutions of $18,000,000. The Bank did not have any participation interests sold to other financial institutions at September 30, 2005.

      The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2005 and 2004, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.   PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

      Certain condensed financial information follows:

      STATEMENT OF FINANCIAL CONDITION
      At September 30,                                                     2005
      ------------------------------------------------------------------------------
      Assets:
        Cash                                                           $ 21,787,223
        ESOP loan receivable                                              4,430,233
        Accrued interest receivable on ESOP loan                             63,684
        Investment in Bank                                               65,057,120
        Other assets                                                         18,092
                                                                       ------------
      Total assets                                                     $ 91,356,352
                                                                       ============

      Liabilities:
        Accrued dividend payable                                       $    499,898
        Accounts payable and accrued expenses                                31,156
                                                                       ------------
        Total liabilities                                                   531,054
                                                                       ------------

      Stockholders' equity:
        Preferred stock                                                           -
        Common stock                                                        125,638
        Additional paid-in-capital                                       54,733,760
        Unearned ESOP shares                                             (4,349,611)
        Treasury stock                                                     (654,415)
        Retained earnings                                                40,594,661
        Accumulated other comprehensive income                              375,265
                                                                       ------------
        Total stockholders' equity                                       90,825,298
                                                                       ------------

      Total liabilities and stockholders' equity                       $ 91,356,352
                                                                       ============

INCOME STATEMENT
For the year ended September 30,                                           2005
-----------------------------------------------------------------------------------
  Interest on ESOP loan                                               $      108,844
  Equity in the undistributed earnings of the Bank                         1,860,836
  Other income                                                                   275
                                                                      --------------
  Total income                                                             1,969,955
                                                                      --------------

  Professional services                                                      122,385
  Other expense                                                               10,694
                                                                      --------------
  Total expense                                                              133,079
                                                                      --------------
  Income before income taxes                                               1,836,876

  Income taxes                                                                15,000
                                                                      --------------
  Net income                                                          $    1,821,876
                                                                      ==============

CASH FLOWS
For the year ended September 30,                                          2005
------------------------------------------------------------------------------------
Operating activities:
  Net income                                                          $    1,821,876
  Increase in assets                                                         (45,593)
  Increase in liabilities                                                     31,156
  Equity in the undistributed earnings of the Bank                        (1,860,836)
                                                                      --------------
Net cash provided by operating activities                                    (53,397)
                                                                      --------------

Investing activities:
  ESOP loan to Bank                                                       (4,461,166)
  Repayments received on ESOP loan                                            30,933
                                                                      --------------
Net cash used in investing activities                                     (4,430,233)
                                                                      --------------
Financing activities:
  Proceeds from issuance of common stock                                  27,425,166
  Cash dividends paid                                                       (499,898)
  Payment to repurchase common stock                                        (654,415)
                                                                      --------------
Net cash provided by financing activities                                 26,270,853
                                                                      --------------
Net increase in cash and cash equivalents                                 21,787,223
                                                                      --------------
Cash and cash equivalents, beginning of year                                       -
                                                                      --------------
Cash and cash equivalents, end of year                                $   21,787,223
                                                                      ==============

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited quarterly financial data for the years ended September 30, 2005 and 2004 is as follows:

                                                  September 30, 2005                              September 30, 2004
                                    -----------------------------------------------  -----------------------------------------------

                                        1st         2nd         3rd        4th           1st         2nd         3rd        4th
                                        Qtr         Qtr         Qtr        Qtr           Qtr         Qtr         Qtr        Qtr
                                    ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
                                                     (In thousands)                                   (In thousands)

      Interest income                 $ 4,994     $ 5,124     $ 5,414    $ 5,546       $ 4,857     $ 4,844     $ 4,799    $ 5,013
      Interest expenses                 2,235       2,291       2,285      2,486         2,277       2,242       2,236      2,247
                                      -------     -------     -------    -------       -------     -------     -------    -------
      Net interest income               2,759       2,833       3,129      3,060         2,580       2,602       2,563      2,766
      Provision for loan losses             0           0           0          0             0          10          30         10
                                      -------     -------     -------    -------       -------     -------     -------    -------
      Net income after provision
           for loan losses              2,759       2,833       3,129      3,060         2,580       2,592       2,533      2,756
                                      -------     -------     -------    -------       -------     -------     -------    -------
      Non-interest income                 164         137         127        138           149         136         147        149
      Non-interest expense              1,863       1,601       1,682      1,923         1,574       1,730       2,133      1,885
                                      -------     -------     -------    -------       -------     -------     -------    -------
      Income before income taxes        1,060       1,369       1,574      1,275         1,155         998         547      1,020
      Income tax expense                  363         475         567        482           446         385         111        304
                                      -------     -------     -------    -------       -------     -------     -------    -------
      Net income                      $   697     $   894     $ 1,007    $   793       $   709     $   613       $ 436    $   716
                                      =======     =======     =======    =======       =======     =======       =====    =======

      Per share:
        Earnings for share - basic      (1)         (2)       $  0.08    $  0.07         (1)          (1)         (1)          (1)
        Earnings per share - diluted    (1)         (2)          0.08       0.07         (1)          (1)         (1)          (1)
        Dividends per share             (1)         (2)          0.04       0.04         (1)          (1)         (1)          (1)

      (1) For periods prior to March 29, 2005, no shares of common stock were outstanding. Therefore, there is no earnings per share or dividends per share data for those periods noted.

      (2) Due to timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share information for the quarter ended March 31, 2005 is not considered meaningful and is not shown. There were no dividends declared during the period March 29, 2005 and March 31, 2005.

17.   SUBSEQUENT EVENTS

      In November 2005, the Bank formed PSB Delaware, Inc., a subsidiary of the Bank. PSB Delaware, Inc. is a Delaware Holding Company and its principal business will be to hold certain investments of the Bank.

      The Company, at its Board of Directors meeting held on December 21, 2005, declared a quarterly cash dividend of $0.04 per share on the common stock of the Company payable on January 31, 2006 to the shareholders of record at the close of business on January 13, 2006.


                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE.

ITEM 9A. CONTROLS AND PROCEDURES.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required herein is incorporated by reference from pages to of the Company's Definitive Proxy Statement for the Annual meeting of Stockholders to be held on February 3, 2006, which will be filed with the SEC on or prior to January 3, 2006 ("Definitive Proxy Statement").

        The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relation's administrator, Prudential Bancorp, Inc. of Pennsylvania, 1834 Oregon Avenue, Philadelphia, Pennsylvania 19145.

ITEM 11. EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents Filed as Part of this Report.

(1)     The following financial statements are incorporated by reference from
        Item 8 hereof:

        Consolidated Statements of Financial Condition
        Consolidated Statements of Income
        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


        EXHIBIT NO.  DESCRIPTION
        -----------  ----------------------------------------------------------
          3.1        Articles of Incorporation of Prudential Bancorp, Inc. of
                       Pennsylvania(1)
          3.2        Bylaws of Prudential Bancorp, Inc. of Pennsylvania(1)
          4.0        Form of Stock Certificate of Prudential Bancorp, Inc. of
                       Pennsylvania(1)
         10.1        Employment Agreement by and between Thomas A. Vento,
                       Prudential Bancorp, Inc. of Pennsylvania and Prudential Savings Bank(2)*
         10.2        Employment Agreement by and between Joseph R. Corrato,
                       Prudential Bancorp, Inc. of Pennsylvania and Prudential Savings Bank(2)*
         21.0        Subsidiaries of the Registrant - Reference is made to
                       "Item 1. Business - Subsidiaries"
                     for the required information
         23.0        Consent of Deloitte & Touche LLP
         31.1        Section 1350 Certification of the Chief Executive Officer
         31.2        Section 1350 Certification of the Chief Financial Officer
         32.0        Section 906 Certification

        ----------------------
        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

        (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Commission File No. 333-119130) filed with the Commission on September 30, 2004.

        (2) Incorporated by reference from the Company's Current Report on Form 8-K, dated March 29, 2005 and filed with the Commission on March 30, 2005 (Commission File No. 000-51214).

(b)     Exhibits

                The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)     Reference is made to (a)(2) of this Item 15.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

December 29, 2005               By: /s/ Thomas A. Vento
                                   --------------------------------------------
                                   Thomas A. Vento
                                   President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Joseph W. Packer, Jr.                                     December 29, 2005
----------------------------------------------
Joseph W. Packer, Jr.
Chairman of the Board


/s/ Thomas A. Vento                                           December 29, 2005
----------------------------------------------
Thomas A. Vento
President and Chief Executive Officer


/s/ Jerome R. Balka, Esq.                                     December 29, 2005
----------------------------------------------
Jerome R. Balka, Esq.
Director


/s/ A. J. Fanelli                                             December 29, 2005
----------------------------------------------
A. J. Fanelli
Director


/s/ John P. Judge                                             December 29, 2005
----------------------------------------------
John P. Judge
Director


/s/ Francis V. Mulcahy                                        December 29, 2005
----------------------------------------------
Francis V. Mulcahy
Director


/s/ Joseph R. Corrato                                         December 29, 2005
----------------------------------------------
Joseph R. Corrato
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer