Form 10-Q
period 2005-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2006-02-14
CIK 1302324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 2006: 12,497,450


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Condensed Financial Statements

               Unaudited Consolidated Statements of Financial Condition
               December 31, 2005 and September 30, 2005                                   2

               Unaudited Consolidated Statements of Income for the Three Months Ended
               December 31, 2005 and 2004                                                 3

               Unaudited Consolidated Statement of Changes in Stockholders' Equity and
               Comprehensive Income for the Three Months Ended December 31, 2005
               and 2004                                                                   4

               Unaudited Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 2005 and 2004                                           5

               Notes to Consolidated Unaudited Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                23

     Item 4.   Controls and Procedures                                                   26


PART II        OTHER INFORMATION


     Item 1.   Legal Proceedings                                                         27

     Item 1A.  Risk Factors                                                              27

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               27

     Item 3.   Defaults Upon Senior Securities                                           27

     Item 4.   Submission of Matters to a Vote of Security Holders                       27

     Item 5.   Other Information                                                         27

     Item 6.   Exhibits                                                                  27

     SIGNATURES                                                                          28


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                                      2005                2005
                                                                                                 --------------      --------------
ASSETS

Cash and amounts due from depository institutions                                                $    5,312,993      $    5,874,475
Interest-bearing deposits                                                                             7,435,328          20,940,542
                                                                                                 --------------      --------------

        Total cash and cash equivalents                                                              12,748,321          26,815,017

Investment securities held to maturity (estimated fair value--December 31, 2005, $130,271,924;
  September 30, 2005, $128,046,676)                                                                 132,842,940         129,839,512
Investment securities available for sale (amortized cost--December 31, 2005, $38,007,169;
  September 30, 2005, $38,007,143)                                                                   38,717,203          38,584,474
Mortgage-backed securities held to maturity (estimated fair value--
  December 31, 2005, $63,214,951; September 30, 2005, $67,123,458)                                   63,152,223          66,827,615
Loans receivable--net of allowance for loan losses (December 31, 2005, $557,956;
  September 30, 2005, $557,956)                                                                     186,242,753         175,090,988
Accrued interest receivable:
  Loans receivable                                                                                      999,645             925,618
  Mortgage-backed securities                                                                            274,287             290,650
  Investment securities                                                                               1,790,169           1,583,442
Real estate owned                                                                                       360,284             360,284
Federal Home Loan Bank stock--at cost                                                                 1,685,500           1,811,500
Office properties and equipment--net                                                                  1,686,480           1,746,599
Prepaid expenses and other assets                                                                     6,678,758           2,658,636
Deferred income taxes, net                                                                              104,257              57,628
                                                                                                 --------------      --------------

TOTAL ASSETS                                                                                     $  447,282,820      $  446,591,963
                                                                                                 ==============      ==============

LIABILITIES AND RETAINED EARNINGS

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                         $    3,422,926      $    3,440,681
     Interest-bearing                                                                               334,886,549         333,027,159
                                                                                                 --------------      --------------
        Total deposits                                                                              338,309,475         336,467,840
  Advances from Federal Home Loan Bank                                                               13,813,586          13,823,411
  Accrued interest payable                                                                              178,041           1,924,883
  Advances from borrowers for taxes and insurance                                                     1,726,329           1,113,835
  Accounts payable and accrued expenses                                                               1,191,116           1,954,890
  Accrued dividend payable                                                                              481,806             481,806
                                                                                                 --------------      --------------

           Total liabilities                                                                        355,700,353         355,766,665
                                                                                                 --------------      --------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                                 -                   -
   Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
     outstanding - 12,497,450 at December 31, 2005 and September 30, 2005                               125,638             125,638
   Additional paid-in capital                                                                        54,744,259          54,733,760
   Unearned ESOP shares                                                                              (4,293,833)         (4,349,611)
   Treasury stock, at cost:  66,300 shares at December 31, 2005
     and September 30, 2005                                                                            (654,415)           (654,415)
   Retained Earnings                                                                                 41,199,296          40,594,661
   Accumulated other comprehensive income                                                               461,522             375,265
                                                                                                 --------------      --------------

           Total stockholders' equity                                                                91,582,467          90,825,298
                                                                                                 --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  447,282,820      $  446,591,963
                                                                                                 ==============      ==============

See notes to unaudited consolidated financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                         2005             2004
                                                                                    --------------   --------------
INTEREST INCOME:
  Interest on loans                                                                 $    2,880,667   $    2,289,278
  Interest on mortgage-backed securities                                                   845,318        1,032,801
  Interest and dividends on investments                                                  2,060,257        1,671,614
                                                                                    --------------   --------------

          Total interest income                                                          5,786,242        4,993,693
                                                                                    --------------   --------------

INTEREST EXPENSE:
  Interest on deposits                                                                   2,425,343        2,039,470
  Interest on borrowings                                                                   195,090          195,324
                                                                                    --------------   --------------

          Total interest expense                                                         2,620,433        2,234,794
                                                                                    --------------   --------------

NET INTEREST INCOME                                                                      3,165,809        2,758,899

PROVISION FOR LOAN LOSSES                                                                        -                -
                                                                                    --------------   --------------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                        3,165,809        2,758,899
                                                                                    --------------   --------------

NON-INTEREST INCOME:
  Fees and other service charges                                                           145,245          131,932
  Other                                                                                     25,496           32,355
                                                                                    --------------   --------------

          Total non-interest income                                                        170,741          164,287
                                                                                    --------------   --------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                                         1,091,934        1,012,672
  Data processing                                                                          126,794          124,949
  Professional services                                                                     76,132           42,498
  Office occupancy                                                                          70,467           71,555
  Depreciation                                                                              61,677           68,377
  Payroll taxes                                                                             62,734           59,011
  Director compensation                                                                     69,150           48,624
  Litigation expense                                                                             -          174,206
  Other                                                                                    269,038          261,270
                                                                                    --------------   --------------

           Total non-interest expenses                                                   1,827,926        1,863,162
                                                                                    --------------   --------------

INCOME BEFORE INCOME TAXES                                                               1,508,624        1,060,024
                                                                                    --------------   --------------

INCOME TAXES:
  Current                                                                                  515,258          286,720
  Deferred (benefit) expense                                                               (93,075)          76,078
                                                                                    --------------   --------------

          Total income tax                                                                 422,183          362,798
                                                                                    --------------   --------------

NET INCOME                                                                          $    1,086,441   $      697,226
                                                                                    ==============   ==============

BASIC EARNINGS PER SHARE                                                            $         0.09          (1)

DILUTED EARNINGS PER SHARE                                                          $         0.09          (1)

-------------------------------------------------------------------------------------------------------------------
(1) For the 2004 period, no shares of common stock were outstanding. See footnote 2.

See notes to unaudited consolidated financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             ACCUMULATED
                                          ADDITIONAL    UNEARNED                               OTHER           TOTAL        COMPRE-
                               COMMON      PAID-IN        ESOP      TREASURY     RETAINED   COMPREHENSIVE   STOCKHOLDERS'   HENSIVE
                               STOCK       CAPITAL       SHARES       STOCK      EARNINGS      INCOME          EQUITY       INCOME

BALANCE, OCTOBER 1, 2005     $ 125,638  $ 54,733,760  $(4,349,611)  $(654,415)  $40,594,661   $ 375,265     $90,825,298

Comprehensive income:

  Net income                                                                      1,086,441                   1,086,441    1,086,441

  Net unrealized holding
    gain on available
    for sale securities
    arising during the
    period, net of income
    tax expense of $46,446                                                                       86,257          86,257       86,257
                                                                                                                         -----------

  Comprehensive income                                                                                                   $ 1,172,698
                                                                                                                         ===========

Cash dividend
  ($.04 per share)                                                                 (481,806)                   (481,806)

ESOP shares committed to
  be released                                 10,499       55,778                                                66,277
                                        ------------  ------------                                         ------------


BALANCE, December 31, 2005  $  125,638  $ 54,744,259  $(4,293,833)  $(654,415)  $41,199,296   $ 461,522    $ 91,582,467
                            ==========  ============  ============  ==========  ===========   =========    ============


                                                                                             ACCUMULATED
                                          ADDITIONAL    UNEARNED                               OTHER           TOTAL        COMPRE-
                               COMMON      PAID-IN        ESOP      TREASURY     RETAINED   COMPREHENSIVE   STOCKHOLDERS'   HENSIVE
                               STOCK       CAPITAL       SHARES       STOCK      EARNINGS      INCOME          EQUITY       INCOME

BALANCE, OCTOBER 1, 2004     $       -  $          -  $         -   $       -   $38,266,698   $ 831,839     $39,098,537

Comprehensive income:

  Net income                                                                        697,226                     697,226      697,226

  Net unrealized holding
    gain on available
    for sale securities
    arising during the
    period, net of income
    tax expense of $56,128                                                                      104,237         104,237      104,237
                                                                                                                         -----------

   Comprehensive income                                                                                                  $   801,463
                                                                                                                         ===========


BALANCE, December 31, 2004  $        -  $          -  $         -   $        -  $38,963,924   $ 936,076    $ 39,900,000
                            ==========  ============  ============  ==========  ===========   =========    ============


See notes to unaudited financial statements.


PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                         2005             2004
                                                                                    --------------   --------------
OPERATING ACTIVITIES:
  Net income                                                                        $    1,086,441   $      697,226
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation                                                                            61,677           68,377
    Net accretion of premiums/discounts                                                    (10,970)         (15,512)
    Net accretion of deferred loan fees and costs                                          (85,624)         (51,623)
    Amortization of ESOP                                                                    66,277                -
    Deferred income tax (benefit) expense                                                  (93,075)          76,078
    Changes in assets and liabilities which used cash:
      Accounts payable and accrued expenses                                               (763,774)        (427,489)
      Accrued interest payable                                                          (1,746,842)      (1,646,173)
      Prepaid expenses and other assets                                                 (4,020,123)        (134,472)
      Accrued interest receivable                                                         (264,391)        (127,559)
                                                                                    --------------   --------------
               Net cash used in operating activities                                    (5,770,404)      (1,561,147)
                                                                                    --------------   --------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                                    (3,000,000)      (7,996,875)
  Loans originated or acquired                                                         (20,020,467)     (36,572,094)
  Principal collected on loans                                                           8,954,326       33,980,023
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                                    3,682,909        4,913,387
  Proceeds from calls of investment securities held to maturity                                  -       13,268,182
  Purchase of Federal Home Loan Bank stock                                                       -          (18,300)
  Proceeds from redemption of Federal Home Loan Bank stock                                 126,000              400
  Purchases of equipment                                                                    (1,558)         (14,321)
                                                                                    --------------   --------------
               Net cash (used in) provided by investing activities                     (10,258,790)       7,560,402
                                                                                    --------------   --------------
FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
     and savings accounts                                                               (1,534,991)       1,723,337
  Net increase (decrease) in certificates of deposit                                     3,376,626       (2,849,277)
  Repayment of advances from Federal Home Loan Bank                                         (9,825)          (9,592)
  Increase in advances from borrowers for taxes and insurance                              612,494          641,541
  Cash dividend paid                                                                      (481,806)               -
                                                                                    --------------   --------------
               Net cash provided by (used in) financing activities                       1,962,498         (493,991)
                                                                                    --------------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (14,066,696)       5,505,264

CASH AND CASH EQUIVALENTS--Beginning of year                                            26,815,017       10,060,761
                                                                                    --------------   --------------

CASH AND CASH EQUIVALENTS--End of year                                              $   12,748,321   $   15,566,025
                                                                                    ==============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                                 $    4,367,274   $    3,880,967
                                                                                    ==============   ==============

  Income taxes paid                                                                 $       15,000   $            -
                                                                                    ==============   ==============

See notes to consolidated unaudited financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


        Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank with six full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements for the periods prior to the reorganization are the financial statements of the Bank. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans.

        Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 55.3% (6,910,062 shares) of the Company's outstanding common stock as of December 31, 2005 and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

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

        The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2005.

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company's consolidated financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

        DIVIDEND PAYABLE - On December 22, 2005, the Company's Board of Directors declared a quarterly cash dividend of $.04 on the common stock of the Company payable on January 31, 2006 to the shareholders of record at the close of business on January 13, 2006. The Company had 12,497,450 shares outstanding at the time of the declaration resulting in a payable of $481,806 at December 31, 2005. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

        EMPLOYEE STOCK OWNERSHIP PLAN - In fiscal 2005, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock for approximately $4.5 million. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2005, the Company had committed to release a total of 16,965 shares from the suspense account and for the quarter ended December 31, 2005 recognized $66,277 in compensation expense.

        TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

        COMPREHENSIVE INCOME--The Company presents in the unaudited consolidated statement of changes in stockholders' equity and comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. Comprehensive income totaled $1,172,698 and $801,463 for the three months ended December 31, 2005 and 2004, respectively.

        RECENT ACCOUNTING PRONOUNCEMENTS - In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached consensus on several issues being addressed in EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 continue to be effective for the Company's consolidated unaudited financial statements for the quarter ended December 31, 2005.

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. As a result of a delaying order issued by the SEC in April 2005, the provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for its fiscal year periods beginning on October 1, 2005. The Company did not issue and does not have outstanding any stock-based compensation as of December 31, 2005, other than the ESOP which is a tax-qualified plan and is not subject to the Statement.

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

        RECLASSIFICATIONS- Certain reclassifications have been made to the September 30, 2005 financial statements to conform to the December 31, 2005 presentation. Such reclassifications had no impact on reported net income.

2.      EARNINGS PER SHARE

        Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of December 31, 2005, the Company did not issue and does not have outstanding any CSEs. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, there were no shares of common stock outstanding for the 2004 period.

        The calculated basic and diluted earnings per share are as follows:

                                                         FOR THE QUARTER ENDED DECEMBER 31, 2005
                                                      ---------------------------------------------
                                                           BASIC                      DILUTED
                                                      ----------------           ------------------
        Net income                                    $      1,086,441           $        1,086,441

        Weighted average shares outstanding used in
            basic earnings per share computation            12,058,411                   12,058,411
        Effect of CSEs                                               -                            -
                                                      ----------------           ------------------
        Adjusted weighted average shares used in
            diluted earnings per share computation          12,058,411                   12,058,411
                                                      ----------------           ------------------

        Earnings per share - basic and diluted        $           0.09           $             0.09
                                                      ================           ==================

3.      INVESTMENT SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                             DECEMBER 31, 2005
                                                     -------------------------------------------------------------------
                                                                             GROSS            GROSS         ESTIMATED
                                                          AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                            COST             GAINS            LOSSES          VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies    $129,958,496     $      4,063      $ (2,528,193)  $127,434,366
          Debt securities - Municipal bonds                 2,884,444            5,869           (52,755)     2,837,558
                                                         ------------     ------------      ------------   ------------

                   Total securities held to maturity     $132,842,940     $      9,932      $ (2,580,948)  $130,271,924
                                                         ============     ============      ============   ============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies   $  2,998,722     $          -      $    (67,472)  $  2,931,250
          FNMA stock                                               84            5,773                 -          5,857
          Mutual fund                                      34,982,454                -          (930,081)    34,052,373
          FHLMC preferred stock                                25,909        1,701,814                 -      1,727,723
                                                         ------------     ------------      ------------   ------------

                   Total securities available for sale   $ 38,007,169     $  1,707,587      $   (997,553)  $ 38,717,203
                                                         ============     ============      ============   ============

                                                                             SEPTEMBER 30, 2005
                                                     -------------------------------------------------------------------
                                                                             GROSS            GROSS         ESTIMATED
                                                          AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                            COST             GAINS            LOSSES          VALUE
        Securities Held to Maturity:
          Debt securities - U.S. Treasury securities
           and securities of U.S. Government agencies    $126,955,087     $      8,640      $ (1,764,472)  $125,199,255
          Debt securities - Municipal bonds                 2,884,425            6,889           (43,893)     2,847,421
                                                         ------------     ------------      ------------   ------------

                   Total securities held to maturity     $129,839,512     $     15,529      $ (1,808,365)  $128,046,676
                                                         ============     ============      ============   ============

        Securities Available for Sale:
          Debt securities - U.S. Treasury securities
            and securities of U.S. Government agencies   $  2,998,697     $          -      $    (34,946)  $  2,963,751
          FNMA stock                                               84            5,294                 -          5,378
          Mutual fund                                      34,982,453                -          (859,797)    34,122,656
          FHLMC preferred stock                                25,909        1,466,780                 -      1,492,689
                                                         ------------     ------------      ------------   ------------

                   Total securities available for sale   $ 38,007,143     $  1,472,074      $   (894,743)  $ 38,584,474
                                                         ============     ============      ============   ============

        The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005:

                                                               LESS THAN 12 MONTHS                   MORE THAN 12 MONTHS
                                                        ---------------------------------      ---------------------------------
                                                           GROSS               ESTIMATED          GROSS              ESTIMATED
                                                         UNREALIZED              FAIR           UNREALIZED              FAIR
                                                           LOSSES               VALUE             LOSSES               VALUE
                                                        ------------         ------------      ------------         ------------
        Securities held to maturity:
           Mortgage-backed securities                   $    197,807         $ 21,001,912      $    298,165         $  7,012,162
           U.S. Treasury and Government agencies             584,260           78,824,578         1,180,212           42,368,882
           Municipal bonds                                     4,750              470,250            39,143            1,125,283
                                                        ------------         ------------      ------------         ------------

                   Total securities held to maturity         786,817          100,296,740         1,517,520           50,506,327
                                                        ------------         ------------      ------------         ------------

        Securities available for sale:
           U.S. Treasury and Government agencies              34,946            2,963,750                 -                    -
           Mutual fund                                             -                    -           859,797           34,122,656
                                                        ------------         ------------      ------------         ------------

                   Total securities available for sale        34,946            2,963,750           859,797           34,122,656
                                                        ------------         ------------      ------------         ------------

        Total                                           $    821,763         $103,260,490      $  2,377,317         $ 84,628,983
                                                        ============         ============      ============         ============

        The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2005:

                                                               LESS THAN 12 MONTHS                   MORE THAN 12 MONTHS
                                                        ---------------------------------      ---------------------------------
                                                           GROSS               ESTIMATED          GROSS              ESTIMATED
                                                         UNREALIZED              FAIR           UNREALIZED              FAIR
                                                           LOSSES               VALUE             LOSSES               VALUE
                                                        ------------         ------------      ------------         ------------
        Securities held to maturity:
           Mortgage-backed securities                   $    309,524         $ 27,006,786      $    316,888         $  6,736,616
           U.S. Treasury and Government agencies           1,003,355           77,404,710         1,524,838           48,025,593
           Municipal bonds                                     6,322              468,678            46,433            1,118,011
                                                        ------------         ------------      ------------         ------------

                   Total securities held to maturity       1,319,201          104,880,174         1,888,159           55,880,220
                                                        ------------         ------------      ------------         ------------

        Securities available for sale:
           U.S. Treasury and Government agencies              67,472            2,931,250                 -                    -
           Mutual fund                                             -                    -           930,081           34,052,372
                                                        ------------         ------------      ------------         ------------

                   Total securities available for sale        67,472            2,931,250           930,081           34,052,372
                                                        ------------         ------------      ------------         ------------

        Total                                           $  1,386,673         $107,811,424      $  2,818,240         $ 89,932,592
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

        At December 31, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 60 securities having an aggregate depreciation of 3.0% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 98 securities having an aggregate depreciation of 1.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low risk securities from government agencies. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's consolidated financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

        The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      DECEMBER 31, 2005
                                            ------------------------------------------------------------------
                                                     HELD TO MATURITY                AVAILABLE FOR SALE
                                            ---------------------------------  -------------------------------
                                                                ESTIMATED                        ESTIMATED
                                                AMORTIZED          FAIR            AMORTIZED        FAIR
                                                  COST            VALUE              COST          VALUE
        Due within one year                   $  9,000,000     $  8,951,875      $         -    $         -
        Due after one through five years        35,568,892       35,050,659                -               -
        Due after five through ten years        42,347,193       41,644,362         1,000,000        982,813
        Due after ten years                     45,926,855       44,625,028         1,998,722      1,948,437
                                              ------------     ------------      ------------   ------------

        Total                                 $132,842,940     $130,271,924      $  2,998,722   $  2,931,250
                                              ============     ============      ============   ============

                                                                    SEPTEMBER 30, 2005
                                            ------------------------------------------------------------------
                                                     HELD TO MATURITY                AVAILABLE FOR SALE
                                            ---------------------------------  -------------------------------
                                                                ESTIMATED                        ESTIMATED
                                                AMORTIZED          FAIR            AMORTIZED        FAIR
                                                  COST            VALUE              COST          VALUE
        Due within one year                   $  4,000,000     $  3,976,875      $          -   $          -
        Due after one through five years        40,568,573       40,172,591                 -              -
        Due after five through ten years        41,342,845       40,907,632         1,000,000        988,125
        Due after ten years                     43,928,094       42,989,578         1,998,696      1,975,626
                                              ------------     ------------      ------------   ------------

        Total                                 $129,839,512     $128,046,676      $  2,998,696   $  2,963,751
                                              ============     ============      ============   ============

4.      MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities held to maturity are summarized as follows:

                                                                    DECEMBER 31, 2005
                                            ------------------------------------------------------------------
                                                                  GROSS             GROSS        ESTIMATED
                                                AMORTIZED       UNREALIZED        UNREALIZED        FAIR
                                                  COST            GAINS             LOSSES          VALUE
        GNMA pass-through certificates        $ 58,848,323     $    676,777      $   (530,169)  $ 58,994,931
        FNMA pass-through certificates           1,802,904            2,872           (47,638)     1,758,138
        FHLMC pass-through certificates          2,500,996            9,491           (48,605)     2,461,882
                                              ------------     ------------      ------------   ------------

        Total                                 $ 63,152,223     $    689,140      $   (626,412)  $ 63,214,951
                                              ============     ============      ============   ============

                                                                    SEPTEMBER 30, 2005
                                            ------------------------------------------------------------------
                                                                  GROSS             GROSS        ESTIMATED
                                                AMORTIZED       UNREALIZED        UNREALIZED        FAIR
                                                  COST            GAINS             LOSSES          VALUE
        GNMA pass-through certificates        $ 62,448,606     $    775,039      $   (445,674)  $ 62,777,971
        FNMA pass-through certificates           1,837,531            4,618           (32,129)     1,810,020
        FHLMC pass-through certificates          2,541,478           12,158           (18,169)     2,535,467
                                              ------------     ------------      ------------   ------------

        Total                                 $ 66,827,615     $    791,815      $   (495,972)  $ 67,123,458
                                              ============     ============      ============   ============

        See Note 3 for the Company's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at December 31, 2005.

5.      LOANS RECEIVABLE

        Loans receivable consist of the following:

                                                         DECEMBER 31,      SEPTEMBER 30,
                                                            2005               2005
                                                       ---------------    ---------------
        One-to-four family residential                 $   139,315,587    $   135,393,637
        Multi-family residential                             2,501,602          2,541,328
        Commercial real estate                               9,995,265          9,874,562
        Construction and land development                   69,574,479         52,093,242
        Commercial business                                    167,849            188,429
        Consumer                                             1,235,208          1,346,470
                                                       ---------------    ---------------

             Total loans                                   222,789,990        201,437,668

        Undisbursed portion of loans-in-process            (35,973,802)       (25,823,681)
        Deferred loan fees                                     (15,479)            34,957
        Allowance for loan losses                             (557,956)          (557,956)
                                                       ---------------    ---------------

        Net                                            $   186,242,753    $   175,090,988
                                                       ===============    ===============

        The following schedule summarizes the changes in the allowance for loan losses:

                                              THREE MONTHS ENDED DECEMBER 31,
                                          -------------------------------------
                                               2005                   2004
                                          --------------         --------------

        Balance, beginning of period      $      557,956         $      557,956
        Provision for loan losses                      -                      -
        Charge-offs                                    -                      -
        Recoveries                                     -                      -
                                          --------------         --------------

        Balance, end of period            $      557,956         $      557,956
                                          ==============         ==============

        Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at December 31, 2005 and September 30, 2005 amounted to approximately $340,000 and $239,000, respectively.

6.      DEPOSITS

        Deposits consist of the following major classifications:

                                                                  DECEMBER 31,                       SEPTEMBER 30,
                                                                     2005                               2005
                                                        -------------------------------    -------------------------------
                                                              AMOUNT          PERCENT            AMOUNT          PERCENT
        Money market deposit accounts                     $  64,808,255         19.2 %       $  59,906,583         17.8 %
        NOW accounts                                         40,849,663         12.1            44,535,148         13.2
        Passbook, club and statement savings                 84,957,933         25.1            87,709,111         26.1
        Certificates maturing in six months or less          41,985,393         12.4            44,709,277         13.3
        Certificates maturing over six months or more       105,708,231         31.2            99,607,721         29.6
                                                          -------------      -------         -------------      -------

          Total                                           $ 338,309,475        100.0 %       $ 336,467,840        100.0 %
                                                          =============      =======         =============      =======

        At December 31, 2005 and September 30, 2005, the weighted average cost of funds was 2.9% and 2.7%, respectively.

7.      INCOME TAXES

        Items that gave rise to significant portions of deferred income taxes are as follows:

                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                    2005               2005
                                                               ---------------    ---------------
        Deferred tax assets:
          Deposit premium                                      $       350,762    $       362,998
          Allowance for loan losses                                    254,520            255,030
          Deferred loan fees                                             6,734
          Other                                                         39,639             41,092
                                                               ---------------    ---------------

          Total                                                        651,655            659,120
                                                               ---------------    ---------------
        Deferred tax liabilities:
          Unrealized gain on available for sale securities             248,512            202,066
          Property                                                     287,304            363,009
          Mortgage servicing rights                                     11,582             11,978
          Deferred loan fees                                                               10,466
          Employee stock ownership plan                                      -             13,973
                                                               ---------------    ---------------

        Total                                                          547,398            601,492
                                                               ---------------    ---------------

        Net deferred tax asset                                 $       104,257    $        57,628
                                                               ===============    ===============

8.      COMMITMENTS AND CONTINGENT LIABILITIES

        At December 31, 2005, the Company had $14,565,264 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.375% to 8.00%. At September 30, 2005, the Company had $21,371,785 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.50% to 7.75%.

        The Company also had commitments under unused lines of credit of $5,503,702 and $5,966,399 at December 31, 2005 and September 30, 2005
        and letters of credit outstanding of $110,000 at both December 31, 2005 and September 30, 2005.

        In fiscal 2003, a trial court issued a decision against the Bank (along with other defendants) holding the defendants liable for amounts to be paid to the plaintiff. The Bank filed an appeal to the Pennsylvania Superior Court. On April 7, 2004, the Superior Court upheld the trial court's judgment order to pay the plaintiff. During fiscal 2004, an amount from escrow of $194,322 was released and paid to the plaintiff. Pursuant to the judgment, the Bank sustained a loss in fiscal 2005 in the amount of $404,013, of which $150,000 was reimbursed by the Bank's insurance carrier. The Bank has authorized the Bank's insurance carrier to recover these amounts from the other defendants in the case. No amounts had been recovered as of December 31, 2005.

        Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Company's sales of whole loans and participation interests. At December 31, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. Prudential Bancorp, Inc. of Pennsylvania (the "Company") was formed by Prudential Savings Bank (the "Bank") in connection with the Bank's reorganization into the mutual holding company form. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank's primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a subsidiary of the Bank. PSB Delaware, Inc. is a Delaware Holding Company and its principal business will be to hold certain investments of the Bank.

CRITICAL ACCOUNTING POLICIES. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended September 30, 2005. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

FORWARD-LOOKING STATEMENTS. In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

        Total assets of the Company increased modestly by $0.7 million, from $446.6 million at September 30, 2005 to $447.3 million at December 31, 2005. The increase was primarily due to increases in net loans receivable and prepaid expenses and other assets, partially offset by decreases in cash and cash equivalents. Our net loan portfolio increased $11.2 million or 6.4% to $186.2 million as we continued our emphasis on growing the loan portfolio. The majority of the growth in the loan portfolio was concentrated in single-family construction and residential mortgage loans. The decrease in cash and cash equivalents of $14.1 million to $12.7 million reflected the systematic investment of funds received in the initial public offering in loans and other higher yielding investments. In addition, a portion of the decrease in cash and cash equivalents reflects the use of such funds to purchase $5.0 million of bank owned life insurance ("BOLI"). The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. The BOLI is included in prepaid expenses and other assets.

        Total liabilities remained relatively flat decreasing $66,000 to $355.7 million at December 31, 2005 from $355.8 million at September 30, 2005. Deposits grew modestly, increasing $1.8 million or 0.6% to $338.3 million at December 31, 2005 from September 30, 2005. Such increases were partially offset by a decrease of $1.7 million in accrued interest payable from $1.9 million at September 30, 2005 to $178,000 at December 31, 2005. In addition, borrowings, which consist solely of FHLB advances, remained essentially unchanged between September 30, 2005 and December 31, 2005.

        Stockholders' equity increased by $0.8 million to $91.6 million at December 31, 2005 as compared to $90.8 million at September 30, 2005 primarily as a result of the $1.1 million in net income for quarter ended December 31, 2005 offset in part by the Company's cash dividends payable of $482,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NET INCOME. Net income was $1.1 million for the quarter ended December 31, 2005 as compared to $697,000 for the same period in 2004, an increase of 55.8%. The increase was primarily due to a $407,000 increase in net interest income for the quarter ended December 31, 2005.

NET INTEREST INCOME.

Net interest income increased $407,000 or 14.8% to $3.2 million for the three months ended December 31, 2005 as compared to $2.8 million for the same period in 2004. The increase was due to a $792,000 or 15.9% increase in interest income partially offset by a $385,000 or 17.2% increase in interest expense. The increase in interest income resulted from an increase of $39.1 million or 9.9% in the average balance of interest-earning assets for the three months ended December 31, 2005, as compared to the same period in 2004. The weighted average yield earned on such assets increased by 27 basis points to 5.33% in the quarter ended December 31, 2005 from the comparable period in 2004. The increase in interest expense resulted from a 55 basis point increase to 3.01% in the weighted average rate paid on interest-bearing liabilities offset in part by a $15.2 million or 4.2% decrease in the average balance of interest-bearing liabilities for the three months ended December 31, 2005, as compared to the same period in 2004.

For the quarter ended December 31, 2005, the net interest margin was 2.92%, as compared to 2.80% for the comparable period in 2004. The improvement in our net interest margin in the 2005 period reflected in large part the increase in the balance of net interest-earning assets resulting from the investment of funds raised in the stock offering in March 2005 into loans and other higher yielding assets.

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

                                                                                 Three Months
                                                                              Ended December 31,
                                                       ------------------------------------------------------------------
                                                                    2005                            2004
                                           Yield/Rate  ------------------------------------------------------------------
                                           At Dec. 31,  Average               Average    Average               Average
                                              2005      Balance   Interest   Yield/Rate  Balance   Interest   Yield/Rate
                                          --------------------------------------- ---------------------------------------

                                                                           (Dollars in Thousands)
Interest-earning assets:
Investment securities                         4.38%    $ 171,465  $ 1,896       4.42%    $ 152,295  $ 1,646      4.32%
Mortgage-backed securities                    5.35        65,444      845       5.16        79,165    1,033      5.22
Loans receivable(1)                           6.19       179,901    2,881       6.41       156,672    2,289      5.84
Other interest-earning assets                 3.90        17,116      164       3.83         6,662       26      1.56
                                                       ------------------                ------------------
   Total interest-earning assets              5.38       433,926    5,786       5.33       394,794    4,994      5.06
                                                                  -------                           -------
Cash and non-interest-bearing balances                     4,501                             6,033
Other non-interest-earning assets                          7,400                             6,833
                                                       ---------                         ---------
      Total assets                                     $ 445,827                         $ 407,660
                                                       =========                         =========
Interest-bearing liabilities:
Savings accounts                              2.69%    $  84,803      572       2.70     $  94,001      415      1.77
Money market deposit and NOW accounts         2.78       102,696      734       2.86       104,999      515      1.96
Certificates of deposit                       3.03       144,941    1,117       3.08       148,630    1,107      2.98
                                                       ------------------                ------------------
   Total deposits                             2.86       332,440    2,423       2.92       347,630    2,037      2.34
Advances from Federal Home Loan Bank          5.65        13,817      195       5.65        13,856      196      5.66
Advances from borrowers for taxes and
insurance                                     0.46         1,397        2       0.57         1,334        2      0.60
                                                       ------------------                ------------------
   Total interest-bearing liabilities         2.96       347,654    2,620       3.01       362,820    2,235      2.46
                                                                  -------                           -------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                       2,284                             2,284
Other liabilities                                          4,150                             3,058
                                                       ---------                         ---------
Total liabilities                                        354,088                           368,162
Stockholders' Equity                                      91,739                            39,498
                                                       ---------                         ---------
Total liabilities and Stockholders' Equity             $ 445,827                         $ 407,660
                                                       =========                         =========
Net interest-earning assets                            $  86,272                         $  31,974
                                                       =========                         =========
Net interest income; interest rate spread     2.42%               $ 3,166       2.32%               $ 2,759      2.60%
                                              =========           =======================           ===================
Net interest margin(2)                                                          2.92%                            2.80%
                                                                                =========
Average interest-earning assets to average
      interest-bearing liabilities                                 124.82%                           108.81%
                                                                  ========                          ========

------------------------

(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)     Equals net interest income divided by average interest-earning assets.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. For the three months ended December 31, 2005 and 2004, we made no provision for loan losses.

At December 31, 2005, the Company's non-performing assets totaled $700,000 which consisted of non-performing loans of $340,000 and one real estate owned property of $360,000, and its allowance for loan losses totaled $558,000 or 0.3% of total loans, and 164.1% of non-performing loans. The real estate owned property was sold during January of 2006 at a gain of approximately $100,000 which will be recognized as non-interest income in the quarter ending March 31, 2006.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income increased $7,000 for the quarter ended December 31, 2005, as compared to the same period in 2004. The increase was primarily due an increase in fees and other service charges, mostly attributable to increased ATM fees.

NON-INTEREST EXPENSES. Non-interest expense decreased $35,000 for the quarter ended December 31, 2005 compared to the same quarter in 2004. The decrease was primarily due a $174,000 decrease in litigation expense. This decrease was partially offset by an increase in salaries and employee benefits expense of $79,000 due primarily to an increase in retirement plan expenses and normal merit pay rate increases. Further offsetting the decrease in non-interest expense were increases in professional services of $34,000 and directors compensation of $21,000, both as a result of the additional reporting obligations and responsibilities imposed on the Company as a public company in the 2005 period as a result of the reorganization, which we did not have 2004.

INCOME TAX EXPENSE. Income tax expense for the quarter ended December 31, 2005 amounted to $422,000 with an effective income tax rate of 28.0% compared to income tax expense of $363,000 with an effective income tax rate of 34.2% for the quarter ended December 31, 2004. This decrease in the effective tax rate is primarily attributable to tax benefits the Company realized as a result of the adjustment of a valuation allowance during the quarter that had previously been established for accrued liabilities related to prior period tax accruals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2005, our cash and cash equivalents amounted to $12.7 million. In addition, our available for sale investment securities amounted to an aggregate of $38.7 million at December 31, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2005, the Company had $14.6 million in outstanding commitments to originate fixed and variable rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $5.5 million and letters of credit outstanding of $110,000 at December 31, 2005. Certificates of deposit at December 31, 2005 maturing in one year or less totaled $80.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At December 31, 2005 and September 30, 2005, we had $13.8 million in outstanding FHLB advances and we had $191.8 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company and Bank's capital ratios as of December 31, 2005 and September 30, 2005 and compares them to current regulatory guidelines.

                                                                                            TO BE
                                                                                       WELL CAPITALIZED
                                                                   REQUIRED FOR          UNDER PROMPT
                                                                 CAPITAL ADEQUACY     CORRECTIVE ACTION
                                                ACTUAL RATIO         PURPOSES             PROVISIONS
                                               --------------   -------------------- ---------------------
       December 31, 2005:
         Tier 1 capital (to average assets)
            The Company                              20.44%            4.0 %                 N/A
            The Bank                                 14.78%            4.0 %                 5.0 %

         Tier 1 capital (to risk weighted assets)
            The Company                              45.62%            4.0 %                 N/A
            The Bank                                 32.94%            4.0 %                 6.0 %

         Total capital (to risk weighted assets)
            The Company                              46.07%            8.0 %                 N/A
            The Bank                                 33.40%            8.0 %                10.0 %

       September 30, 2005:
         Tier 1 capital (to average assets)
            The Company                              20.98%            4.0 %                 N/A
            The Bank                                 14.55%            4.0 %                 6.0 %

         Tier 1 capital (to risk weighted assets)
            The Company                              48.54%            4.0 %                 N/A
            The Bank                                 34.71%            4.0 %                 6.0 %

         Total capital (to risk weighted assets)
            The Company                              48.98%            8.0 %                 N/A
            The Bank                                 35.16%            8.0 %                10.0 %

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 14.4% to 31.5%. The annual prepayment rate for mortgage-backed securities is assumed to range from 7.92% to 27.48%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                                           More Than   More Than  More Than
                                                3 Months   3 Months     1 Year     3 Years    More than   Total
                                                or Less    to 1 Year  to 3 Years  to 5 Years   5 Years    Amount
                                               ---------   ---------  ----------  ----------  ---------  --------
                                                                      (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                       $  20,580   $  22,191  $   21,271  $   18,487  $  88,321  $170,850
Mortgage-backed securities                         2,389       6,336       8,370      12,829     33,228    63,152
Loans receivable(3)                               49,021      30,647      42,920      25,229     38,985   186,802
Other interest earning assets                      9,121           -           -           -          -     9,121
                                               ------------------------------------------------------------------
    Total interest-earning assets              $  81,111   $  59,174  $   72,561  $   56,545  $ 160,534  $429,925
                                               ==================================================================

Interest-bearing liabilities:
Savings accounts                               $     163   $     196  $   51,140  $   17,046  $  17,046  $ 85,591
Money market deposit and NOW accounts                  -      32,404      54,482       7,358      7,358   101,602
Certificates of deposits                          21,608      59,255      54,540      12,291          -   147,694
Advances from Federal Home Loan Bank                   -           -           -      13,000        814    13,814
Advances from borrowers for taxes and
  insurance                                            -           -           -           -      1,726     1,726
                                               ------------------------------------------------------------------
    Total interest-bearing liabilities         $  21,771   $  91,855  $  160,162  $   49,695  $  26,944  $350,427
                                               ==================================================================

Interest-earning assets
   less interest-bearing liabilities           $  59,340    ($32,681)   ($87,601) $    6,850  $ 133,590  $ 79,498
                                               ==================================================================

Cumulative interest-rate sensitivity gap (4)   $  59,340   $  26,659    ($60,942)   ($54,092) $  79,498
                                               ========================================================

Cumulative interest-rate gap as a
   percentage of total assets at
   December 31, 2005                              13.27%       5.96%     (13.62)%   (12.09)%     17.77%
                                               ========================================================

Cumulative interest-earning assets
   as a percentage of cumulative interest
   bearing liabilities at December 31,2005       372.56%     123.46%       77.74%     83.28%    122.69%
                                               --------------------------------------------------------

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2) For purposes of the gap analysis, investment securities are stated at amortized cost.

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

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2005 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

                                                                                     NPV as % of Portfolio
             Change in                 Net Portfolio Value                              Value of Assets
          Interest Rates        -------------------------------------------------------------------------------
          In Basis Points
           (Rate Shock)             Amount            $ Change       % Change      NPV Ratio        Change
       --------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
                300                $ 70,247          $ (31,872)        (31.21)%     17.78%          (5.28)%
                200                  80,312            (21,807)        (21.35)%     19.58%          (3.48)%
                100                  90,940            (11,179)        (10.95)%     21.34%          (1.72)%
              Static                102,119                  -              -       23.06%              -
               (100)                106,120              4,001           3.92 %     23.45%           0.39 %

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

EXHIBIT NO.    DESCRIPTION

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0           Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA



DATE: FEBRUARY 14, 2006             BY: /s/ THOMAS A. VENTO
                                        ----------------------------------------
                                        THOMAS A. VENTO
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE: FEBRUARY 14, 2006             BY: /s/ JOSEPH R. CORRATO
                                        ----------------------------------------
                                        JOSEPH R. CORRATO
                                        EXECUTIVE VICE PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER