Form 10-Q
period 2006-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2006-05-15
CIK 1302324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                     TO
                                  ----------------       ----------------------
  COMMISSION FILE NUMBER: 000-51214
                         -----------


                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in Its Charter)

         PENNSYLVANIA                                             68-0593604
  (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

         1834 OREGON AVENUE
      PHILADELPHIA, PENNSYLVANIA                                     19145
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

Large accelerated filer |_|   Accelerated filer  |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                          |_|  Yes        |X|  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2006: 12,301,050

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Condensed Financial Statements

               Unaudited Consolidated Statements of Financial Condition

               as of March 31, 2006 and September 30, 2005                                2

               Unaudited Consolidated Statements of Income for the Three
               and Six Months Ended March 31, 2006 and 2005                               3

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity and Comprehensive Income for the Six Months Ended
               March 31, 2006 and 2005                                                    4

               Unaudited Consolidated Statements of Cash Flows for the Six
               Months Ended March 31, 2006 and 2005                                       5

               Notes to Unaudited Consolidated Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                24

     Item 4.   Controls and Procedures                                                   27

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         28

     Item 1A.  Risk Factors                                                              28

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               28

     Item 3.   Defaults Upon Senior Securities                                           28

     Item 4.   Submission of Matters to a Vote of Security Holders                       28

     Item 5.   Other Information                                                         29

     Item 6.   Exhibits                                                                  29

     SIGNATURES                                                                          30

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                                                                MARCH 31,      SEPTEMBER 30,
                                                                                                  2006              2005
                                                                                              -------------    -------------
ASSETS

Cash and amounts due from depository institutions                                             $   5,655,261    $   5,874,475
Interest-bearing deposits                                                                         3,311,787       20,940,542
                                                                                              -------------    -------------

           Total cash and cash equivalents                                                        8,967,048       26,815,017

Investment securities held to maturity (estimated fair value--March 31, 2006, $131,078,893;
  September 30, 2005, $128,046,676)                                                             135,074,292      129,839,512
Investment securities available for sale (amortized cost--March 31, 2006, $38,007,194;
  September 30, 2005, $38,007,143)                                                               38,494,725       38,584,474
Mortgage-backed securities held to maturity (estimated fair value--
  March 31, 2006, $60,482,359; September 30, 2005, $67,123,458)                                  60,484,994       66,827,615
Loans receivable--net of allowance for loan losses (March 31, 2006, $557,956;
  September 30, 2005, $557,956)                                                                 194,399,145      175,090,988
Accrued interest receivable:
  Loans receivable                                                                                1,067,117          925,618
  Mortgage-backed securities                                                                        262,452          290,650
  Investment securities                                                                           1,658,504        1,583,442
Real estate owned                                                                                      --            360,284
Federal Home Loan Bank stock--at cost                                                             1,681,900        1,811,500
Office properties and equipment--net                                                              1,676,036        1,746,599
Prepaid expenses and other assets                                                                 6,795,322        2,658,636
Deferred income taxes, net                                                                          114,853           57,628
                                                                                              -------------    -------------

TOTAL ASSETS                                                                                  $ 450,676,388    $ 446,591,963
                                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                      $   4,141,797    $   3,440,681
     Interest-bearing                                                                           338,895,025      333,027,159
                                                                                              -------------    -------------
           Total deposits                                                                       343,036,822      336,467,840
  Advances from Federal Home Loan Bank                                                           13,803,701       13,823,411
  Accrued interest payable                                                                        1,098,073        1,924,883
  Advances from borrowers for taxes and insurance                                                 1,185,941        1,113,835
  Accounts payable and accrued expenses                                                             885,895        1,954,890
  Accrued dividend payable                                                                          475,154          481,806
                                                                                              -------------    -------------

           Total liabilities                                                                    360,485,586      355,766,665
                                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                          --               --
   Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
     outstanding - 12,362,650 at March 31, 2006 and 12,497,450 at September 30, 2005                125,638          125,638
   Additional paid-in capital                                                                    54,759,747       54,733,760
   Unearned ESOP shares                                                                          (4,238,056)      (4,349,611)
   Treasury stock, at cost:  201,100 shares at March 31, 2006
     and 66,300 shares at September 30, 2005                                                     (2,452,347)        (654,415)
   Retained earnings                                                                             41,678,925       40,594,661
   Accumulated other comprehensive income                                                           316,895          375,265
                                                                                              -------------    -------------

           Total stockholders' equity                                                            90,190,802       90,825,298
                                                                                              -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 450,676,388    $ 446,591,963
                                                                                              =============    =============

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                           ---------------------------    ----------------------------
                                              2006            2005            2006           2005
                                           ------------   ------------    ------------    ------------
INTEREST INCOME:
  Interest and fees on loans               $  3,075,025   $  2,351,962    $  5,955,692    $  4,641,240
  Interest on mortgage-backed securities        806,461        971,950       1,651,779       2,004,751
  Interest and dividends on investments       2,039,839      1,799,735       4,100,097       3,471,350
                                           ------------   ------------    ------------    ------------

          Total interest income               5,921,325      5,123,647      11,707,568      10,117,341
                                           ------------   ------------    ------------    ------------

INTEREST EXPENSE:
  Interest on deposits                        2,562,959      2,099,725       4,988,302       4,139,194
  Interest on borrowings                        190,850        191,086         385,940         386,411
                                           ------------   ------------    ------------    ------------

          Total interest expense              2,753,809      2,290,811       5,374,242       4,525,605
                                           ------------   ------------    ------------    ------------

NET INTEREST INCOME                           3,167,516      2,832,836       6,333,326       5,591,736

PROVISION FOR LOAN LOSSES                          --             --              --              --
                                           ------------   ------------    ------------    ------------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                             3,167,516      2,832,836       6,333,326       5,591,736
                                           ------------   ------------    ------------    ------------

NON-INTEREST INCOME:
  Fees and other service charges                132,670        117,018         277,915         248,950
  Gain on sale of real estate owned              99,553           --            99,553            --
  Other                                          67,071         20,213          92,566          52,568
                                           ------------   ------------    ------------    ------------

          Total non-interest income             299,294        137,231         470,034         301,518
                                           ------------   ------------    ------------    ------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits              1,125,529        971,940       2,217,463       1,984,612
  Data processing                               114,433        123,198         241,227         248,147
  Office occupancy                               78,903         74,931         149,370         146,486
  Depreciation                                   59,359         64,445         121,036         132,822
  Payroll taxes                                  80,457         69,242         143,192         128,253
  Director compensation                          70,025         57,625         139,175         106,249
  Professional services                         150,688         42,500         226,819          84,998
  Litigation (recovery) expense                    --          (49,206)           --           125,000
  Other                                         325,762        246,536         594,800         507,807
                                           ------------   ------------    ------------    ------------

           Total non-interest expenses        2,005,156      1,601,211       3,833,082       3,464,374
                                           ------------   ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                    1,461,654      1,368,856       2,970,278       2,428,880
                                           ------------   ------------    ------------    ------------

INCOME TAXES:
  Current                                       439,590        431,759         954,851         718,479
  Deferred expense (benefit)                     67,280         42,990         (25,798)        119,068
                                           ------------   ------------    ------------    ------------

          Total                                 506,870        474,749         929,053         837,547
                                           ------------   ------------    ------------    ------------

NET INCOME                                 $    954,784   $    894,107    $  2,041,225    $  1,591,333
                                           ============   ============    ============    ============

BASIC EARNINGS PER SHARE (1)               $       0.08            N/A    $       0.17             N/A

DILUTED EARNINGS PER SHARE (1)             $       0.08            N/A    $       0.17             N/A

--------------------------------------------------------------------------------

(1) Due to timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for the 2005 periods are not considered meaningful and are not shown. See Note 2 to the unaudited consolidated financial statements.

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------



                                                          ADDITIONAL       UNEARNED
                                            COMMON         PAID-IN           ESOP          TREASURY       RETAINED
                                             STOCK         CAPITAL          SHARES           STOCK        EARNINGS
                                         ------------    ------------    ------------    ------------    ------------
 BALANCE, OCTOBER 1, 2005                $    125,638    $ 54,733,760    $ (4,349,611)   $   (654,415)   $ 40,594,661

 Comprehensive income:

    Net income                                                                                              2,041,225

    Net unrealized holding loss on
      available for sale securities
      arising during the period, net
      of income tax benefit of $31,430


    Comprehensive income


Cash dividend ($.08 per share)                                                                               (956,961)

Treasury stock purchased                                                                   (1,797,932)

 ESOP shares committed to
     be released                                               25,987         111,555
                                                         ------------     ------------


 BALANCE, March 31, 2006                 $    125,638    $ 54,759,747    $ (4,238,056)   $ (2,452,347)   $ 41,678,925
                                         ============    ============    ============    ============    ============


(table continued)


                                         ACCUMULATED
                                           OTHER         TOTAL
                                        COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                           INCOME         EQUITY          INCOME
                                        -------------  -------------  ---------------

 BALANCE, OCTOBER 1, 2005               $    375,265   $ 90,825,298

 Comprehensive income:

    Net income                                            2,041,225       2,041,225

    Net unrealized holding loss on
      available for sale securities
      arising during the period, net
      of income tax benefit of $31,430       (58,370)       (58,370)         (58,370)
                                                                           ---------

    Comprehensive income                                                $  1,982,855
                                                                        ============

Cash dividend ($.08 per share)                              (956,961)

Treasury stock purchased                                  (1,797,932)

 ESOP shares committed to
     be released                                             137,542
                                                        ------------


 BALANCE, March 31, 2006                $    316,895   $ 90,190,802
                                        ============   ============




                                                                                                                ACCUMULATED
                                                        ADDITIONAL       UNEARNED                                   OTHER
                                          COMMON          PAID-IN          ESOP         TREASURY   RETAINED      COMPREHENSIVE
                                           STOCK          CAPITAL         SHARES         STOCK      EARNINGS         INCOME
                                        ------------    -----------     ------------   ----------  ---------    ------------
BALANCE, OCTOBER 1, 2004                $       --      $       --      $       --      $    --   $ 38,266,698   $    831,839

Comprehensive income:

   Net income                                                                                        1,591,333

   Net unrealized holding loss on
     available for sale securities
     arising during the period, net
     of income tax benefit of $87,394                                                                                (162,303)


   Comprehensive income


   Capitalization of mutual holding                                                                    (100,000)
     company

   Issuance of common stock                  125,638      54,724,693

   Purchase of ESOP shares                                                (4,461,166)

BALANCE, March 31, 2005                 $    125,638    $ 54,724,693    $ (4,461,166)   $    --   $ 39,758,031   $    669,536
                                        ============    ============    ============    =======   ============   ============


See notes to unaudited consolidated financial statements.


(table continued)


                                         TOTAL
                                      STOCKHOLDERS'       COMPREHENSIVE
                                         EQUITY              INCOME
                                      --------------   -----------------
BALANCE, OCTOBER 1, 2004                $ 39,098,537

Comprehensive income:

   Net income                               1,591,333       1,591,333

   Net unrealized holding loss on
     available for sale securities
     arising during the period, net
     of income tax benefit of $87,394        (162,303)       (162,303)
                                                         ------------

   Comprehensive income                                  $  1,429,030
                                                         ============

   Capitalization of mutual holding          (100,000)
     company

   Issuance of common stock                54,850,331

   Purchase of ESOP shares                 (4,461,166)

BALANCE, March 31, 2005                 $ 90,816,732
                                        ============

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ----------------------------
                                                                             2006             2005
                                                                          ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                              $  2,041,225    $  1,591,333
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses                                                     --              --
    Depreciation                                                               121,036         132,822
    Net accretion of premiums/discounts                                        (23,303)        (42,957)
    Net accretion of deferred loan fees and costs                             (156,089)       (173,387)
    Amotization of ESOP                                                        137,542            --
    Gain on sale of real estate owned                                          (99,553)           --
    Deferred income tax (benefit) expense                                      (25,798)        119,068
    Changes in assets and liabilities which (used) provided cash:
      Accounts payable and accrued expenses                                 (1,075,646)       (692,352)
      Accrued interest payable                                                (826,810)     (1,057,598)
      Prepaid expenses and other assets                                     (4,136,686)        425,438
      Accrued interest receivable                                             (188,360)        (30,353)
                                                                          ------------    ------------
               Net cash (used in) provided by operating activities          (4,232,442)        272,014
                                                                          ------------    ------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                        (6,226,562)    (22,449,750)
  Loans originated or acquired                                             (37,892,819)    (36,267,944)
  Principal collected on loans                                              18,740,751      23,876,376
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                        6,357,654       9,118,803
  Proceeds from calls of investment securities held to maturity              1,000,000      23,268,182
  Proceeds from calls/sales of investment securities available for sale           --         1,000,000
  Purchase of Federal Home Loan Bank stock                                        --           (18,300)
  Proceeds from redemption of Federal Home Loan Bank stock                     129,600         427,800
  Proceeds from the sale of real estate owned                                  459,837         125,000
  Purchases of equipment                                                       (50,473)        (54,939)
                                                                          ------------    ------------
               Net cash used in investing activities                       (17,482,012)       (974,772)
                                                                          ------------    ------------
FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts,
     and savings accounts                                                   (3,793,274)     (3,558,795)
  Net increase (decrease) in certificates of deposit                        10,362,256      (9,294,855)
  Repayment of advances from Federal Home Loan Bank                            (19,710)        (19,241)
  Increase in advances from borrowers for taxes and insurance                   72,106          70,263
  Proceeds from stock issuance, net of conversion costs                           --        54,850,331
  Capitalization of mutual holding company                                        --          (100,000)
  Cash dividend paid                                                          (956,961)           --
  Purchase of treasury stock                                                (1,797,932)           --
                                                                          ------------    ------------
               Net cash provided by financing activities                     3,866,485      41,947,703
                                                                          ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (17,847,969)     41,244,945

CASH AND CASH EQUIVALENTS--Beginning of year                                26,815,017      10,060,761
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS--End of year                                    $  8,967,048    $ 51,305,706
                                                                          ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                       $  6,201,051    $  5,583,202
                                                                          ============    ============

  Income taxes paid                                                       $  1,061,000    $    616,780
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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank with six full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements for the periods prior to the reorganization are the financial statements of the Bank. The Bank is principally in the business of attracting deposits from residents of its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans.

      Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 55.9% (6,910,062 shares) of the Company's outstanding common stock as of March 31, 2006 and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

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

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2005.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company's financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

      DIVIDEND PAYABLE - On March 15, 2006, the Company's Board of Directors declared a quarterly cash dividend of $.04 on the common stock of the Company payable on April 28, 2006 to the shareholders of record at the close of business on April 13, 2006, which resulted in a payable of $475,154 at March 31, 2006. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

      EMPLOYEE STOCK OWNERSHIP PLAN - In fiscal 2005, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock for approximately $4.5 million. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2006, the Company had allocated a total of 16,965 shares from the suspense account to participants and committed to release an additional 5,655 shares. For the six months ended March 31, 2006, the Company recognized $137,542 in compensation expense related to the plan.

      TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. In April 2006, the Company announced the commencement of its second stock repurchase program of up to an additional 269,000 shares or approximately 5% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company. The Company's second repurchase program will commence upon completion of its first repurchase program covering 277,000 shares. The average cost per share of the 201,000 shares which had been repurchased as of March 31, 2006 was $12.20 per share.

      COMPREHENSIVE INCOME--The Company presents in the consolidated statement of changes in stockholders' equity and comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to retained earnings. For the six months ended March 31, 2006 and 2005 the only components of comprehensive income were net income and unrealized holding losses, net of income tax benefit, on available for sale securities. Comprehensive income totaled $1,982,855 and $1,429,030 for the six months ended March 31, 2006 and 2005.

      RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company did not issue and does not have outstanding any stock-based compensation as of March 31, 2006, other than the ESOP which is a tax-qualified plan and is not subject to the Statement.

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

      In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 ("SFAS 140" and "SFAS 156"). SFAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS 156 for the fiscal year beginning October 1, 2006 and currently has not determined if it will adopt SFAS 156 using the fair value election.

      RECLASSIFICATIONS- Certain reclassifications have been made to the September 30, 2005 consolidated financial statements to conform to the March 31, 2006 presentation. Such reclassifications had no impact on reported net income.

2.    EARNINGS PER SHARE

      Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus common share equivalents ("CSEs") that would arise from the exercise or issuance of dilutive securities. As of March 31, 2006, the Company did not issue and does not have outstanding any CSEs. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's subscription offering on March 29, 2005, earnings per share data for the 2005 periods are not considered meaningful and are not shown.

      The calculated basic and diluted earnings per share are as follows:

                                              FOR THE THREE MONTHS ENDED
                                                  MARCH 31, 2006
                                              --------------------------
                                                 BASIC        DILUTED
                                              -----------   -----------

Net income                                    $   954,784   $   954,784

Weighted average shares outstanding used in
    basic earnings per share computation       12,029,487    12,029,487
Effect of CSEs                                       --            --
                                              -----------   -----------
Adjusted weighted average shares used in
    diluted earnings per share computation     12,029,487    12,029,487
                                              -----------   -----------

Earnings per share - basic and diluted        $      0.08   $      0.08
                                              ===========   ===========




                                              FOR THE SIX MONTHS ENDED
                                                   MARCH 31, 2006
                                              -------------------------
                                                BASIC         DILUTED
                                              -----------   -----------

Net income                                    $ 2,041,225   $ 2,041,225

Weighted average shares outstanding used in
    basic earnings per share computation       12,044,108    12,044,108
Effect of CSEs                                       --            --
                                              -----------   -----------
Adjusted weighted average shares used in
    diluted earnings per share computation     12,044,108    12,044,108
                                              -----------   -----------

Earnings per share - basic and diluted        $      0.17   $      0.17
                                              ===========   ===========

3.    INVESTMENT SECURITIES

      The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                      MARCH 31, 2006
                                               ------------------------------------------------------------
                                                                   GROSS         GROSS         ESTIMATED
                                                  AMORTIZED      UNREALIZED     UNREALIZED       FAIR
                                                    COST           GAINS          LOSSES         VALUE
                                                 ------------   ------------   ------------    ------------
Securities Held to Maturity:
  Debt securities - U.S. Treasury securities
   and securities of U.S. Government agencies    $132,189,829   $       --     $ (3,927,403)   $128,262,426
  Debt securities - Municipal bonds                 2,884,463          1,134        (69,130)      2,816,467
                                                 ------------   ------------   ------------    ------------

           Total securities held to maturity     $135,074,292   $      1,134   $ (3,996,533)   $131,078,893
                                                 ============   ============   ============    ============

Securities Available for Sale:
  Debt securities - U.S. Treasury securities
    and securities of U.S. Government agencies   $  2,998,748   $       --     $   (104,998)   $  2,893,750
  FNMA stock                                               84          6,084           --             6,168
  Mutual fund                                      34,982,453           --       (1,000,364)     33,982,089
  FHLMC preferred stock                                25,909      1,586,809           --         1,612,718
                                                 ------------   ------------   ------------    ------------

           Total securities available for sale   $ 38,007,194   $  1,592,893   $ (1,105,362)   $ 38,494,725
                                                 ============   ============   ============    ============



                                                                    SEPTEMBER 30, 2005
                                               ------------------------------------------------------------
                                                                    GROSS          GROSS        ESTIMATED
                                                   AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                                      COST          GAINS          LOSSES         VALUE
                                                 ------------   ------------   -----------    ------------
Securities Held to Maturity:
  Debt securities - U.S. Treasury securities
   and securities of U.S. Government agencies    $126,955,087   $      8,640   $ (1,764,472)   $125,199,255
  Debt securities - Municipal bonds                 2,884,425          6,889        (43,893)      2,847,421
                                                 ------------   ------------   ------------    ------------

           Total securities held to maturity     $129,839,512   $     15,529   $ (1,808,365)   $128,046,676
                                                 ============   ============   ============    ============

Securities Available for Sale:
  Debt securities - U.S. Treasury securities
    and securities of U.S. Government agencies   $  2,998,697   $       --     $    (34,946)   $  2,963,751
  FNMA stock                                               84          5,294           --             5,378
  Mutual fund                                      34,982,453           --         (859,797)     34,122,656
  FHLMC preferred stock                                25,909      1,466,780           --         1,492,689
                                                 ------------   ------------   ------------    ------------

           Total securities available for sale   $ 38,007,143   $  1,472,074   $   (894,743)   $ 38,584,474
                                                 ============   ============   ============    ============

      The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2006:

                                                            LESS THAN 12 MONTHS         MORE THAN 12 MONTHS
                                                        -------------------------    ------------------------
                                                           GROSS      ESTIMATED        GROSS      ESTIMATED
                                                        UNREALIZED      FAIR         UNREALIZED     FAIR
                                                          LOSSES       VALUE           LOSSES      VALUE
                                                        -----------   -----------   -----------   -----------
Securities held to maturity:
   Mortgage-backed securities                           $   389,726   $21,738,393   $    95,314   $ 2,095,413

   U.S. Treasury and U.S. Government agencies             1,517,265    67,749,541     2,410,138    60,512,885
   Municipal bonds                                           12,037       462,964        57,093     1,107,370
                                                        -----------   -----------   -----------   -----------

           Total securities held to maturity              1,919,028    89,950,898     2,562,545    63,715,668
                                                        -----------   -----------   -----------   -----------

Securities available for sale:
   U.S. Treasury and U.S. Government agencies                83,748     1,915,000        21,250       978,750
   Mutual fund                                                 --            --       1,000,364    33,982,089
                                                        -----------   -----------   -----------   -----------

           Total securities available for sale               83,748     1,915,000     1,021,614    34,960,839
                                                        -----------   -----------   -----------   -----------

Total                                                   $ 2,002,776   $91,865,898   $ 3,584,159   $98,676,507
                                                        ===========   ===========   ===========   ===========




      The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005:

                                                              LESS THAN 12 MONTHS         MORE THAN 12 MONTHS
                                                          -------------------------    ------------------------
                                                             GROSS      ESTIMATED        GROSS      ESTIMATED
                                                          UNREALIZED      FAIR         UNREALIZED     FAIR
                                                            LOSSES       VALUE           LOSSES      VALUE
                                                          -----------   -----------   -----------   -----------
Securities held to maturity:
   Mortgage-backed securities                             $    197,807   $ 21,001,912   $    298,165   $  7,012,162
   U.S. Treasury and U.S. Government agencies                  584,260     78,824,578      1,180,212     42,368,882
   Municipal bonds                                               4,750        470,250         39,143      1,125,283
                                                          ------------   ------------   ------------   ------------

           Total securities held to maturity                   786,817    100,296,740      1,517,520     50,506,327
                                                          ------------   ------------   ------------   ------------

Securities available for sale:
   U.S. Treasury and U.S. Government agencies                   34,946      2,963,750           --             --
   Mutual fund                                                    --             --          859,797     34,122,656
                                                          ------------   ------------   ------------   ------------

           Total securities available for sale                  34,946      2,963,750        859,797     34,122,656
                                                          ------------   ------------   ------------   ------------

Total                                                     $    821,763   $103,260,490   $  2,377,317   $ 84,628,983
                                                          ============   ============   ============   ============

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security's market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security's unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than temporary.


At March 31, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 72 securities having an aggregate depreciation of 3.5% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 92 securities having an aggregate depreciation of 2.1% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low risk securities from U.S. Government agencies. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's consolidated financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        MARCH 31, 2006
                                   --------------------------------------------------------
                                          HELD TO MATURITY           AVAILABLE FOR SALE
                                   --------------------------    --------------------------
                                                   ESTIMATED                     ESTIMATED
                                   AMORTIZED         FAIR         AMORTIZED        FAIR
                                      COST           VALUE           COST          VALUE
                                   ------------   ------------   ------------   ------------
Due within one year                $ 12,000,000   $ 11,936,250   $       --     $       --
Due after one through five years     33,797,386     33,139,302           --             --
Due after five through ten years     43,348,957     42,165,928      1,000,000        978,750
Due after ten years                  45,927,949     43,837,413      1,998,748      1,915,000
                                   ------------   ------------   ------------   ------------

Total                              $135,074,292   $131,078,893   $  2,998,748   $  2,893,750
                                   ============   ============   ============   ============

                                                        SEPTEMBER 30, 2005
                                      -------------------------------------------------------
                                              HELD TO MATURITY           AVAILABLE FOR SALE
                                    --------------------------   ----------------------------
                                                   ESTIMATED                      ESTIMATED
                                    AMORTIZED         FAIR        AMORTIZED          FAIR
                                       COST          VALUE          COST            VALUE
                                   ------------   ------------   ------------   ------------
Due within one year                $  4,000,000   $  3,976,875   $       --     $       --
Due after one through five years     40,568,573     40,172,591           --             --
Due after five through ten years     41,342,845     40,907,632      1,000,000        988,125
Due after ten years                  43,928,094     42,989,578      1,998,697      1,975,626
                                   ------------   ------------   ------------   ------------

Total                              $129,839,512   $128,046,676   $  2,998,697   $  2,963,751
                                   ============   ============   ============   ============


4.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities held to maturity are summarized as follows:

                                                      MARCH 31, 2006
                                   ------------------------------------------------------
                                                  GROSS         GROSS         ESTIMATED
                                    AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                      COST        GAINS        LOSSES           VALUE
                                  -----------   -----------   -----------    -----------
GNMA pass-through certificates    $56,262,906   $   476,413   $  (457,279)   $56,282,040
FNMA pass-through certificates      1,765,997           436        (8,860)     1,757,573
FHLMC pass-through certificates     2,456,091         5,556       (18,901)     2,442,746
                                  -----------   -----------   -----------    -----------

Total                             $60,484,994   $   482,405   $  (485,040)   $60,482,359
                                  ===========   ===========   ===========    ===========

                                                      SEPTEMBER 30, 2005
                                   ------------------------------------------------------
                                                  GROSS         GROSS         ESTIMATED
                                    AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                      COST        GAINS        LOSSES           VALUE
                                  -----------   -----------   -----------    -----------
GNMA pass-through certificates    $62,448,606   $   775,039   $  (445,674)   $62,777,971
FNMA pass-through certificates      1,837,531         4,618       (32,129)     1,810,020
FHLMC pass-through certificates     2,541,478        12,158       (18,169)     2,535,467
                                  -----------   -----------   -----------    -----------

Total                             $66,827,615   $   791,815   $  (495,972)   $67,123,458
                                  ===========   ===========   ===========    ===========


      See Note 3 for information regarding the Company's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at March 31, 2006.

5.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                              MARCH 31,       SEPTEMBER 30,
                                                2006              2005
                                            -------------    -------------

One-to-four family residential              $ 141,955,038    $ 135,393,637
Multi-family residential                        3,133,395        2,541,328
Commercial real estate                         10,136,488        9,874,562
Construction and land development              74,394,972       52,093,242
Commercial business                               166,504          188,429
Consumer                                        1,252,220        1,346,470
                                            -------------    -------------

           Total loans                        231,038,617      201,437,668

  Undisbursed portion of loans-in-process     (36,100,100)     (25,823,681)
  Deferred loan fees                               18,584           34,957
  Allowance for loan losses                      (557,956)        (557,956)
                                            -------------    -------------

Net                                         $ 194,399,145    $ 175,090,988
                                            =============    =============


      The following schedule summarizes the changes in the allowance for loan losses:

                                 SIX MONTHS ENDED
                                    MARCH 31,
                              ---------------------
                                2006       2005
                               --------   --------


Balance, beginning of period   $557,956   $557,956
Provision for loan losses          --         --
Charge-offs                        --         --
Recoveries                         --         --
                               --------   --------

Balance, end of period         $557,956   $557,956
                               ========   ========

      Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at March 31, 2006 and September 30, 2005 amounted to approximately $297,000 and $239,000, respectively.

6.    DEPOSITS

      Deposits consist of the following major classifications:


                                                     MARCH 31,                 SEPTEMBER 30,
                                                      2006                         2005
                                                ---------------------     --------------------
                                                  AMOUNT      PERCENT       AMOUNT      PERCENT
                                                ------------   ------     ------------   ------
Money market deposit accounts                   $ 66,096,893     19.3 %   $ 59,906,583     17.8%
NOW accounts                                      37,397,574     10.9       44,535,148     13.2
Passbook, club and statement savings              84,863,101     24.7       87,709,111     26.1
Certificates maturing in six months or less       45,902,428     13.4       44,709,277     13.3
Certificates maturing over six months or more    108,776,826     31.7       99,607,721     29.6
                                                ------------   ------     ------------   ------

  Total                                         $343,036,822   100.0 %    $336,467,840    100.0%
                                                ============   ======     ============   ======


      At March 31, 2006 and September 30, 2005, the weighted average cost of funds was 3.0% and 2.7%, respectively.

7.    INCOME TAXES

      Items that gave rise to significant portions of deferred income taxes are as follows:

                                                     MARCH 31,  SEPTEMBER 30,
                                                       2006         2005
                                                     --------   ------------
Deferred tax assets:
  Deposit premium                                    $338,526     $362,998
  Allowance for loan losses                           227,490      255,030
  Other                                                39,639       41,092
                                                     --------     --------

  Total                                               605,655      659,120
                                                     --------     --------
Deferred tax liabilities:
  Unrealized gain on available for sale securities    170,636      202,066
  Property                                            304,465      363,009
  Mortgage servicing rights                            10,756       11,978
  Deferred loan fees                                    4,945       10,466
  Employee stock ownership plan                          --         13,973
                                                     --------     --------

Total                                                 490,802      601,492
                                                     --------     --------

Net deferred tax asset                               $114,853     $ 57,628
                                                     ========     ========


8.    COMMITMENTS AND CONTINGENT LIABILITIES

      At March 31, 2006, the Company had $18,024,620 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.50% to 8.50%. At September 30, 2005, the Company had $21,371,785 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.50% to 7.75%.

      The Company also had commitments under unused lines of credit of $6,624,800 and $5,966,399 at March 31, 2006 and September 30, 2005 and
      letters of credit outstanding of $110,000 at both March 31, 2006 and September 30, 2005.

      In fiscal 2003, a trial court issued a decision against the Bank (along with other defendants) holding the defendants liable for amounts to be paid to the plaintiff. The Bank filed an appeal to the Pennsylvania Superior Court. On April 7, 2004, the Superior Court upheld the trial court's judgment order to pay the plaintiff. During fiscal 2004, an amount from escrow of $194,322 was released and paid to the plaintiff. Pursuant to the judgment, the Bank sustained a loss in fiscal 2005 in the amount of $404,013, of which $150,000 was reimbursed by the Bank's insurance carrier. The Bank has authorized the Bank's insurance carrier to recover these amounts from the other defendants in the case. No amounts had been recovered as of March 31, 2006.

      Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Company's sales of whole loans and participation interests. At March 31, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. Prudential Bancorp, Inc. of Pennsylvania (the "Company") was formed by Prudential Savings Bank (the "Bank") in connection with the Bank's reorganization into the mutual holding company form. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank's primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a subsidiary of the Bank. PSB Delaware, Inc. is a Delaware holding company and its principal business is to hold certain investments of the Bank. During March 2006, all mortgaged backed securities owned by the Company were transferred to PSB Delaware, Inc. The activity of PSB Delaware, Inc. is included as part of the consolidation financial statements.

CRITICAL ACCOUNTING POLICIES. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended September 30, 2005. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND SEPTEMBER 30, 2005

The Company's total assets increased by $4.1 million or 0.9% to $450.7 million at March 31, 2006 from September 30, 2005. The increase was primarily due to an increase in net loans receivable, partially offset by decreases in cash and cash equivalents. Our net loan portfolio experienced a $19.3 million or 11.0% increase to $194.4 million as we continued our emphasis on growing the loan portfolio. The majority of the growth in the loan portfolio was concentrated in single-family construction and residential mortgage loans. The decrease in cash and cash equivalents of $17.8 million to $9.0 million at March 31, 2006 reflected the systematic investment of funds received in the subscription offering in loans and other higher yielding investments. In addition, a portion of the decrease in cash and cash equivalents reflected the purchase of $5.0 million of bank owned life insurance ("BOLI"). The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. The BOLI is included in other assets at its cash surrender value.

At March 31, 2006, total deposits increased $6.6 million or 2.0% to $343.0 million from $336.5 million as of September 30, 2005. The majority of the increase was due to a $10.4 million increase in certificates of deposits. This increase resulted primarily from a more aggressive deposit pricing strategy and increased customer demand for attractive short-term investments.

Stockholders' equity decreased by $634,000 to $90.2 million at March 31, 2006 as compared to $90.8 million at September 30, 2005 primarily due to the repurchase of shares of common stock at a total cost of $1.8 million and the payment of $957,000 in dividends, offset in part by $2.0 million in net income for the six months ended March 31, 2006.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

NET INCOME. Net income for the quarter ended March 31, 2006 was $955,000, an increase of $61,000, or 6.8%, as compared to net income of $894,000 for the same period in 2005. The increase was primarily due to a $335,000 increase in net interest income and a $162,000 increase in non-interest income offset in part by a $404,000 increase in non-interest expense.

Net income for the six months ended March 31, 2006 was $2.0 million, an increase of $450,000, or 28.3%, as compared to net income of $1.6 million for the same period in 2005. The increase was primarily due to a $742,000 increase in net interest income offset in part by a $369,000 increase in non-interest expenses.

NET INTEREST INCOME. Net interest income increased $335,000 or 11.8% to $3.2 million for the three months ended March 31, 2006 as compared to $2.8 million for the same period in 2005. The increase was primarily due to a $798,000 or 15.6% increase in interest income partially offset by a $463,000 or 20.2% increase in interest expense. The increase in interest income resulted from an increase of $14.5 million or 3.5% in the average balance of interest-earning assets for the three months ended March 31, 2006, as compared to the same period in 2005. The weighted average yield earned on such assets increased by 58 basis points to 5.49% in the quarter ended March 31, 2006 from the comparable period in 2005. The increase in interest expense primarily resulted from a 55 basis point increase to 3.14% in the weighted average rate of interest paid on interest-bearing liabilities offset in part by a $2.9 million, or 0.8% decrease in the average balance of interest-bearing liabilities for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in the weighted average cost of interest-bearing liabilities reflected the effect of the prevailing market rates of interest.

For the six months ended March 31, 2006, net interest income increased $742,000 or 13.3% to $6.3 million as compared to $5.6 million for the same period in 2005. The increase was primarily due to a $1.6 million or 15.7% increase in interest income partially offset by an $849,000 or 18.8% increase in interest expense. The increase in interest income resulted from an increase of $26.8 million or 6.6% in the average balance of interest-earning assets for the six months ended March 31, 2006, as compared to the same period in 2005. The weighted average yield earned on such assets increased by 43 basis points to 5.41% in the six month period ended March 31, 2006 from the comparable period in 2005. The increase in interest expense primarily resulted from a 56 basis point increase to 3.08% in the weighted average rate of interest paid on interest-bearing liabilities offset in part by a $9.0 million, or 2.5% decrease in the average balance of interest-bearing liabilities for the six months ended March 31, 2006 as compared to the same period in 2005.


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

                                                                                   Three Months Ended March 31,
                                                                  ------------------------------------------------------------------
                                                                          2006                                  2005
                                                   Yield/Rate     ------------------------------------------------------------------
                                                 At March 31,  Average                  Average     Average               Average
                                                     2006      Balance     Interest    Yield/Rate    Balance   Interest   Yield/Rate
                                                ------------------------------------------------------------------------------------

                                                                                       (Dollars in Thousands)
Interest-earning assets:
Investment securities                               4.54%     $175,420    $  1,988       4.53%     $151,757    $  1,615      4.26%
Mortgage-backed securities                          5.30        62,311         806       5.17        74,493         972      5.22
Loans receivable(1)                                 6.33       189,107       3,075       6.50       156,330       2,352      6.02
Other interest-earning assets                       4.63         4,816          52       4.32        34,535         185      2.14
                                                              ---------------------                 -------------------
    Total interest-earning assets                   5.46       431,654       5,921       5.49       417,115       5,124      4.91
                                                                           --------     ------                 --------     -------
Cash and non-interest-bearing balances                           4,738                                4,989
Other non-interest-earning assets                               11,199                                6,764
                                                              --------                             --------
    Total assets                                              $447,591                             $428,868
                                                              ========                             ========
Interest-bearing liabilities:
Savings accounts                                    2.98      $ 83,224         626       3.01      $ 93,628         515      2.20
Money market deposit and NOW accounts               2.97       100,531         745       2.96       101,295         500      1.97
Certificates of deposit                             3.07       152,036       1,189       3.13       143,822       1,082      3.01
                                                              --------------------                 -------------------
    Total deposits                                  3.02       335,791       2,560       3.05       338,745       2,097      2.48
Advances from Federal Home Loan Bank                5.53        13,807         191       5.53        13,846         191      5.52
Advances from borrowers for taxes and
    insurance                                       1.01         1,690           3       0.71         1,634           3      0.73
                                                                -------------------                  -------------------


    Total interest-bearing liabilities              3.11       351,288       2,754       3.14       354,225       2,291      2.59
                                                                           --------     ------                 --------     -------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                             3,678                               31,778
Other liabilities                                                1,861                                1,770
                                                              --------                             --------
    Total liabilities                                          356,827                              387,773
Stockholders' equity                                            90,764                               41,096
                                                              --------                             --------
    Total liabilities and stockholders' equity                $447,591                            $ 428,869
                                                              ========                             ========
Net interest-earning assets                                   $ 80,366                            $  62,890
                                                              ========                             ========
Net interest income; interest rate spread           2.35%                $   3,167       2.35%                 $  2,833      2.33%
                                                 =======                 =========      ======                 ========     =====
Net interest margin(2)                                                                   2.93%                               2.72%
                                                                                        ======                              =====

Average interest-earning assets to average
    interest-bearing liabilities                                           122.88%                              117.75%
                                                                         --------                              --------


----------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)   Equals net interest income divided by average interest-earning assets.

                                                                                   Six Months Ended March 31,
                                                                  ------------------------------------------------------------------
                                                                          2006                                  2005
                                                   Yield/Rate     ------------------------------------------------------------------
                                                 At March 31,  Average                  Average     Average               Average
                                                     2006      Balance     Interest    Yield/Rate    Balance   Interest   Yield/Rate
                                                ------------------------------------------------------------------------------------

                                                                                       (Dollars in Thousands)
Interest-earning assets:
Investment securities                               4.43%     $173,443    $  3,884       4.48%     $152,026    $  3,260      4.29%
Mortgage-backed securities                          5.43        63,878       1,652       5.17        76,829       2,005      5.22
Loans receivable(1)                                 6.13       184,504       5,955       6.46       156,501       4,641      5.93
Other interest-earning assets                       4.63        10,966         216       3.94        20,599         211      2.05
                                                              --------------------                 -------------------
    Total interest-earning assets                   5.40       432,791      11,707       5.41       405,955      10,117      4.98
                                                                           --------     ------                 --------     -------
Cash and non-interest-bearing balances                           4,620                                5,511
Other non-interest-earning assets                                19,300                               6,799
                                                              --------                             --------
    Total assets                                              $446,711                             $418,265
                                                              ========                             ========
Interest-bearing liabilities:
Savings accounts                                    2.86      $ 84,014       1,198       2.85      $ 93,814         930      1.98
Money market deposit and NOW accounts               2.95       101,614       1,479       2.91       103,147       1,015      1.97
Certificates of deposit                             2.98       148,489       2,306       3.11       146,226       2,189      2.99
                                                              --------------------                 -------------------
    Total deposits                                  2.94       334,117       4,983       2.98       343,187       4,134      2.41
Advances from Federal Home Loan Bank                5.59        13,812         386       5.59        13,851         386      5.57
Advances from borrowers for taxes and
    insurance                                       0.84         1,544           5       0.65         1,484           6      0.81
                                                               -------------------                  -------------------


    Total interest-bearing liabilities              3.04       349,473       5,374       3.08       358,522       4,526      2.52
                                                                           -------      ------                 --------     -------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                             2,981                               17,031
Other liabilities                                                3,006                                2,414
                                                              --------                             --------
    Total liabilities                                          355,460                              377,967
Stockholders' equity                                            91,251                               40,297
                                                              --------                             --------
    Total liabilities and stockholders' equity                $446,711                            $ 418,264
                                                              ========                             ========
Net interest-earning assets                                   $ 83,318                            $  47,433
                                                              ========                             ========
Net interest income; interest rate spread           2.36%                $   6,333       2.33%                 $  5,591      2.46%
                                                 =======                 =========      ======                 ========     =====
Net interest margin(2)                                                                   2.93%                               2.75%
                                                                                        ======                              =====

Average interest-earning assets to average
    interest-bearing liabilities                                           123.84%                              113.23%
                                                                         --------                              --------


----------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)   Equals net interest income divided by average interest-earning assets.


PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. For the three months and six months ended March 31, 2006 and 2005, we made no provision for loan losses.

Our allowance for loan losses totaled $558,000 at both March 31, 2006 and September 30, 2005. At March 31, 2006, the Company's non-performing assets totaled $297,000, or .07% of total assets and consisted solely of non-performing residential mortgage loans. There were no REO properties as of March 31, 2006. The allowance for loan losses totaled $558,000 or 0.3% of total loans and 187.9% of non-performing loans.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income increased $162,000 and $169,000 for the three and six months ended March 31, 2006, respectively, as compared to the same periods in 2005. The increases were primarily due to a pre-tax gain on the sale of a real estate owned property of $100,000 and income from BOLI of $51,000.

NON-INTEREST EXPENSES. Non-interest expense increased $404,000 or 25.2% during the three months ended March 31, 2006 compared to the same period in 2005 and increased $369,000 or 10.6% for the six months ended March 31, 2006 as compared to the same period in 2005. The increase for the quarter was primarily due to increases in compensation and benefit expense of $177,000 resulting primarily from an increase in retirement plan expenses and normal merit pay rate increases as well as an $108,000 increase in professional services expense reflecting the increased costs associated with being a public company that were not applicable in the 2005 period. For the six months ended March 31, 2006, the increase reflected increased compensation and benefit expense of $281,000 due primarily to an increase in retirement plan expenses and normal merit pay rate increases, an increase in professional services of $142,000 reflecting the increased costs associated with being a public company that were not applicable in 2005, partially offset by a decrease in litigation expenses from $125,000 in the 2005 period which were not incurred in the 2006 period.

INCOME TAX EXPENSE. Income tax expense for the quarter and six months ended March 31, 2006 amounted to $507,000 and $929,000, respectively, compared to $475,000 and $838,000, respectively, for the quarter and six months ended March 31, 2005. Our effective income tax rate remained stable at 34.7% for the quarters ended March 31, 2006 and 2005. For the six month period ended March 31, 2006, the effective tax rate decreased to 31.3% from 34.4% from the comparable period in 2005. This decrease in the effective tax rate was primarily attributable to tax benefits the Company realized as a result of the adjustment of a valuation allowance during the quarter ended December 31, 2005 that had previously been established for accrued liabilities related to prior period tax accruals.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2006, our cash and cash equivalents amounted to $9.0 million. In addition, our available for sale investment securities amounted to an aggregate of $38.5 million at March 31, 2006.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2006, the Company had $18.0 million in outstanding commitments to originate fixed and variable rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $6.6 million and letters of credit outstanding of $110,000 at March 31, 2006. Certificates of deposit at March 31, 2006 maturing in one year or less totaled $87.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At March 31, 2006 we had $13.8 million in outstanding FHLB advances and we had the ability to obtain up to an additional $191.8 million FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company's and the Bank's regulatory capital ratios as of March 31, 2006 and the Bank's capital ratios as of September 30, 2005 and compares them to current regulatory guidelines.

                                                                                             To Be
                                                                                         Well Capitalized
                                                                    Required for          Under Prompt
                                                                  Capital Adequacy       Corrective Action
                                                    Actual Ratio      Purposes               Provisions
                                                    ------------  ----------------       ----------------
March 31, 2006:
  Tier 1 capital (to average assets)
     The Company                                       20.09%           4.0 %                  N/A
     The Bank                                          14.95%           4.0 %                  5.0 %

  Tier 1 capital (to risk weighted assets)
     The Company                                       43.82%           4.0 %                 N/A
     The Bank                                          32.62%           4.0 %                 6.0 %

  Total capital (to risk weighted assets)
     The Company                                       44.23%           8.0 %                 N/A
     The Bank                                          33.03%           8.0 %                 10.0 %

September 30, 2005:
  Tier 1 capital (to average assets)
     The Company                                       20.98%           4.0 %                 N/A
     The Bank                                          14.55%           4.0 %                 6.0 %

  Tier 1 capital (to risk weighted assets)
     The Company                                       48.54%           4.0 %                 N/A
     The Bank                                          34.71%           4.0 %                 6.0 %

  Total capital (to risk weighted assets)
     The Company                                       48.98%           8.0 %                 N/A
     The Bank                                          35.16%           8.0 %                 10.0 %



IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from
13.08 % to 31.10%. The annual prepayment rate for mortgage-backed securities is assumed to range from 7.02% to 34.08%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.


                                                                 More than      More than     More than
                                                   3 Months       3 Months      1 Year        3 Years       More than     Total
                                                    or Less      to 1 Year      to 3 Years    to 5 Years    5 Years      Amount
                                                  -----------  ------------    -----------   ------------  ----------    --------
                                                                              (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                          $  21,580     $  22,191        $  18,271     $  18,716    $  92,323    $ 173,081
Mortgage-backed securities                            1,993         4,901            6,683        10,726       36,182       60,485
Loans receivable(3)                                  55,849        28,524           43,011        26,169       41,404      194,957
Other interest earning assets                         4,994          --               --            --           --          4,994
                                                  --------------------------------------------------------------------------------
    Total interest-earning assets                 $  84,416     $  55,616        $  67,965     $  55,611    $ 169,909    $ 433,517
                                                  ================================================================================

Interest-bearing liabilities:
Savings accounts                                  $     373     $     262        $  50,727     $  16,909    $  16,909    $  85,180
Money market deposit and NOW accounts                  --          33,048           52,812         6,588        6,588       99,036
Certificates of deposits                             21,469        65,874           54,509        12,827         --        154,679
Advances from Federal Home Loan Bank                   --            --               --          13,000          804       13,804
Advances from borrowers for taxes and insurance        --            --               --            --          1,186        1,186
                                                  --------------------------------------------------------------------------------
    Total interest-bearing liabilities            $  21,842     $  99,184        $ 158,048     $  49,324    $  25,487    $ 353,885
                                                  ================================================================================

Interest-earning assets
   less interest-bearing liabilities              $  62,574     $ (43,568)       $ (90,083)    $   6,287    $ 144,422    $  79,632
                                                  ================================================================================

Cumulative interest-rate sensitivity gap (4)      $  62,574     $  19,006        $ (71,077)    $ (64,790)   $  79,632
                                                  ===================================================================

Cumulative interest-rate gap as a
   percentage of total assets at March 31, 2006       13.88%         4.22%         (15.77)%      (14.38)%     17.67%
                                                  ==================================================================

Cumulative interest-earning assets
   as a percentage of cumulative interest-
   bearing liabilities at March 31, 2006             386.48%       115.70%          74.53%        80.27%     122.50%
                                                  ==================================================================


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

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2006 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

              Change in                                                              NPV as % of Portfolio
           Interest Rates                     Net Portfolio Value                      Value of Assets
                                 ---------------------------------------------------------------------------------
           In Basis Points
            (Rate Shock)             Amount        $ Change        % Change       NPV Ratio     Change
-------------------------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)

                 300                 $ 68,129      $ (32,126)      (32.04)%       17.20%        (5.39)%
                 200                   78,217        (22,038)      (21.98)%       19.02%        (3.57)%
                 100                   89,033        (11,222)      (11.19)%       20.84%        (1.75)%
               Static                 100,255             -            -          22.59%           -
                (100)                 106,288          6,033        6.02%         23.34%          0.75 %


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

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   Purchases of Equity Securities

      The Company's repurchases of its common stock made during the quarter are set forth in the following table.

                                                                        TOTAL NUMBER OF       MAXIMUM NUMBER OF
                                        TOTAL                         SHARES PURCHASED AS    SHARES THAT MAY YET
                                      NUMBER OF                         PART OF PUBLICLY     BE PURCHASED UNDER
                                        SHARES       AVERAGE PRICE     ANNOUNCED PLANS OR        THE PLAN OR
                  PERIOD              PURCHASED     PAID PER SHARE          PROGRAMS             PROGRAMS(1)
                  ------              ---------     --------------          --------             -----------
January 1 - January 31, 2006                 --          $   --                   --                210,700
February 1 - February 28, 2006           37,200           13.11               37,200                173,500
March 1 - March 31, 2006                 97,600           13.43               97,600                 75,900
                                        -------                              -------
Total                                   134,800          $13.33              134,800                 75,900
                                        =======          =======             =======                =======

----------
(1) On May 11, 2005, the Company announced a stock repurchase program to repurchase up to 4.9% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company, or 277,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)   Not applicable.

(b)   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On February 3, 2006, the Company held its first annual meeting of shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of December 16, 2005, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

(b) - (c)

1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors:

                                                                                         FOR         WITHHELD
                                                                                         ---         --------
      NOMINEES FOR ONE-YEAR TERMS EXPIRING IN 2007:
           Jerome R. Balka, Esq.                                                     8,033,561     3,331,885
           A. J. Fanelli                                                             8,212,201     3,153,245
      NOMINEES FOR TWO-YEAR TERMS EXPIRING IN 2008:
           Francis V. Mulcahy                                                        8,213,201     3,152,245
           Joseph W. Packer, Jr.                                                     8,027,349     3,338,097
      NOMINEES FOR THREE-YEAR TERMS EXPIRING IN 2009:
           John P. Judge                                                             8,045,732     3,319,714
           Thomas A. Vento                                                           8,037,301     3,328,145

                                                                                      FOR          AGAINST        ABSTAIN
                                                                                      ---          -------        -------
2.    To ratify the appointment of Deloitte & Touche LLP as independent
      registered public accounting firm for the year ended September 30, 2006      11,125,893      118,035        121,518


(d)   Not applicable.

ITEM 5. OTHER INFORMATION

(a)   Not applicable.

(b)   Not applicable.



ITEM 6. EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
31.1              Section 302 Certification of Chief Executive Officer
31.2              Section 302 Certification of Chief Financial Officer
32.0              Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA





DATE:   MAY 15, 2006               BY: /S/ THOMAS A. VENTO
                                           ----------------------------------
                                        THOMAS A. VENTO
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE:   MAY 15, 2006               BY: /S/ JOSEPH R. CORRATO
                                           ---------------------------------
                                        JOSEPH R. CORRATO
                                        EXECUTIVE VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER