Form 10-Q
period 2006-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2006-08-14
CIK 1302324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________  to________
     Commission file number: 000-51214


                    Prudential Bancorp, Inc. of Pennsylvania
             (Exact Name of Registrant as Specified in Its Charter)

              Pennsylvania                             68-0593604
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2006: 12,129,320

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Condensed Financial Statements

               Unaudited Consolidated Statements of Financial Condition
               as of June 30, 2006 and September 30, 2005                                 2

               Unaudited Consolidated Statements of Income for the Three
               and Nine Months Ended June 30, 2006 and 2005                               3

               Unaudited Consolidated Statement of Changes in Stockholders'
               Equity and Comprehensive Income for the Nine Months Ended
               June 30, 2006 and 2005                                                     4

               Unaudited Consolidated Statements of Cash Flows for the Nine
               Months Ended June 30, 2006 and 2005                                        5

               Notes to Unaudited Consolidated Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                25

     Item 4.   Controls and Procedures                                                   28

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         29

     Item 1A.  Risk Factors                                                              29

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               29

     Item 3.   Defaults Upon Senior Securities                                           29

     Item 4.   Submission of Matters to a Vote of Security Holders                       29

     Item 5.   Other Information                                                         30

     Item 6.   Exhibits                                                                  30

     SIGNATURES                                                                          31

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                  June 30,       September 30,
                                                                                                    2006              2005
                                                                                                -------------    -------------
ASSETS

Cash and amounts due from depository institutions                                               $   5,830,762    $   5,874,475
Interest-bearing deposits                                                                           2,387,241       20,940,542
                                                                                                -------------    -------------

           Total cash and cash equivalents                                                          8,218,003       26,815,017

Investment securities held to maturity (estimated fair value--June 30, 2006, $129,063,336;
  September 30, 2005, $128,046,676)                                                               134,079,087      129,839,512
Investment securities available for sale (amortized cost--June 30, 2006, $38,007,220;
  September 30, 2005, $38,007,143)                                                                 38,293,871       38,584,474
Mortgage-backed securities held to maturity (estimated fair value--
  June 30, 2006, $55,300,181; September 30, 2005, $67,123,458)                                     57,505,584       66,827,615
Loans receivable--net of allowance for loan losses (June 30, 2006, $587,956;
  September 30, 2005, $557,956)                                                                   214,555,106      175,090,988
Accrued interest receivable:
  Loans receivable                                                                                  1,178,682          925,618
  Mortgage-backed securities                                                                          249,363          290,650
  Investment securities                                                                             1,824,432        1,583,442
Real estate owned                                                                                           -          360,284
Federal Home Loan Bank stock--at cost                                                               2,487,000        1,811,500
Office properties and equipment--net                                                                1,744,671        1,746,599
Prepaid expenses and other assets                                                                   6,589,716        2,658,636
Deferred income taxes, net                                                                             31,563           57,628
                                                                                                -------------    -------------

TOTAL ASSETS                                                                                    $ 466,757,078    $ 446,591,963
                                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                        $   4,335,147    $   3,440,681
     Interest-bearing                                                                             339,568,933      333,027,159
                                                                                                -------------    -------------
           Total deposits                                                                         343,904,080      336,467,840
  Advances from Federal Home Loan Bank                                                             28,793,756       13,823,411
  Accrued interest payable                                                                          2,099,764        1,924,883
  Advances from borrowers for taxes and insurance                                                   1,891,759        1,113,835
  Accounts payable and accrued expenses                                                               728,337        1,954,890
  Accrued dividend payable                                                                            471,334          481,806
                                                                                                -------------    -------------

           Total liabilities                                                                      377,889,030      355,766,665
                                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                               -                -
   Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
     outstanding - 12,236,150 at June 30, 2006 and 12,497,450 at September 30, 2005                   125,638          125,638
   Additional paid-in capital                                                                      54,778,607       54,733,760
   Unearned ESOP shares                                                                            (4,182,278)      (4,349,611)
   Treasury stock, at cost:  327,600 shares at June 30, 2006
     and 66,300 shares at September 30, 2005                                                       (4,130,163)        (654,415)
   Retained earnings                                                                               42,089,922       40,594,661
   Accumulated other comprehensive income                                                             186,322          375,265
                                                                                                -------------    -------------

           Total stockholders' equity                                                              88,868,048       90,825,298
                                                                                                -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 466,757,078    $ 446,591,963
                                                                                                =============    =============

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                  Three Months Ended             Nine Months Ended
                                                       June 30,                       June 30,
                                              ---------------------------   ---------------------------
                                                  2006           2005           2006           2005
                                              ------------   ------------   ------------   ------------
INTEREST INCOME:
  Interest and fees on loans                  $  3,379,335   $  2,570,161   $  9,335,027   $  7,211,401
  Interest on mortgage-backed securities           769,429        910,868      2,421,208      2,915,620
  Interest and dividends on investments          2,086,458      1,932,482      6,186,554      5,403,831
                                              ------------   ------------   ------------   ------------

          Total interest income                  6,235,222      5,413,511     17,942,789     15,530,852
                                              ------------   ------------   ------------   ------------

INTEREST EXPENSE:
  Interest on deposits                           2,815,659      2,091,932      7,803,961      6,231,128
  Interest on borrowings                           294,107        193,118        680,046        579,528
                                              ------------   ------------   ------------   ------------

          Total interest expense                 3,109,766      2,285,050      8,484,007      6,810,656
                                              ------------   ------------   ------------   ------------

NET INTEREST INCOME                              3,125,456      3,128,461      9,458,782      8,720,196

PROVISION FOR LOAN LOSSES                           30,000              -         30,000              -
                                              ------------   ------------   ------------   ------------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                                3,095,456      3,128,461      9,428,782      8,720,196
                                              ------------   ------------   ------------   ------------

NON-INTEREST INCOME:
  Fees and other service charges                   137,077        104,511        414,991        353,461
  Gain on real estate owned                              -              -         99,553              -
  Other                                             71,793         22,656        164,360         75,224
                                              ------------   ------------   ------------   ------------

          Total non-interest income                208,870        127,167        678,904        428,685
                                              ------------   ------------   ------------   ------------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                 1,110,830        971,568      3,328,293      2,956,180
  Data processing                                  113,043        116,937        354,271        365,084
  Office occupancy                                  86,290         76,152        235,660        222,637
  Depreciation                                      59,510         64,994        180,546        197,816
  Payroll taxes                                     59,376         54,830        202,567        183,083
  Director compensation                             66,650         55,812        205,825        162,061
  Professional services                            174,201         76,730        401,021        161,728
  Litigation expense                                     -              -              -        120,000
  Other                                            338,231        264,734        933,030        777,541
                                              ------------   ------------   ------------   ------------

           Total non-interest expense            2,008,131      1,681,757      5,841,213      5,146,130
                                              ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                       1,296,195      1,573,871      4,266,473      4,002,751
                                              ------------   ------------   ------------   ------------

INCOME TAXES:
  Current                                          260,263        543,248      1,215,114      1,261,727
  Deferred                                         153,601         23,327        127,803        142,395
                                              ------------   ------------   ------------   ------------

          Total                                    413,864        566,575      1,342,917      1,404,122
                                              ------------   ------------   ------------   ------------

NET INCOME                                    $    882,331   $  1,007,296   $  2,923,556   $  2,598,629
                                              ============   ============   ============   ============

BASIC EARNINGS PER SHARE (1)                  $       0.07   $       0.08           0.24        N/A

DILUTED EARNINGS PER SHARE (1)                $       0.07   $       0.08           0.24        N/A

(1) Due to timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share information for the nine month period ended June 30, 2005 is not considered meaningful and is not shown. See Note 2 to the unaudited consolidated financial statements.

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                     Additional     Unearned                                   Other
                                         Common        Paid-In        ESOP        Treasury      Retained    Comprehensive
                                          Stock        Capital       Shares        Stock        Earnings       Income
                                      ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, OCTOBER 1, 2005              $    125,638  $ 54,733,760  $ (4,349,611) $   (654,415) $ 40,594,661  $    375,265

Comprehensive income:

   Net income                                                                                    2,923,556

   Net unrealized holding loss on
     available for sale securities
     arising during the period, net
     of income tax benefit of $101,739                                                                          (188,943)


   Comprehensive income


   Cash dividend ($.12 per share)                                                               (1,428,295)

   Treasury stock purchased                                                       (3,475,748)

   ESOP shares committed to
     be released                                 -        44,847       167,333             -             -             -
                                      ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, June 30, 2006                $    125,638  $ 54,778,607  $ (4,182,278) $ (4,130,163) $ 42,089,922  $    186,322
                                      ============  ============  ============  ============  ============  ============


                                          Total
                                       Stockholders' Comprehensive
                                          Equity         Income
                                       ------------  ------------
BALANCE, OCTOBER 1, 2005               $ 90,825,298

Comprehensive income:

   Net income                             2,923,556     2,923,556

   Net unrealized holding loss on
     available for sale securities
     arising during the period, net
     of income tax benefit of $101,739     (188,943)     (188,943)
                                                     ------------

   Comprehensive income                              $  2,734,613
                                                     ============

   Cash dividend ($.12 per share)        (1,428,295)

   Treasury stock purchased              (3,475,748)

   ESOP shares committed to
     be released                            212,180
                                       ------------
BALANCE, June 30, 2006                 $ 88,868,048
                                       ============


                                                                                                            Accumulated
                                                     Additional     Unearned                                   Other
                                         Common        Paid-In        ESOP        Treasury      Retained    Comprehensive
                                          Stock        Capital       Shares        Stock        Earnings       Income
                                      ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, OCTOBER 1, 2004              $          -  $          -  $          -  $          -  $ 38,266,698  $    831,839

Comprehensive income:

   Net income                                                                                    2,598,629

   Net unrealized holding loss on
     available for sale securities
     arising during the period, net
     of income tax benefit of $103,324                                                                          (191,888)


   Comprehensive income


   Cash dividend ($.04 per share)                                                                (499,898)

   Capitalization of mutual holding                                                              (100,000)
     company

   Issuance of common stock                125,638    54,724,693

   Treasury stock purchased                                                         (654,415)

   Purchase of ESOP shares                                          (4,461,166)

   ESOP shares committed to
     be released                                 -          (833)       55,777             -             -             -
                                      ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, June 30, 2005                $    125,638  $ 54,723,860  $ (4,405,389) $   (654,415) $ 40,265,429  $    639,951
                                      ============  ============  ============  ============  ============  ============


                                          Total
                                       Stockholders' Comprehensive
                                          Equity         Income
                                       ------------  ------------
BALANCE, OCTOBER 1, 2004               $ 39,098,537

Comprehensive income:

   Net income                             2,598,629     2,598,629

   Net unrealized holding loss on
     available for sale securities
     arising during the period, net
     of income tax benefit of $103,324     (191,888)     (191,888)
                                                     ------------

   Comprehensive income                              $  2,406,741
                                                     ============

   Cash dividend ($.04 per share)          (499,898)

   Capitalization of mutual holding        (100,000)
     company

   Issuance of common stock              54,850,331

   Treasury stock purchased                (654,415)

   Purchase of ESOP shares               (4,461,166)

   ESOP shares committed to
     be released                             54,944
                                       ------------
BALANCE, June 30, 2005                 $ 90,695,074
                                       ============

          See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                                   $  2,923,556    $  2,598,629
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Provision for loan losses                                                        30,000               -
    Depreciation                                                                    180,546         197,816
    Net accretion of premiums/discounts                                             (35,641)        (53,793)
    Net accretion of deferred loan fees and costs                                  (242,218)       (188,483)
    Amortization of ESOP loan                                                       212,180          54,439
    Gain on sale of real estate owned                                               (99,553)              -
    Income from bank owned life insurance                                          (111,406)              -
    Deferred income tax expense                                                     127,803         142,395
    Changes in assets and liabilities which (used) provided cash:
      Accounts payable and accrued expenses                                      (1,226,553)       (630,255)
      Accrued interest payable                                                      174,881        (503,110)
      Prepaid expenses and other assets                                          (3,819,674)        292,594
      Accrued interest receivable                                                  (452,767)       (261,123)
                                                                               ------------    ------------
               Net cash (used in) provided by operating activities               (2,338,846)      1,649,109
                                                                               ------------    ------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                             (6,226,562)    (35,533,500)
  Loans originated or acquired                                                  (71,583,050)    (56,720,324)
  Principal collected on loans                                                   32,331,150      37,986,239
  Principal payments received on mortgage-backed securities
     held-to-maturity                                                             9,344,581      13,777,848
  Proceeds from calls/maturities of investment securities held to maturity        2,000,000      26,268,182
  Proceeds from calls/sales of investment securities available for sale                   -       1,000,000
  Purchase of Federal Home Loan Bank stock                                         (675,500)        (18,300)
  Proceeds from redemption of Federal Home Loan Bank stock                                -         446,300
  Proceeds from the sale of real estate owned                                       459,837         125,000
  Purchases of equipment                                                           (178,618)       (112,052)
                                                                               ------------    ------------
               Net cash used in investing activities                            (34,528,162)    (12,780,607)
                                                                               ------------    ------------
FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts,
     and savings accounts                                                       (12,705,434)     (6,861,019)
  Net increase (decrease) in certificates of deposit                             20,141,674      (9,173,288)
  Advances (repayments) from Federal Home Loan Bank                              14,970,345         (28,949)
  Increase in advances from borrowers for taxes and insurance                       777,924         699,381
  Proceeds from stock issuance, net of conversion costs                                   -      54,850,331
  Capitalization of mutual holding company                                                -        (100,000)
  Cash dividend paid                                                             (1,438,767)              -
  Purchase of stock for ESOP                                                              -      (4,461,166)
  Purchase of treasury stock                                                     (3,475,748)       (654,415)
                                                                               ------------    ------------
               Net cash provided by financing activities                         18,269,994      34,270,875
                                                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (18,597,014)     23,139,377

CASH AND CASH EQUIVALENTS--Beginning of year                                     26,815,017      10,060,761
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS--End of year                                         $  8,218,003    $ 33,200,138
                                                                               ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                            $  8,309,126    $  7,313,766
                                                                               ============    ============

  Income taxes paid                                                            $  1,325,000    $  1,140,711
                                                                               ============    ============


SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
     Commitments to purchase investment securities                             $          -    $  2,000,000
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

     Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 56.5% (6,910,062 shares) of the Company's outstanding common stock as of June 30, 2006 and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

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

     DIVIDEND PAYABLE - On June 21, 2006, the Company's Board of Directors declared a quarterly cash dividend of $.04 on the common stock of the Company payable on July 31, 2006 to the shareholders of record at the close of business on July 14, 2006, which resulted in a payable of $471,334 at June 30, 2006. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

     EMPLOYEE STOCK OWNERSHIP PLAN - In fiscal 2005, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock for approximately $4.5 million using the proceeds of a loan from the Company. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loan is repaid. Shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2006, the Company had allocated a total of 16,965 shares from the suspense account to participants and committed to release an additional 11,310 shares. For the nine months ended June 30, 2006, the Company recognized $212,180 in compensation expense related to the ESOP.

     TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. In April 2006, the Company announced the commencement of its second stock repurchase program of up to an additional 269,000 shares or approximately 5% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company. The Company's second repurchase program commenced upon completion of its first repurchase program covering 277,000 shares. The average cost per share of the 327,600 shares which had been repurchased as of June 30, 2006 was $12.61 per share.

     COMPREHENSIVE INCOME--The Company presents in the consolidated statement of changes in stockholders' equity and comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to retained earnings. For the nine months ended June 30, 2006 and 2005 the only components of comprehensive income were net income and unrealized holding losses, net of income tax benefit, on available for sale securities. Comprehensive income totaled $2,734,613 and $2,406,741 for the nine months ended June 30, 2006 and 2005.

     RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company did not issue and does not have outstanding any stock-based compensation as of June 30, 2006, other than the ESOP which is a tax-qualified plan and is not subject to SFAS No. 123R

     In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS- A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

     In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO. 140 ("SFAS No. 140" and "SFAS No. 156"). SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of SFAS No. 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS No. 156 for the fiscal year beginning October 1, 2006 and currently has not determined if it will adopt SFAS No. 156 using the fair value election. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 156.

     On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We do not anticipate that the implementation of FIN 48 will have a material impact on our financial position, results of operations and cash flows.

     RECLASSIFICATIONS- Certain reclassifications have been made to the September 30, 2005 consolidated financial statements to conform to the June 30, 2006 presentation. Such reclassifications had no impact on reported net income.

2.   EARNINGS PER SHARE

     Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus common share equivalents ("CSEs") that would arise from the exercise or issuance of dilutive securities. As of June 30, 2006, the Company did not issue and does not have outstanding any CSEs. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's subscription offering on March 29, 2005, earnings per share data for the nine months ended June 30, 2005 is not considered meaningful and is not shown.

     The calculated basic and diluted earnings per share are as follows:

                                                 For the Three Months Ended   For the Three Months Ended
                                                        June 30, 2006                June 30, 2005
                                                ---------------------------   ---------------------------
                                                    Basic        Diluted          Basic         Diluted
                                                ------------   ------------   ------------   ------------
Net income                                      $    882,331   $    882,331   $  1,007,296   $  1,007,296

Weighted average shares outstanding used in
    basic earnings per share computation          11,866,046     11,866,046     12,094,410     12,094,410
Effect of CSEs                                             -              -              -              -
                                                ------------   ------------   ------------   ------------
Adjusted weighted average shares used in
    diluted earnings per share computation        11,866,046     11,866,046     12,094,410     12,094,410
                                                ------------   ------------   ------------   ------------

Earnings per share - basic and diluted          $       0.07   $       0.07   $       0.08   $       0.08
                                                ============   ============   ============   ============


                                                 For the Nine Months Ended
                                                       June 30, 2006
                                                ---------------------------
                                                    Basic         Diluted
                                                ------------   ------------

Net income                                      $  2,923,556   $  2,923,556

Weighted average shares outstanding used in
    basic earnings per share computation          11,984,754     11,984,754
Effect of CSEs                                             -              -
                                                ------------   ------------
Adjusted weighted average shares used in
    diluted earnings per share computation        11,984,754     11,984,754
                                                ------------   ------------

Earnings per share - basic and diluted          $       0.24   $       0.24
                                                ============   ============

3.   INVESTMENT SECURITIES

     The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                          June 30, 2006
                                                   -----------------------------------------------------------
                                                                      Gross          Gross         Estimated
                                                    Amortized      Unrealized      Unrealized         Fair
                                                       Cost           Gains          Losses          Value
                                                   ------------   ------------    ------------    ------------
Securities Held to Maturity:
  Debt securities - U.S. Treasury securities
   and securities of U.S. Government agencies      $131,194,605   $          -    $ (4,926,634)   $126,267,971
  Debt securities - Municipal bonds                   2,884,482            367         (89,484)      2,795,365
                                                   ------------   ------------    ------------    ------------

           Total securities held to maturity       $134,079,087   $        367    $ (5,016,118)   $129,063,336
                                                   ============   ============    ============    ============

Securities Available for Sale:
  Debt securities - U.S. Treasury securities
    and securities of U.S. Government agencies     $  2,998,774   $          -    $   (129,711)   $  2,869,063
  FNMA stock                                                 84          5,688               -           5,772
  Mutual fund                                        34,982,453                     (1,070,647)     33,911,806
  FHLMC preferred stock                                  25,909      1,481,321               -       1,507,230
                                                   ------------   ------------    ------------    ------------

           Total securities available for sale     $ 38,007,220   $  1,487,009    $ (1,200,358)   $ 38,293,871
                                                   ============   ============    ============    ============


                                                                      September 30, 2005
                                                   -----------------------------------------------------------
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
                                                   ============   ============   ============    ============

     The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2006:

                                                       Less than 12 months           More than 12 months
                                                   ---------------------------   ---------------------------
                                                       Gross        Estimated        Gross        Estimated
                                                    Unrealized        Fair        Unrealized        Fair
                                                      Losses          Value         Losses          Value
                                                   ------------   ------------   ------------   ------------
Securities held to maturity:
   Mortgage-backed securities                      $  1,863,514   $ 44,184,648   $    583,462   $  6,258,246
   U.S. Treasury and U.S. Government agencies         1,916,320     61,267,297      3,010,314     65,000,674
   Municipal bonds                                       17,594        457,406         71,890      1,797,592
                                                   ------------   ------------   ------------   ------------

           Total securities held to maturity          3,797,428    105,909,351      3,665,666     73,056,512
                                                   ------------   ------------   ------------   ------------

Securities available for sale:
   U.S. Treasury and U.S. Government agencies           106,273      1,892,500         23,438        976,563
   Mutual fund                                                -              -      1,070,647     33,911,806
                                                   ------------   ------------   ------------   ------------

           Total securities available for sale          106,273      1,892,500      1,094,085     34,888,369
                                                   ------------   ------------   ------------   ------------

Total                                              $  3,903,701   $107,801,851   $  4,759,751   $107,944,881
                                                   ============   ============   ============   ============

     The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005:

                                                       Less than 12 months           More than 12 months
                                                   ---------------------------   ---------------------------
                                                       Gross        Estimated        Gross        Estimated
                                                    Unrealized        Fair        Unrealized        Fair
                                                      Losses          Value         Losses          Value
                                                   ------------   ------------   ------------   ------------
Securities held to maturity:
   Mortgage-backed securities                      $    197,807   $ 21,001,912   $    298,165   $  7,012,162
   U.S. Treasury and U.S. Government agencies           584,260     78,824,578      1,180,212     42,368,882
   Municipal bonds                                        4,750        470,250         39,143      1,125,283
                                                   ------------   ------------   ------------   ------------

           Total securities held to maturity            786,817    100,296,740      1,517,520     50,506,327
                                                   ------------   ------------   ------------   ------------

Securities available for sale:
   U.S. Treasury and U.S. Government agencies            34,946      2,963,750              -              -
   Mutual fund                                                -              -        859,797     34,122,656
                                                   ------------   ------------   ------------   ------------

           Total securities available for sale           34,946      2,963,750        859,797     34,122,656
                                                   ------------   ------------   ------------   ------------

Total                                              $    821,763   $103,260,490   $  2,377,317   $ 84,628,983
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

     At June 30, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 79 securities having an aggregate depreciation of 4.2% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 111 securities having an aggregate depreciation of 3.5% from the Company's amortized cost basis. The Unrealized Losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low risk securities from U.S. Government agencies. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's consolidated financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

     The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             June 30, 2006
                                       ---------------------------------------------------------
                                             Held to Maturity             Available for Sale
                                       ---------------------------   ---------------------------
                                                        Estimated                     Estimated
                                         Amortized         Fair        Amortized         Fair
                                           Cost           Value          Cost           Value
                                       ------------   ------------   ------------   ------------
Due within one year                    $ 14,084,530   $ 13,992,555   $          -   $          -
Due after one through five years         34,081,468     33,192,903              -              -
Due after five through ten years         39,984,702     38,609,092      1,000,000        976,563
Due after ten years                      45,928,387     43,268,786      1,998,774      1,892,500
                                       ------------   ------------   ------------   ------------

Total                                  $134,079,087   $129,063,336   $  2,998,774   $  2,869,063
                                       ============   ============   ============   ============

                                                          September 30, 2005
                                       ---------------------------------------------------------
                                            Held to Maturity             Available for Sale
                                       ---------------------------   ---------------------------
                                                        Estimated                    Estimated
                                        Amortized         Fair        Amortized         Fair
                                           Cost           Value          Cost          Value
                                       ------------   ------------   ------------   ------------
Due within one year                    $  4,000,000   $  3,976,875   $          -   $          -
Due after one through five years         40,568,573     40,172,591              -              -
Due after five through ten years         41,342,845     40,907,632      1,000,000        988,125
Due after ten years                      43,928,094     42,989,578      1,998,697      1,975,626
                                       ------------   ------------   ------------   ------------

Total                                  $129,839,512   $128,046,676   $  2,998,697   $  2,963,751
                                       ============   ============   ============   ============

4.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities held to maturity are summarized as follows:

                                                            June 30, 2006
                                       ----------------------------------------------------------
                                                         Gross          Gross          Estimated
                                        Amortized      Unrealized     Unrealized         Fair
                                           Cost          Gains          Losses          Value
                                       ------------   ------------   ------------    ------------
GNMA pass-through certificates         $ 53,387,196   $    236,567   $ (2,260,200)   $ 51,363,563
FNMA pass-through certificates            1,730,811            910       (100,942)      1,630,779
FHLMC pass-through certificates           2,387,577          4,096        (85,834)      2,305,839
                                       ------------   ------------   ------------    ------------

Total                                  $ 57,505,584   $    241,573   $ (2,446,976)   $ 55,300,181
                                       ============   ============   ============    ============


                                                           September 30, 2005
                                       ----------------------------------------------------------
                                                         Gross          Gross          Estimated
                                        Amortized      Unrealized     Unrealized         Fair
                                           Cost          Gains          Losses          Value
                                       ------------   ------------   ------------    ------------
GNMA pass-through certificates         $ 62,448,606   $    775,039   $   (445,674)   $ 62,777,971
FNMA pass-through certificates            1,837,531          4,618        (32,129)      1,810,020
FHLMC pass-through certificates           2,541,478         12,158        (18,169)      2,535,467
                                       ------------   ------------   ------------    ------------

Total                                  $ 66,827,615   $    791,815   $   (495,972)   $ 67,123,458
                                       ============   ============   ============    ============

     See Note 3 for information regarding the Company's mortgage-backed securities' gross unrealized losses and related estimated fair values aggregated by the length of time that individual securities have been in a continuous loss position at June 30, 2006.

5.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                                  June 30,      September 30,
                                                    2006            2005
                                               -------------    -------------
One-to-four family residential                 $ 155,690,063    $ 135,393,637
Multi-family residential                           3,371,055        2,541,328
Commercial real estate                            11,142,544        9,874,562
Construction and land development                 76,832,916       52,093,242
Commercial business                                  213,241          188,429
Consumer                                           1,209,420        1,346,470
                                               -------------    -------------

           Total loans                           248,459,239      201,437,668

  Undisbursed portion of loans-in-process        (33,465,899)     (25,823,681)
  Deferred loan fees                                 149,722           34,957
  Allowance for loan losses                         (587,956)        (557,956)
                                               -------------    -------------

Net                                            $ 214,555,106    $ 175,090,988
                                               =============    =============

     The following schedule summarizes the changes in the allowance for loan losses:

                                         Nine Months Ended June 30,
                                         --------------------------
                                              2006         2005
                                           ----------   ----------
        Balance, beginning of period       $  557,956   $  557,956
        Provision for loan losses              30,000            -
        Charge-offs                                 -            -
        Recoveries                                  -            -
                                           ----------   ----------

        Balance, end of period             $  587,956   $  557,956
                                           ==========   ==========

     Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at June 30, 2006 and September 30, 2005 amounted to approximately $103,000 and $239,000, respectively.

6.   DEPOSITS

     Deposits consist of the following major classifications:

                                                          June 30,                 September 30,
                                                            2006                       2005
                                                  -----------------------    -----------------------
                                                     Amount       Percent        Amount      Percent
                                                  ------------   --------    ------------   --------
Money market deposit accounts                     $ 63,086,958       18.3%   $ 59,906,583       17.8%
NOW accounts                                        34,472,858       10.0      44,535,148       13.2
Passbook, club and statement savings                81,885,591       23.8      87,709,111       26.1
Certificates maturing in six months or less         57,733,596       16.8      44,709,277       13.3
Certificates maturing in more than six months      106,725,077       31.1      99,607,721       29.6
                                                  ------------   --------    ------------   --------

  Total                                           $343,904,080      100.0%   $336,467,840      100.0%
                                                  ============   ========    ============   ========

     At June 30, 2006 and September 30, 2005, the weighted average cost of funds was 3.3% and 2.7%, respectively.

7.   INCOME TAXES

     Items that gave rise to significant portions of deferred income taxes are as follows:

                                                      June 30,     September 30,
                                                        2006           2005
                                                    ------------   ------------
Deferred tax assets:
  Deposit premium                                   $    326,290   $    362,998
  Allowance for loan losses                              236,976        255,030
  Other                                                   39,639         41,092
                                                    ------------   ------------

  Total                                                  602,905        659,120
                                                    ------------   ------------
Deferred tax liabilities:
  Unrealized gain on available for sale securities       100,327        202,066
  Property                                               410,995        363,009
  Mortgage servicing rights                               10,374         11,978
  Deferred loan fees                                      49,646         10,466
  Employee stock ownership plan                                -         13,973
                                                    ------------   ------------

Total                                                    571,342        601,492
                                                    ------------   ------------

Net deferred tax asset                              $     31,563   $     57,628
                                                    ============   ============


8.   COMMITMENTS AND CONTINGENT LIABILITIES

     At June 30, 2006, the Company had $16,456,420 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.875% to 9.25%. At September 30, 2005, the Company had $21,371,785 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.50% to 7.75%.

     The Company also had commitments under unused lines of credit of $5,587,049 and $5,966,399 at June 30, 2006 and September 30, 2005, respectively, and letters of credit outstanding of $110,000 at both June 30, 2006 and September 30, 2005.

     In fiscal 2003, a trial court issued a decision against the Bank (which was a co-defendant with two former employees) holding the defendants liable for amounts to be paid to the plaintiff. The Bank filed an appeal to the Pennsylvania Superior Court. On April 7, 2004, the Superior Court upheld the trial court's judgment order to pay the plaintiff. During fiscal 2004, an amount from escrow of $194,322 was released and paid to the plaintiff. Pursuant to the judgment, the Bank sustained a loss in fiscal 2005 in the amount of $404,013, of which $150,000 was reimbursed by the Bank's fidelity bond insurance carrier. The Bank has authorized the Bank's insurance carrier to take steps to recover these amounts from the two other defendants in the case. No amounts had been recovered as of June 30, 2006.

     Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Company's sales of whole loans and participation interests. At both June 30, 2006 and September 30, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. Prudential Bancorp, Inc. of Pennsylvania (the "Company") was formed by Prudential Savings Bank (the "Bank") in connection with the Bank's reorganization into the mutual holding company form. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking ("Department"). The Bank's main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank's primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. PSB Delaware, Inc.'s principal business is to hold certain investments of the Bank. Beginning in March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc. The activity of PSB Delaware, Inc. is included as part of the consolidated financial statements.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management's initial estimates. In addition, the Department and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Department and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that could adversely impact earnings in future periods.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND SEPTEMBER 30, 2005

The Company's total assets increased by $20.2 million or 4.5% to $466.8 million at June 30, 2006 from September 30, 2005. The increase was primarily due to growth of the loan portfolio, partially offset by decreases in cash and cash equivalents. The Company's net loan portfolio experienced a $39.5 million or 22.5% increase to $214.6 million as management continued its emphasis on growing the Company's loan portfolio. The majority of the growth in the loan portfolio was concentrated in single-family construction and residential mortgage loans. The decrease in cash and cash equivalents of $18.6 million, or 69.4% to $8.2 million at June 30, 2006 reflected the systematic investment of funds received in the Company's subscription offering conducted in connection with the Bank's mutual holding company reorganization in loans and other higher yielding investments. The Company also experienced a modest decline in the investment and mortgage-backed securities portfolios as the Company determined to re-invest funds from maturing investment and mortgage-backed securities into loans.

Total liabilities increased $22.1 million or 6.2% to $377.9 million at June 30, 2006 from $355.8 million at September 30, 2005. The primary reason for the increase was a $15.0 million increase in FHLB advances to $28.8 million at June 30, 2006 from $13.8 million at September 30, 2005. The advances were used to augment our deposits in order to fund the growth of our loan portfolio. Also contributing to the increase in liabilities was an increase in deposits. At June 30, 2006, total deposits increased $7.4 million or 2.2% to $343.9 million from $336.5 million as of September 30, 2005. The majority of the increase was due to a $20.1 million increase in certificates of deposit, partially offset by a $10.1 million decrease in checking accounts. This increase in certificates resulted primarily from implementation of a more aggressive deposit pricing strategy combined with increased customer demand for attractive short-term investments in the rising interest rate market experienced in 2006.

Stockholders' equity decreased by $2.0 million to $88.9 million at June 30, 2006 as compared to $90.8 million at September 30, 2005 primarily due to the repurchase during the nine month period of 261,300 shares of common stock at a total cost of $3.5 million and the payment of $1.4 million in dividends, offset in part by $2.9 million in net income for the nine months ended June 30, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

NET INCOME. Net income for the quarter ended June 30, 2006 was $882,000, a decrease of 12.4%, as compared to net income of $1.0 million for the same period in 2005. The decrease was primarily due to an increase in non-interest expense of $326,000 offset in part by increases in non-interest income of $82,000 and a decrease in income tax expense of $153,000.

Net income for the nine months ended June 30, 2006 was $2.9 million, an increase of $325,000, or 12.5%, as compared to net income of $2.6 million for the same period in 2005. The increase was primarily due to a $709,000 increase in net interest income and a 250,000 increase in non-interest income offset in part by a $695,000 increase in non-interest expense.

NET INTEREST INCOME. Net interest income remained relatively stable at $3.1 million for the three months ended June 30, 2006 compared with the same period in 2005; however, there were increases in both interest income and interest expense. Interest income increased $822,000 or 15.2% to $6.2 million for the three months ended June 30, 2006 compared with the same period in 2005. The increase in interest income resulted from a $12.2 million or 2.8% increase in the average balance of interest-earning assets for the three months ended June 30, 2006, as compared to the same period in 2005 combined with a 60 basis point increase to 5.64% in the yield on such amounts for the quarter ended June 30, 2006 from the comparable period in 2005. The increase in average balance of interest-earning assets primarily resulted from an increase in average loans of $36.5 million offset in part by a decline in the average balance of securities and other interest-earning assets of $24.3 million in the three months ended June 30, 2006 as compared to the same period in 2005. The increase in interest expense primarily resulted from an 80 basis point increase to 3.44% in the weighted average rate of interest paid on interest-bearing liabilities. Also contributing to the increase in interest expense was an increase in average interest-bearing liabilities during the quarter consisting of an increase in average deposits of $7.8 million and an increase in average FHLB advances of $7.7 million, for an overall increase in average interest-bearing liabilities of $15.5 million or 4.5% for the three month period ended June 30, 2006 as compared to the same period in 2005. The increase in the yields and rates reflected the effect of the rise in market rates of interest during the 2006 periods.

For the nine months ended June 30, 2006, net interest income increased $739,000 or 8.5% to $9.5 million as compared to $8.7 million for the same period in 2005. The increase was primarily due to a $2.4 million or 15.5% increase in interest income partially offset by a $1.7 million or 24.6% increase in interest expense. The increase in interest income resulted primarily from a $22.0 million or 5.3% increase in the average balance of interest-earning assets for the nine months ended June 30, 2006, as compared to the same period in 2005. In addition, the increase reflected the 49 basis point increase in the weighted average yield earned on such assets to 5.49% for the nine month period ended June 30, 2006 from the comparable period in 2005. The increase in average balance of interest-earning assets primarily resulted from an increase in average loans of $30.8 million partially offset by a decrease in the average balance of securities and other interest-earning assets of $8.9 million in the nine months ended June 30, 2006 as compared to the same period in 2005. The increase in interest expense resulted primarily from a 64 basis point increase to 3.20% in the weighted average rate of interest paid on interest-bearing liabilities offset in part by an $861,000, or 0.2% decrease in the average balance of interest-bearing liabilities for the nine months ended June 30, 2006 as compared to the same period in 2005. The increase in the yields and rates reflected the effect of the rise in market rates of interest during the 2006 period.

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

                                                                             Three Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                    2006                                     2005
                                                   -------------------------------------------------------------------------------
                                                     Average                    Average       Average                    Average
                                                     Balance      Interest     Yield/Rate     Balance      Interest     Yield/Rate
                                                   -------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
Investment securities                              $  175,118    $    2,043          4.67%   $  157,911    $    1,708         4.33%
Mortgage-backed securities                             59,188           769          5.20        70,144           911         5.20
Loans receivable(1)                                   204,260         3,380          6.62       167,728         2,570         6.13
Other interest-earning assets                           3,452            43          4.98        34,041           225         2.64
                                                   ------------------------                  ------------------------
    Total interest-earning assets                     442,018         6,235          5.64       429,824         5,414         5.04
                                                                 ----------    ----------                  ----------   ----------
Cash and non-interest-bearing balances                  4,848                                     6,624
Other non-interest-earning assets                      11,436                                     6,542
                                                   ----------                                ----------
    Total assets                                   $  458,302                                $  442,990
                                                   ==========                                ==========
Interest-bearing liabilities:
Savings accounts                                   $   81,167           635          3.13    $   91,547           399         1.74
Money market deposit and NOW accounts                  95,008           781          3.29        97,336           582         2.39
Certificates of deposit                               161,944         1,398          3.45       141,461         1,108         3.13
                                                   ------------------------                  ----------    ----------
    Total deposits                                    338,119         2,814          3.33       330,344         2,089         2.53
Advances from Federal Home Loan Bank                   21,544           294          5.46        13,837           194         5.61
Advances from borrowers for taxes and
    insurance                                           1,451             2          0.55         1,416             2         0.56
                                                   ------------------------                  ------------------------
    Total interest-bearing liabilities                361,114         3,110          3.44       345,597         2,285         2.64
                                                                 ----------    ----------                  ----------   ----------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                    4,146                                     2,985
Other liabilities                                       3,370                                     2,040
                                                   ----------                                ----------
    Total liabilities                                 368,630                                   350,622
Stockholders' equity                                   89,672                                    92,368
                                                   ----------                                ----------
    Total liabilities and stockholders' equity     $  458,302                                $  442,990
                                                   ==========                                ==========
Net interest-earning assets                        $   80,904                                $   84,227
                                                   ==========                                ==========
Net interest income; interest rate spread                        $    3,125          2.20%                 $    3,129         2.40%
                                                                 ==========    ==========                  ==========   ==========
Net interest margin(2)                                                               2.83%                                    2.91%
                                                                               ==========                               ==========

Average interest-earning assets to average
    interest-bearing liabilities                                     122.40%                                   124.37%
                                                                 ==========                                ==========

----------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)  Equals net interest income divided by average interest-earning assets.

                                                                             Nine Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                    2006                                     2005
                                                   -------------------------------------------------------------------------------
                                                     Average                    Average       Average                    Average
                                                     Balance      Interest     Yield/Rate     Balance      Interest     Yield/Rate
                                                   -------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
Investment securities                              $  174,001    $    5,928          4.54%   $  153,988    $    4,968         4.30%
Mortgage-backed securities                             62,314         2,421          5.18        74,601         2,916         5.21
Loans receivable(1)                                   191,090         9,335          6.51       160,243         7,211         6.00
Other interest-earning assets                           8,461           259          4.08        25,079           436         2.32
                                                   ------------------------                  ------------------------
    Total interest-earning assets                     435,866        17,943          5.49       413,911        15,531         5.00
                                                                 ----------    ----------                  ----------   ----------
Cash and non-interest-bearing balances                  4,696                                     5,882
Other non-interest-earning assets                      10,011                                     6,713
                                                   ----------                                ----------
    Total assets                                   $  450,573                                $  426,506
                                                   ==========                                ==========
Interest-bearing liabilities:
Savings accounts                                   $   83,065         1,834          2.94    $   93,058         1,330         1.91
Money market deposit and NOW accounts                  99,412         2,259          3.03       101,210         1,597         2.10
Certificates of deposit                               152,973         3,704          3.23       144,638         3,297         3.04
                                                   ------------------------                  ------------------------
    Total deposits                                    335,450         7,797          3.10       338,906         6,224         2.45
Advances from Federal Home Loan Bank                   16,389           680          5.53        13,846           580         5.59
Advances from borrowers for taxes and
    insurance                                           1,513             7          0.62         1,461             7         0.64
                                                   ------------------------                  ------------------------
    Total interest-bearing liabilities                353,352         8,484          3.20       354,213         6,811         2.56
                                                                 ----------    ----------                  ----------   ----------
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts                    3,369                                    12,349
Other liabilities                                       3,127                                     2,290
                                                   ----------                                ----------
    Total liabilities                                 359,848                                   368,852
Stockholders' equity                                   90,725                                    57,654
                                                   ----------                                ----------
    Total liabilities and stockholders' equity      $ 450,573                                 $ 426,506
                                                   ==========                                ==========
Net interest-earning assets                         $  82,514                                  $ 59,698
                                                   ==========                                ==========
Net interest income; interest rate spread                        $    9,459          2.29%                 $    8,720         2.44%
                                                                 ==========    ==========                  ==========   ==========
Net interest margin(2)                                                               2.89%                                    2.81%
                                                                               ==========                               ==========

Average interest-earning assets to average
    interest-bearing liabilities                                     123.35%                                   116.85%
                                                                 ==========                                ==========

----------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)  Equals net interest income divided by average interest-earning assets.


PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. The Company established a provision for loan losses of $30,000 during the quarter ended June 30, 2006, thus increasing the allowance for loan losses from $558,000 at September 30, 2005 to $588,000 at June 30, 2006. The provision reflected the growth in the size of the loan portfolio, in particular the growth of the single- family residential and construction and land development portfolios. At June 30, 2006, the Company's non-performing assets totaled $103,000 or .02% of total assets and consisted of one non-performing residential mortgage loan. There were no REO properties as of June 30, 2006.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income increased $82,000 and $250,000 for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in 2005. For the third quarter of fiscal 2006, the increase was primarily due to increases in income from bank owned life insurance ("BOLI") of $52,000 and income from ATM fees of $17,000 compared to the same period in 2005. The increase for the nine month period ended June 30, 2006 was primarily due to a pre-tax gain on the sale of a real estate owned property of $100,000, income from BOLI of $111,000, and income from ATM fees of $62,000 in excess of the amounts earned during the same period in 2005.

NON-INTEREST EXPENSES. Non-interest expense increased $326,000 or 19.4% during the three months ended June 30, 2006 compared to the same period in 2005 and increased $695,000 or 13.5% for the nine months ended June 30, 2006 as compared to the same period in 2005. The increase for the quarter was primarily due to increases in compensation and benefit expense of $155,000 resulting primarily from an increase in retirement plan expenses and normal merit pay rate increases as well as a $97,000 increase in professional services expense related primarily to costs incurred due to operating as a public company. For the nine months ended June 30, 2006, the increase reflected increased compensation and benefit expense of $435,000 due primarily to an increase in retirement plan expenses and normal merit pay rate increases, combined with an increase in professional services expense of $239,000 reflecting the additional expenses incurred due to operating as a public company. The increase in benefit expense for the nine months ended June 30, 2006 was in large part due to the establishment of an employee stock ownership plan ("ESOP") at the end of the second quarter of fiscal 2005 in connection with the mutual holding company reorganization and reflected the release of shares of common stock as the ESOP loan was repaid.

INCOME TAX EXPENSE. Income tax expense for the quarter and nine months ended June 30, 2006 amounted to $414,000 and $1.3 million, respectively, compared to $567,000 and $1.4 million, respectively, for the quarter and nine months ended June 30, 2005. For the quarter ended June 30, 2006 the effective tax rate decreased to 31.9% from 36.0% for the same period in 2005. For the nine month period ended June 30, 2006, the effective tax rate decreased to 31.5% from 35.1% for the same period in 2005. These decreases in the effective tax rates reflected implementation of various tax strategies as well as the recognition of certain tax benefits as a result of the adjustment of a valuation allowance during the first fiscal quarter of 2006.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2006, our cash and cash equivalents amounted to $8.2 million. In addition, our available for sale investment securities amounted to an aggregate of $38.3 million at June 30, 2006.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2006, the Company had $16.5 million in outstanding commitments to originate fixed and variable rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $5.6 million and letters of credit outstanding of $110,000 at June 30, 2006. Certificates of deposit at June 30, 2006 maturing in one year or less totaled $97.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years, only increasing materially in recent months in order to fund loan growth. At June 30, 2006 we had $28.8 million in outstanding FHLB advances and we had the ability to obtain up to an additional $116.9 million FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company's and the Bank's regulatory capital ratios at June 30, 2006 and September 30, 2005 and compares them to current regulatory guidelines.

                                                                                   To Be
                                                                              Well Capitalized
                                                             Required for      Under Prompt
                                                           Capital Adequacy  Corrective Action
                                             Actual Ratio      Purposes          Provisions
                                            --------------  ---------------  -----------------
   June 30, 2006:
     Tier 1 capital (to average assets)
        The Company                              19.35%           4.0%              N/A
        The Bank                                 14.82%           4.0%              5.0%

     Tier 1 capital (to risk weighted assets)
        The Company                              40.75%           4.0%              N/A
        The Bank                                 31.20%           4.0%              6.0%

     Total capital (to risk weighted assets)
        The Company                              41.10%           8.0%              N/A
        The Bank                                 31.56%           8.0%             10.0%

   September 30, 2005:
     Tier 1 capital (to average assets)
        The Company                              20.98%           4.0%              N/A
        The Bank                                 14.55%           4.0%              6.0%

     Tier 1 capital (to risk weighted assets)
        The Company                              48.54%           4.0%              N/A
        The Bank                                 34.71%           4.0%              6.0%

     Total capital (to risk weighted assets)
        The Company                              48.98%           8.0%              N/A
        The Bank                                 35.16%           8.0%             10.0%

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

However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to our policy of paying above average interest rates on deposits which has resulted in a greater compression of our spread and margin than we might have otherwise experienced had we reduced the rates paid on deposits to the same degree as our competitors. .

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 12.00% to 22.80%. The annual prepayment rate for mortgage-backed securities is assumed to range from 6.72% to 34.08%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                                                More than     More than     More than
                                                 3 Months       3 Months        1 Year       3 Years       More than       Total
                                                  or Less       to 1 Year     to 3 Years    to 5 Years      5 Years        Amount
                                               ------------   ------------   ------------  ------------   ------------   -----------
                                                                               (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                          $ 22,580       $ 23,275       $ 16,187      $ 21,085      $  88,959     $ 172,086
Mortgage-backed securities                           1,551          4,578         10,857         8,791         31,729        57,506
Loans receivable(3)                                 60,188         28,806         47,162        30,073         48,914       215,143
Other interest-earning assets                        4,874                                                                    4,874
                                               -------------------------------------------------------------------------------------
    Total interest-earning assets                 $ 89,193       $ 56,659       $ 74,206      $ 59,949      $ 169,602     $ 449,609
                                               =====================================================================================

Interest-bearing liabilities:
Savings accounts                                     $ 582           $ 59       $ 48,569      $ 16,190      $  16,190     $  81,590
Money market deposit and NOW accounts                    -         31,543         49,804         6,087          6,087        93,521
Certificates of deposits                            33,715         63,526         53,977        13,241              -       164,459
Advances from Federal Home Loan Bank                15,000              -              -        13,000            794        28,794
Advances from borrowers for taxes and insurance          -              -              -             -          1,892         1,892
                                               -------------------------------------------------------------------------------------
    Total interest-bearing liabilities            $ 49,297       $ 95,128      $ 152,350      $ 48,518      $  24,963     $ 370,256
                                               =====================================================================================

Interest-earning assets
   less interest-bearing liabilities              $ 39,896       $(38,469)      $(78,144)     $ 11,431      $ 144,639     $  79,353
                                               =====================================================================================

Cumulative interest-rate sensitivity gap (4)      $ 39,896       $  1,427       $(76,717)     $(65,286)     $  79,353
                                               =======================================================================

Cumulative interest-rate gap as a
   percentage of total assets at June 30, 2006       8.55%          0.31%         (16.44)%      (13.99)%       17.00%
                                               =======================================================================

Cumulative interest-earning assets
   as a percentage of cumulative interest-
   bearing liabilities at June 30, 2006            180.93%        100.99%         74.15%        81.09%        121.43%
                                               =======================================================================

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

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2006 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

                                                                          NPV as % of Portfolio
     Change in                       Net Portfolio Value                     Value of Assets
   Interest Rates    -----------------------------------------------------------------------------
  In Basis Points
    (Rate Shock)           Amount          $ Change        % Change      NPV Ratio        Change
--------------------------------------------------------------------------------------------------
                                         (Dollars in Thousands)
        300              $ 61,445         $ (33,580)        (35.34)%      15.08%          (5.77)%
        200                71,733           (23,292)        (24.51)%      16.98%          (3.87)%
        100                83,045           (11,980)        (12.61)%      18.93%          (1.92)%
       Static              95,025                 -              -        20.85%              -
       (100)              103,286             8,261           8.69%       22.01%           1.16%
       (200)              102,947             7,922           8.34%       21.71%           0.86%

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

                                                                           Total Number of      Maximum Number of
                                              Total                      Shares Purchased as   Shares that May Yet
                                            Number of                      Part of Publicly    be Purchased Under
                                              Shares      Average Price   Announced Plans or       the Plan or
              Period                        Purchased    Paid per Share        Programs            Programs(1)
    ----------------------------            ---------    --------------  -------------------   -------------------
    April 1 - April 30, 2006                   56,500      $    13.32            56,500              288,400
    May 1 - May 31, 2006                       22,100           13.37            22,100              266,300
    June 1 - June 30, 2006                     47,900           13.16            47,900              218,400
                                            ---------                         ---------

    Total                                     126,500      $    13.26           126,500              218,400
                                            =========      ==========         =========            =========

----------------------
Notes to the table

     (1) On May 11, 2005, the Company announced its first stock repurchase program to repurchase up to 4.9% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company, or 277,000 shares. The first stock repurchase program expired in May 2006.
     (2) On April 6, 2006, the Company announced its second stock repurchase program to repurchase 269,000 shares or approximately 5% of the Company's outstanding common stock held by shareholders other than Prudential Mutual Holding Company, such program to commence upon completion of the first program (which was completed in May 2006).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)  Not applicable.

(b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Not applicable

(b)  Not applicable.

(c)  Not applicable.

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

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA


Date:   August 14, 2006            By: /s/ Thomas A. Vento
                                           ----------------------------------
                                        Thomas A. Vento
                                        President and Chief Executive Officer


Date:   August 14, 2006            By: /s/ Joseph R. Corrato
                                           ---------------------------------
                                        Joseph R. Corrato
                                        Executive Vice President and Chief
                                          Financial Officer