Form 10-K
period 2006-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2006-12-22
CIK 1302324

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2006

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From __________ To __________

                         Commission File Number: 0-51214

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in its Charter)

          PENNSYLVANIA                                     68-0593604
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               1834 OREGON AVENUE
                           PHILADELPHIA, PENNSYLVANIA
                    (Address of Principal Executive Offices)

       Registrant's telephone number: (including area code) (215) 755-1500

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name Of Each Exchange
          Title Of Each Class                        On Which Registered
Common Stock (par value $0.01 per share)         The Nasdaq Stock Market, LLC
----------------------------------------         ----------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_] NO [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_] NO [X]

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer [_]  Accelerated Filer [_]  Non-Accelerated Filer [X]

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $13.50 on March 31, 2006, the last business day of the Registrant's second quarter was $66,194,307 (12,367,650 shares outstanding less 7,464,368 shares held by affiliates at $13.50 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

     As of the close of business on December 11, 2006 there were 12,017,750 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                    Prudential Bancorp, Inc. Of Pennsylvania
                                 FORM 10-K INDEX
                  For The Fiscal Year Ended September 30, 2006

                                                                            Page
PART I

Item 1.    Business......................................................     1
Item 1A.   Risk Factors..................................................    34
Item 1B.   Unresolved Staff Comments.....................................    37
Item 2.    Properties....................................................    37
Item 3.    Legal Proceedings.............................................    38
Item 4.    Submission of Matters to a Vote of Security Holders...........    38

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.............    39
Item 6.    Selected Financial Data.......................................    40
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    42
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....    53
Item 8.    Financial Statements and Supplementary Data...................    58
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    92
Item 9A.   Controls and Procedures.......................................    92
Item 9B.   Other Information.............................................    92

PART III

Item 10.   Directors and Executive Officers of the Registrant............    92
Item 11.   Executive Compensation........................................    92
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...............................    93
Item 13.   Certain Relationships and Related Transactions................    93
Item 14.   Principal Accounting Fees and Services........................    93

PART IV

Item 15.   Exhibits and Financial Statement Schedules....................    93
           Signatures

                                     PART I

ITEM 1. BUSINESS

GENERAL

          Our Company, Prudential Bancorp, Inc. of Pennsylvania (the "Company" or "Prudential Bancorp"), is a Pennsylvania corporation which was organized as a mid-tier holding company for our bank, Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the "Bank" or "Prudential Savings Bank"). Our Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank. As of September 30, 2006, the Company, on a consolidated basis, had total assets of approximately $472.4 million, total deposits of approximately $347.3 million, and total stockholders' equity of approximately $87.4 million.

          The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in March 2005. Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. As of September 30, 2006, Prudential Mutual Holding Company owns 57.3% (6,910,062) of the Company's outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

          Our Bank is a community-oriented savings bank headquartered in south Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as "The South Philadelphia Building and Loan Association No. 2." We grew through a number of mergers with other mutual institutions with our last merger being with Continental Savings and Loan Association in 1983. We converted to a Pennsylvania-chartered savings bank in August 2004. Our banking office network currently consists of our headquarters and main office and five full-service branch offices. Five of our banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania. We maintain ATMs at five of our banking offices. We also provide on-line banking services. A seventh office in the Old City section of Philadelphia is scheduled to be opened in Spring 2007.

          We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans and construction and land development loans in our market area. Traditionally, our Bank focused on originating or purchasing fixed-rate, long-term single-family residential mortgage loans for portfolio. In recent years, we have substantially increased our involvement in construction and land development lending. Such loans typically have higher yields as compared to single-family residential mortgage loans and have adjustable rates of interest and/or shorter terms to maturity. As a result of such emphasis, our construction and land development loans have grown from $17.0 million or 8.9% of the total loan portfolio at September 30, 2002 to $82.8 million or 32.3% of our total loan portfolio at September 30, 2006. We expect to continue to emphasize such lending but have not established any target level of investment. However, as long as market conditions are favorable for this activity, we would expect such lending to experience further growth, increasing both in terms of the amount of investment as well as a percentage of the total loan portfolio.

          The investment and mortgage-backed security portfolio has decreased over the last several years from $236.0 million at September 30, 2004 to $225.8 million at September 30, 2006 as maturing and called securities have been reinvested into the loan portfolio, in particular adjustable rate construction loans. A significant portion of our investment securities consist of securities with "step-up" interest rate adjustment features and an investment in a mutual fund which invests primarily in high quality adjustable-rate mortgage-backed and floating-rate securities. We have designated the substantial majority of our investment and mortgage-backed securities as held to maturity since we have both the intent and ability to hold them until their maturity. Although we chose to invest in such securities rather than originate long-term, fixed-rate loans at historically low rates, such course of action was not free of interest rate risk. At September 30, 2006, our $182.4 million of investment and mortgage-backed securities held to maturity had an aggregate gross unrealized loss of $3.5 million due to the recent increases in market rates of interest. However, with the recent rises in market rates of interest, we will consider increasing our single-family residential mortgage loan origination and purchase activities. During 2006, we classified mortgage-backed securities purchased of $4.6 million as available for sale and may also consider designating more of our securities purchased in the future as available for sale rather than as held to maturity in order to increase our ability to adjust our asset mix as market and competitive conditions change.

          In addition to offering loans and deposits we also offer, on an agency basis, securities and insurance products to our customers through an affiliation with a third-party broker-dealer.

          Even though we have increased and expanded our involvement in construction and land development lending in recent years, at the same time we have been able to maintain our high asset and credit quality. At September 30, 2006, our total non-performing assets amounted to $151,000 or 0.03% of total assets and have steadily declined from the high point during the past several years of $1.8 million or 0.51% of total assets at September 30, 2002. Loan charge-offs, net of recoveries, averaged $15,000 for fiscal years 2006, 2005 and 2004. At September 30, 2006, the ratio of our allowance for loan losses to non-performing loans was 409.7%. We attribute our credit quality to careful underwriting and the knowledge and experience of our management team.

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

LENDING ACTIVITIES

          GENERAL. At September 30, 2006, our net loan portfolio totaled $219.4 million or 46.4% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as "single-family," residential real estate loans secured by properties located in our market area. In addition, while we have been making construction loans to developers and homebuilders for more than 25 years, we substantially increased our construction and land development lending activities beginning in fiscal 2000. We also originate, to a substantially lesser degree, multi-family and commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans.

          During fiscal 2002 and 2003, due to concerns over the interest rate risk inherent in originating or purchasing for portfolio long-term, fixed-rate loans bearing historically very low interest rates, we reduced our emphasis on originating and purchasing such loans or retaining those loans already in portfolio which were being refinanced. Prior to fiscal 2002, a substantial portion of our single-family residential mortgage loans had adjustable rates. As market rates of interest declined, many of our borrowers with adjustable-rate residential mortgage loans determined to refinance their mortgages, obtaining long-term, fixed-rate loans. However, due to our concern over the interest rate risk inherent in increasing our investment in long-term, fixed-rate loans bearing historically low rates of interest, we were unwilling to offer rates as attractive as many of our competitors. As a result, many of our customers refinanced their residential mortgage loans with other lenders. Moreover, we did not originate as many new loans as we had in prior periods due to our unwillingness to originate or purchase for portfolio retention single-family residential mortgage loans bearing low interest rates. This was particularly the case in fiscal 2003. As a result, the amount of single-family residential loans in portfolio declined from $158.9 million or 83.1% of the total loan portfolio at September 30, 2002 to $114.9 million or 75.3% of the total loan portfolio at September 30, 2003. In view of the modest increases in market rates of interest experienced in 2004 through 2006, the level of single-family residential loans has stabilized, increasing moderately to $155.5 million at September 30, 2006, although such loans, as a percentage of our total loan portfolio, continue to decline.

          The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

          LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                                          September 30,
                                     ----------------------------------------------------------------------------------------
                                           2006              2005              2004              2003              2002
                                     ----------------  ----------------  ----------------  ----------------  ----------------
                                      Amount      %     Amount     %      Amount      %     Amount     %      Amount     %
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                                    (Dollars in Thousands)
Real estate loans:
   One- to four-family
      residential(1)                 $155,454   60.69% $135,394   67.22% $124,085   71.54% $115,880   75.98% $158,876   83.08%
   Multi-family residential             5,074    1.98     2,541    1.26     3,181    1.84     3,539    2.32     4,665    2.44
   Commercial real estate              11,339    4.42     9,875    4.90     5,608    3.23     7,457    4.89     9,474    4.95
   Construction and land
      development                      82,800   32.33    52,093   25.86    39,217   22.61    24,199   15.87    17,006    8.89
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total real estate loans         254,667   99.42   199,903   99.24   172,091   99.22   151,075   99.06   190,021   99.36
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Commercial business loans                 234    0.09       188    0.09       145    0.08       145    0.10       145    0.08
Consumer loans                          1,239    0.49     1,347    0.67     1,206    0.70     1,283    0.84     1,076    0.56
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total loans                     256,140  100.00%  201,438  100.00%  173,442  100.00%  152,503  100.00%  191,242  100.00%
                                     --------  ======  --------  ======  --------  ======  --------  ======  --------  ======
Less:
   Undisbursed portion of
      construction loans in process    36,257            25,824            21,338            13,737             8,323
   Deferred loan fees                    (153)              (35)              (19)              287               351
   Allowance for loan losses              618               558               558               553               621
                                     --------          --------          --------          --------          --------
      Net loans                      $219,418          $175,091          $151,565          $137,926          $181,947
                                     ========          ========          ========          ========          ========

----------
(1)  Includes home equity loans and lines of credit.

          CONTRACTUAL TERMS TO FINAL MATURITIES. The following table shows the scheduled contractual maturities of our loans as of September 30, 2006, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                         One- To                               Construction  Commercial
                                       Four-Family  Multi-Family  Commercial     And Land     Business
                                       Residential  Residentail   Real Estate  Development     Loans     Consumer   Total
                                       -----------  ------------  -----------  ------------  ----------  --------  --------
                                                                           (In Thousands)
Amounts due after September 30, 2006
  in:
  One year or less                       $    368      $1,248       $   268      $39,667        $145      $   72   $ 41,768
  After one year through two years          1,858          --         1,481       39,429          --          60     42,828
  After two years through three years       1,330         165            --        3,704          70          63      5,332
  After three years through five
     years                                  4,088         183           997           --          --         303      5,571
  After five years through ten years       19,827       2,252         5,494           --          19         187     27,779
  After ten years through fifteen
     years                                 86,463       1,154         2,988           --          --         554     91,159
  After fifteen years                      41,520          72           111           --          --          --     41,703
                                         --------      ------       -------      -------        ----      ------   --------
    Total                                $155,454      $5,074       $11,339      $82,800        $234      $1,239   $256,140
                                         ========      ======       =======      =======        ====      ======   ========

          The following table shows the dollar amount of all loans due after one year from September 30, 2006, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

                                                   Floating Or
                                    Fixed-Rate   Adjustable-Rate     Total
                                    ----------   ---------------   --------
                                                 (In Thousands)
One- to four-family residential      $136,694        $18,392       $155,086
Multi-family residential                3,563            263          3,826
Commercial real estate                  9,089          1,982         11,071
Construction and land development          --         43,133         43,133
Commercial business                        19             70             89
Consumer                                1,117             50          1,167
                                     --------        -------       --------
   Total                             $150,482        $63,890       $214,372
                                     ========        =======       ========

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

        In addition, we have sold participation interests in construction and land development loans originated by us to other institutions in our market area. In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family loans originated which had interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. At September 30, 2006, our recourse exposure was approximately $64,000. When we have sold participation interests, it has been done without recourse. We generally have sold participation interests in loans only when a loan would exceed our loan-to-one borrower limits. With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed. Under applicable Pennsylvania law, we are permitted to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and reserve for loan losses. At September 30, 2006, the Bank's loans to one borrower limit was approximately $10.5 million. As of September 30, 2006, the Bank had extended a number of loans to various partnerships in which a number of the same individuals participate as limited partner investors. If such relationships were construed as being so interrelated as to constitute a single borrower for purposes of the loans to one borrower limitation, then the Bank's extensions of credit to such partnerships would have exceeded the permissible limit at September 30, 2006. In order to eliminate any potential issue, the Bank sold additional participation interests in one of the loans extended to such partnerships. As a consequence, as of the date of this filing the largest loans to one borrower relationship was approximately $10.3 million. All of such loans were performing in accordance with their terms and consist of loans to fund single-family residential condominium construction projects. For more information on such loans, see "Construction and Land Acquisition Lending".

          The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

                                                      Year Ended September 30,
                                                    ---------------------------
                                                      2006      2005      2004
                                                    -------   -------   -------
                                                           (In Thousands)
Loan originations:
   One- to four-family residential                  $46,368   $24,775   $26,974
   Multi-family residential                           2,631       802       480
   Commercial real estate                             1,365     6,012       298
   Construction and land development                 40,257    26,749    26,236
   Commercial business                                  920        40       659
   Consumer                                             455       562     2,559
                                                    -------   -------   -------
Total loan originations                              91,996    58,940    57,206
Loans purchased                                          --    17,787    11,053
                                                    -------   -------   -------
   Total loans originated and purchased              91,996    76,727    68,259
                                                    -------   -------   -------
Loans sold(1)                                            --        --       354
Loan principal repayments                            47,943    53,455    54,902
                                                    -------   -------   -------
   Total loans sold and principal
      repayments                                     47,943    53,455    55,256
Increase or (decrease) due to other items, net(2)       274       254       636
                                                    -------   -------   -------
Net increase (decrease) in loan portfolio           $44,327   $23,526   $13,639
                                                    =======   =======   =======

----------
(1) For the year ended September 30, 2004, consists of a participation interest sold to another financial institution.

(2) Other items consist of loans in process, deferred fees and the allowance for loan losses.

          ONE-TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Our primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in our market area. The majority of our single-family residential mortgage loans are obtained through correspondents. At September 30, 2006, $155.5 million of our total loan portfolio consisted of single-family residential mortgage loans. Due primarily to increased mortgage loan prepayments due to refinance activity as a result of the low interest rate environment prevailing during recent years, our concerns over originating or purchasing for portfolio long-term, fixed-rate loans bearing low interest rates as well as our increased emphasis on construction and land development loans, the percentage of single-family residential mortgage loans in our portfolio has decreased from 84.8% at September 30, 2001 to 60.7% at September 30, 2006. However, as market rates increase, we will consider increasing our investment in single-family residential mortgage loans.

          Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. Applications for one-to four-family residential mortgage loans are accepted only at our main office. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such sales have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program. We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years. We also offer adjustable rate mortgage ("ARM") loans. However, due to local market conditions, our originations of such loans have been limited in recent years. At September 30, 2006, $17.8 million, or 13.0%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

          Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $14.6 million and $7.8 million, respectively, at September 30, 2006. The unused portion of home equity lines was $4.4 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower's residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower's residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office.

          CONSTRUCTION AND LAND ACQUISITION LENDING. We have been an active originator of construction and land development loans for many years but have substantially increased our construction loan efforts in recent years as a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates. We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects. Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties. At September 30, 2006, our construction loans amounted to $82.8 million, or 32.3% of our total loan portfolio. This amount includes $36.3 million of undisbursed loans in process (of which $6.6 million relates to participation interests we have sold). Our construction loan portfolio has grown appreciably since September 30, 2002, when construction loans amounted to $17.0 million, or 8.9% of our total loan portfolio.

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

          Our largest construction and development loan is a $20.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer. We sold participation interests totaling $15.0 million to four other local financial institutions in connection with the closing of the loan in late 2004. We also received additional collateral from the borrower consisting of condominium units in another project with an estimated value of $4.6 million at the time such collateral was pledged. The project involves the conversion of an existing building into a mixed-use building which will contain, when completed, approximately 200 loft condominiums above one floor of retail space. The project also involves the construction of both indoor and outdoor parking lots. The loan has a 36-month term with payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime plus 1% with a floor of 5.0%. As of November 2006, the developer had received agreements of sale covering 45 units and pre-sale (non-binding) reservations covering 3 units. The Bank's outstanding loan balance (with respect to its interest) at September 30, 2006 was approximately $4.8 million with the total loan balance at such date amounting to approximately $19.2 million. As of May 2006, the first phase of the project was completed which involved the initial 34 pre-sale units and building shell work. The developer elected to complete the remaining units in the existing building before they began conveying and occupying sites in order to limit the liability associated with construction site hazards and risks in occupying a building under construction, and to accelerate the overall project ahead of a potential market slowdown. During July 2006, we extended an additional loan of $9.0 million for the second phase of the project. The new loan terms call for payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime plus 1% with a floor of 5.0%. The new loan will mature in 36 months from the date of the original loan. In late 2006, we sold participation interests related to the additional loan totaling $5.1 million to three other local financial institutions in connection with the closing of the loan. The Bank's outstanding loan balance (with respect to its interest) at September 30, 2006 was approximately $1.5 million with the total loan balance at such date amounting to approximately $3.0 million.

          In October 2005, we extended a $5.0 million loan, also for the conversion of an existing building located in Philadelphia into condominiums. The limited partnership is operated by a Philadelphia-based construction company. The project involves the conversion of the existing building into 34 loft condominium units with outside parking. The loan has a 24 month term with interest only due during the term and a floating interest rate indexed to the Wall Street journal prime plus 1%. The loan has a floor of 5.0%. The loan provides for one six month extension upon the payment of a fee equal to .5% of the outstanding balance as of the date of the extension. The loan-to-value ratio at the date of origination was approximately 73%. We retained the entire interest in the loan. At the date hereof, the outstanding loan balance was approximately $1.6 million. Construction of the project is proceeding on schedule and the contractor anticipates two sample units available for the spring 2007 selling season.

          In September 2005, we extended a $3.0 million construction and development loan to a local developer to build a 17 townhouse project located in Philadelphia. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 7.25%. The loan to value ratio of the loan was approximately 68% at the date of origination without reference to the additional collateral we received. The additional collateral consists of a condo in Philadelphia and an office building in Sewell, New Jersey with estimated equity of $540,000. In August 2006, we extended an additional $1.5 million in order to facilitate successful completion of the project. At September 30, 2006, the outstanding balance of the loan was approximately $4.1 million. As of October 2006, one unit has been sold and an additional 10 units are under agreement of sale.

          In August 2005 we extended a $5.0 million construction and land development loan to a local developer to convert an existing building into 17 loft condominium units located in Philadelphia. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 7.25%. The loan to value ratio of the loan was approximately 73% at the date of origination. At September 30, 2006, the outstanding balance of the Bank's loan was approximately $3.9 million. As of October 2006, two units have been sold and an additional 10 units are under agreement of sale. Construction of the project is proceeding on schedule.

          In September 2004 we extended a $6.4 million construction and land development loan to a local developer to build an 18 townhouse project located in Philadelphia. Concurrently with closing the loan, we sold a 36.2% participation interest to another local financial institution, retaining the remaining 63.8%. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 5.00%. The loan to value ratio of the loan was approximately 76% at the date of origination without reference to the additional collateral we received. The additional collateral consists of two small commercial properties located in Upper Darby, Pennsylvania with an estimated value of $578,000. At September 30, 2006 the outstanding balance of the Bank's portion of the loan was approximately $1.6 million with the total loan balance outstanding at such date amounting to approximately $2.5 million. The developer activated his six month extension clause to extend maturity until February 2007. As of October 2006, four units have been sold.

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

          MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. At September 30, 2006, our multi-family residential and commercial real estate loans amounted to $16.4 million or 6.4% of our total loan portfolio. Although we continue to offer such loans and will originate such loans when it is favorable to us, multi-family residential loans have declined both in terms of the aggregate amount outstanding as well as a percentage of the loan portfolio since September 30, 2002. After declining since 2002, our commercial real estate loans increased slightly at September 30, 2005 to $9.9 million and September 30, 2006 to $11.3 million.

          Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in our market area. At September 30, 2006, the average commercial and multi-family real estate loan size was approximately $216,000. The largest multi-family residential or commercial real estate loan at September 30, 2006 was $1.2 million which was performing in accordance with its terms. Substantially all of the properties securing our multi-family residential and commercial real estate loans are located in our primary market area.

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

          CONSUMER LENDING ACTIVITIES. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2006, $1.2 million, or 0.5% of the total loan portfolio consisted of these types of loans.

          Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

          COMMERCIAL BUSINESS LOANS. Our commercial business loans amounted to $234,000 or 0.09% of the total loan portfolio at September 30, 2006.

          Our commercial business loans typically are made to small to mid-sized businesses in our market area primarily to provide working capital. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 15 years. Our commercial business loans generally are secured by real estate. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

          Home equity loans and lines of credit up to $100,000 can be approved by one underwriter and either of two lending officers. Amounts in excess of the individual lending limit with respect to home equity loans and lines of credit must be approved by our two lending officers, and our President or Chief Financial Officer. All mortgage loans must be approved by either the executive committee of the board or the full board of directors of Prudential Savings Bank.

ASSET QUALITY

          GENERAL. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans. We also retain an independent, third party to undertake periodic reviews of the credit quality of a random sample of new loans and all of our major loans on an ongoing basis.

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

          We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. We had no impaired loans as of September 30, 2005 and 2006.

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

          We review and classify assets on a quarterly basis and the board of directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At September 30, 2006, 2005 and 2004, we had no assets classified as "doubtful" or "loss", and $151,000, $600,000 and $1.0 million, respectively, of assets classified as "substandard." In addition, as of September 30, 2006, 2005 and 2004, we did not have any loans designated "special mention."

          DELINQUENT LOANS. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

                                                   September 30, 2006                            September 30, 2005
                                      -------------------------------------------   -------------------------------------------
                                             30-89            90 Or More Days               30-89             90 Or More Days
                                          Days Overdue             Overdue              Days Overdue              Overdue
                                      --------------------   --------------------   --------------------   --------------------
                                       Number    Principal    Number    Principal    Number    Principal    Number    Principal
                                      Of Loans    Balance    Of Loans    Balance    Of Loans    Balance    Of Loans    Balance
                                      --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                        (Dollars in Thousands)
One- to four-family residential          15       $1,502         4        $ 151        19       $1,856         5        $239
Multi-family residential                 --           --        --           --        --           --        --          --
Commercial real estate                   --           --        --           --        --           --        --          --
Construction and land
   development                           --           --        --           --         1        2,120        --          --
Commercial business                       1            1        --           --        --           --        --          --
Consumer loans                           --           --        --           --         3           32        --          --
                                        ---       ------       ---        -----       ---       ------       ---        ----
Total delinquent loans                   16       $1,503         4        $ 151        23       $4,008         5        $239
                                        ===       ======       ===        =====       ===       ======       ===        ====
Delinquent loans to total net loans                 0.68%                  0.07%                  2.29%                  0.14%
Delinquent loans to total loans                     0.59%                  0.06%                  1.99%                  0.12%

          NON-PERFORMING LOANS AND REAL ESTATE OWNED. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest. We had no loans on non-accrual status during the years ended September 30, 2006 and 2005.

          The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

                                                          September 30,
                                            ----------------------------------------
                                             2006    2005    2004     2003     2002
                                            -----   -----   ------   ------   ------
                                                     (Dollars in Thousands)
Non-accruing loans:
   One- to four-family residential          $  --   $  --   $   --   $   --   $   --
   Multi-family residential                    --      --       --       --       --
   Commercial real estate                      --      --       --       --      448
   Construction and land development           --      --       --      500      994
   Commercial business                         --      --       --       --       --
   Consumer                                    --      --       --       --       --
                                            -----   -----   ------   ------   ------
      Total non-accruing loans                 --      --       --      500    1,442
                                            -----   -----   ------   ------   ------
Accruing loans 90 days or more past due:
   One- to four-family residential            151     240      478      386      259
   Multi-family residential                    --      --       --       --       --
   Commercial real estate and land             --      --       --       --       --
   Construction and land development           --      --       --       --       --
   Commercial business                         --      --       --       --       --
   Consumer                                    --      --        1        4       26
                                            -----   -----   ------   ------   ------
      Total accruing loans 90 days or
         more past due                        151     240      479      390      285
                                            -----   -----   ------   ------   ------
            Total non-performing loans(1)     151     240      479      890    1,727
                                            -----   -----   ------   ------   ------
Real estate owned, net(2)                      --     360      548      626       43
                                            -----   -----   ------   ------   ------
            Total non-performing assets     $ 151   $ 600   $1,027   $1,516   $1,770
                                            =====   =====   ======   ======   ======
Troubled debt restructurings                   --      --       --       --       --
Total non-performing loans as a
   percentage of loans, net                  0.07%   0.14%    0.32%    0.65%    0.95%
                                            =====   =====   ======   ======   ======
Total non-performing loans as a
   percentage of total assets                0.03%   0.05%    0.12%    0.22%    0.50%
                                            =====   =====   ======   ======   ======
Total non-performing assets as a
   percentage of total assets                0.03%   0.13%    0.25%    0.38%    0.51%
                                            =====   =====   ======   ======   ======

----------
(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2) Real estate owned balances are shown net of related loss allowances and consists solely of real property.

          Interest income on impaired loans other than non-accrual loans is recognized on an accrual basis. Interest income on non-accrual loans is recognized only as collected. There was no such interest recognized for fiscal 2006 and 2005.

               Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the lesser of the carrying value of the loan or fair value at the date of acquisition, or the fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Our policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside our market area or consists of other than single-family residential property. We may obtain re-appraisals on a periodic basis on foreclosed properties. We also conduct inspections on foreclosed properties. As of September 30, 2006, the balance of real estate owned was $-0-.

          In the second quarter of fiscal 2006, the lone real estate owned property at September 30, 2005 was sold at a pre-tax gain of approximately $106,000.

          ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, each loan type is assigned a rating based on the assumed risk elements of such loan types. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. As of September 30, 2006, our allowance for loan losses was 0.24% of total loans receivable and 409.7% of non-performing loans. All of the amount of the allowance at each of the dates set forth in the tables on the following page consisted of general reserves.

          We have reviewed the Interagency Policy Statement on the Allowance For Loan and Lease Losses (ALLL), issued December 13, 2006. The purpose of this policy statement is to issue guidance on important aspects of loan loss allowance practices. We believe that our methodology for the evaluation of our loan portfolio and the calculation of our ALLL is consistent with this statement.

          In the five-year period ended September 30, 2006, our loan charge-offs have been relatively modest and two loans were responsible for the majority of such charge-offs.

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

          The following table shows changes in our allowance for loan losses during the periods presented.

                                                        At Or For The Year Ended Septemver 30,
                                                 ----------------------------------------------------
                                                   2006       2005       2004       2003       2002
                                                 --------   --------   --------   --------   --------
                                                                 (Dollars in Thousands)
Total loans outstanding at end of period         $256,140   $201,438   $173,442   $152,503   $191,242
Average loans outstanding                         197,913    163,166    142,348    156,894    186,698

Allowance for loan losses, beginning of period        558        558        553        621        736
Provision for loan losses                              60         --         50        180        150
                                                 --------   --------   --------   --------   --------
Charge-offs:
   One- to four-family residential                     --         --         --         --         --
   Multi-family                                        --         --         --         --         --
   Commercial real estate                              --         --         50        172        250
   Construction and land development                   --         --         28         50         --
   Commercial business                                 --         --         --         --          4
   Consumer                                            --         --         --         51         12
                                                 --------   --------   --------   --------   --------
      Total charge-offs                                --         --         78        273        266
Recoveries on loans previously charged off             --         --         33         25          1
                                                 --------   --------   --------   --------   --------
Allowance for loan losses, end of period         $    618   $    558   $    558   $    553   $    621
                                                 ========   ========   ========   ========   ========
   Allowance for loan losses as a percent of
      non-performing loans                         409.66%    233.47%    116.49%     62.13%     35.96%
                                                 ========   ========   ========   ========   ========
   Ratio of net charge-offs during the period
      to average loans outstanding during the
      period                                           --%        --%      0.03%      0.16%      0.14%
                                                 ========   ========   ========   ========   ========

          The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                                       September 30,
                          -------------------------------------------------------------------------------------------------------
                                  2006                 2005                 2004                 2003                 2002
                          -------------------  -------------------  -------------------  -------------------  -------------------
                                       Loan                 Loan                 Loan                 Loan                 Loan
                                     Category             Category             Category             Category             Category
                           Amount     As A %    Amount     As A %    Amount     As A %    Amount     As A %    Amount     As A %
                             Of      Of Total     Of      Of Total     Of      Of Total     Of      Of Total     Of      Of Total
                          Allowance    Loans   Allowance    Loans   Allowance    Loans   Allowance    Loans   Allowance    Loans
                          ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                   (Dollars in Thousands)
One- to four-family
   residential               $148      60.69%     $163      67.21%     $182      70.92%    $137       75.32%    $188      82.56%
Multi-family residential       23       1.98        13       1.26        16       1.83       18        2.32       23       2.44
Commercial real estate        102       4.42        98       4.90        44       2.53       69        4.22       90       4.44
Construction and land
   development                343      32.33       227      25.86       197      22.69      226       15.87      210       8.89
Commercial business             2        .09         2        .09        29       1.70       21        1.83       22       1.41
Consumer                       --        .49         1        .67         1       0.33       10        0.44        6       0.26
Unallocated                    --         --        54         --        89         --       72          --       82         --
                             ----     ------      ----     ------      ----     ------     ----      ------     ----     ------
   Total                     $618     100.00%     $558     100.00%     $558     100.00%    $553      100.00%    $621     100.00%
                             ====     ======      ====     ======      ====     ======     ====      ======     ====     ======

          Our overall allowance for loan losses increased by $60,000 from September 30, 2005 to September 30, 2006 due primarily to loan growth, particularly in the construction and land development portfolio. There was also a re-distribution in the allocation of such allowance due to shifts in the composition of the portfolio as well as an analysis of the risk elements inherent therein. Most notably, the allocation of the allowance related to construction and land development loans increased due to the amount of such loans increasing by $30.7 million or 58.9% between September 30, 2005 and September 30, 2006.

INVESTMENT ACTIVITIES

          GENERAL. We invest in securities in accordance with policies approved by our board of directors. The investment policy designates our President, our Chief Financial Officer and our Treasurer as the Investment Committee, which committee is authorized by the board to make the Bank's investments consistent with the investment policy. The board of directors of Prudential Savings Bank reviews all investment activity on a monthly basis.

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

          At September 30, 2006, our investment and mortgage-backed securities amounted to $225.8 million or 47.8% of total assets at such date. The largest component of our securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $132.1 million or 58.5% of the securities portfolio at September 30, 2006. In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities. Included in our investment securities available for sale is a $34.1 million investment in a mutual fund that invests primarily in adjustable-rate mortgages and floating-rate securities. At September 30, 2006, we had unrecognized loss on this investment of approximately $930,000 which reduced our total equity accordingly.

          Approximately $48.7 million of U.S. Government and agency securities at September 30, 2006 were "step-up" securities. These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas. Our portfolio currently contains securities that call for various interest rate increases at various repricing intervals. The repricing periods range from monthly to every five years with interest rate adjustments ranging from 0.10% to 2.0%. In addition, these securities are callable at the option of the issuers. Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. Also, because of the call feature, the securities may be called by the issuer at a time when we are not able to reinvest the proceeds of the called security at a rate comparable to that which we were earning on the security at the time it was called.

          Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At September 30, 2006, we had $132.1 million of investment securities classified as held to maturity, $38.7 million of investment securities classified as available for sale, $50.4 million of mortgage-backed securities classified as held to maturity, $4.6 million of mortgage-backed securities classified as available for sale, and no securities classified as trading account.

          We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.

          Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"). We have not invested in collateralized mortgage obligations ("CMOs") issued by such agencies. At September 30, 2006, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC.

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

          The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

                                                       September 30,
                               -------------------------------------------------------------
                                       2006                 2005                 2004
                               -------------------  -------------------  -------------------
                               Amortized   Market   Amortized   Market   Amortized   Market
                                 Cost       Value      Cost      Value      Cost      Value
                               ---------  --------  ---------  --------  ---------  --------
                                                       (In Thousands)
Mortgage-backed securities     $ 54,894   $ 54,142   $ 66,828  $ 67,124  $ 80,932   $ 82,074
U.S. Government and agency
   obligations                  132,198    129,675    129,954   128,163   116,395    116,122
Municipal obligations             2,884      2,853      2,884     2,847     2,409      2,380
ARM mutual fund                  34,982     34,052     34,982    34,123    34,982     34,544
                               --------   --------   --------  --------  --------   --------
   Total                        224,958    220,722    234,648   232,257   234,718    235,120
                               --------   --------   --------  --------  --------   --------
FHLB stock                        2,217      2,217      1,811     1,811     2,074      2,074
FHLMC stock                          26      1,754         26     1,493        26      1,725
FNMA stock                            1          7          1         5         1          8
                               --------   --------   --------  --------  --------   --------
   Total mortgage backed and
      investment securities    $227,202   $224,700   $236,486  $235,566  $236,819   $238,927
                               ========   ========   ========  ========  ========   ========

          The following tables set forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2006. Tax-exempt yields have not been adjusted to a tax-equivalent basis.

                                                             Amounts At Septemver 30, 2006 Which Mature In
                                   ----------------------------------------------------------------------------------------
                                                          Over One
                                              Weighted      Year      Weighted   Over Five   Weighted     Over     Weighted
                                   One Year   Average      Through     Average    Through     Average      Ten     Average
                                    Or Less    Yield     Five Years     Yield    Ten Years     Yield      Years     Yield
                                   --------   --------   ----------   --------   ---------   --------   --------   --------
                                                                       (Dollars in Thousands)
Bonds and other debt securities:
   U.S. Government and agency
      obligations                   $13,085     4.28%      $33,084      4.10%     $38,102      5.05%    $ 47,928     5.34%
   Municipal obligations                 --       --            --        --        2,884      3.62           --       --
   Mortgage-backed securities            --       --         1,920      4.50           26      6.76       52,948     5.11
                                    -------                -------                -------               --------
      Total                         $13,085     4.28%      $35,004      4.12%     $41,012      4.95%    $100,876     5.22%
                                    =======     ====       =======      ====      =======      ====     ========     ====

          The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated all of which were classified as held to maturity in fiscal 2005 and 2004 while a portion was classified as available-for-sale in fiscal 2006. The securities all bear fixed rates of interest.

                                              September 30,
                                      ---------------------------
                                        2006      2005      2004
                                      -------   -------   -------
                                             (In Thousands)
   GNMA                               $46,991   $62,449   $79,626
   FHLMC                                1,920     2,541       818
   FNMA                                 5,983     1,838       488
                                      -------   -------   -------
      Total mortgage-backed
         securities                   $54,894   $66,828   $80,932
                                      =======   =======   =======

          Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at September 30, 2006 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                 Amounts At September 30, 2006 Which Mature In
                                      ------------------------------------------------------------------
                                                 Weighted    Over One    Weighted               Weighted
                                      One Year    Average     Through     Average   Over Five    Average
                                       Or Less     Yield    Five Years     Yield      Years       Yield
                                      --------   --------   ----------   --------   ---------   --------
                                                              (Dollars in Thousands)
GNMA                                     $--        --%       $   --        --%      $46,991      5.03%
FHLMC                                     --        --         1,920      4.50            --        --
FNMA                                      --        --            --        --         5,983      5.76
                                         ---                  ------                 -------
   Total mortgage-backed securities      $--        --%       $1,920      4.50%      $52,974      5.11%
                                         ===       ===        ======      ====       =======      ====

          The following table sets forth the purchases, and principal repayments of our mortgage-backed securities during the periods indicated.

                                                             At Or For The
                                                       Year Ended September 30,
                                                    ------------------------------
                                                      2006       2005       2004
                                                    --------   --------   --------
                                                         (Dollars in Thousands)
Mortgage-backed securities at beginning of period   $ 66,828   $ 80,932   $ 82,556
Purchases                                              4,610      4,481     21,771
   Repayments                                        (12,011)   (18,615)   (23,422)
   Sales                                              (4,564)        --         --
Amortizations of premiums, net                            31         30         27
                                                    --------   --------   --------
Mortgage-backed securities at end of period         $ 54,894   $ 66,828   $ 80,932
                                                    ========   ========   ========
Weighted average yield at end of period                 5.09%      5.16%      5.24%
                                                    ========   ========   ========

SOURCES OF FUNDS

          GENERAL. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

          DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2006, 50.6% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

          The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where its branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. The interest rates offered on our deposits are competitive in the market place and have increased over the past year as market rates have increased.

          Prudential Savings Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

          We do not actively solicit certificate accounts of $100,000 and above, known as "jumbo CDs," or use brokers to obtain deposits. At September 30, 2006, our jumbo CDs amounted to $44.9 million, of which $32.6 million are scheduled to mature within twelve months. At September 30, 2006, the weighted average remaining maturity of our certificate of deposit accounts was 11.8 months.

          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                         September 30,
                                   ---------------------------------------------------------
                                          2006                2005                2004
                                   -----------------   -----------------   -----------------
                                    Amount      %       Amount       %      Amount       %
                                   --------   ------   --------   ------   --------   ------
                                                   (Dollars in Thousands)
Certificate accounts:
   0.00% - 1.99%                   $     --      --%   $    618     0.18%  $  1,022     0.29%
   2.00% - 2.99%                        617     0.18     45,973    13.66     91,393    26.18
   3.00% - 3.99%                     30,933     8.91     52,903    15.72     23,165     6.63
   4.00% - 4.99%                     70,410    20.27     30,212     8.98     20,308     5.82
   5.00% - 5.99%                     69,642    20.05     14,611     4.35     15,062     4.31
   6.00% - 6.99%                         --       --         --       --         --       --
                                   --------   ------   --------   ------   --------   ------
   Total certificate accounts       171,602    49.41    144,317    42.89    150,950    43.23
                                   --------   ------   --------   ------   --------   ------
Transaction accounts:
   Savings                           76,989    22.17     87,709    26.07     94,868    27.17
   Checking:
      Interest-bearing               29,675     8.55     41,094    12.21     51,948    14.88
      Noninterest-bearing             4,528     1.30      3,441     1.02      2,232     0.64
   Money market                      64,498    18.57     59,907    17.81     49,161    14.08
                                   --------   ------   --------   ------   --------   ------
      Total transaction accounts    175,690    50.59    192,151    57.11    198,209    56.77
                                   ---------  -------  ---------  -------  ---------  ------
      Total deposits               $347,292   100.00%  $336,468   100.00%  $349,159   100.00%
                                   ========   ======   ========   ======   ========   ======

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                        Year Ended September 30,
                                       -------------------------------------------------------------------------------------------
                                                   2006                          2005                           2004
                                       -----------------------------  -----------------------------  -----------------------------
                                        Average  Interest   Average    Average  Interest   Average    Average  Interest   Average
                                        Balance   Expense  Rate Paid   Balance  Expense   Rate Paid   Balance   Expense  Rate Paid
                                       --------  --------  ---------  --------  --------  ---------  --------  --------  ---------
                                                                            (Dollars in Thousands)
Savings accounts                       $ 81,472   $ 2,458     3.02%   $ 91,821   $1,728      1.88%   $ 94,565   $1,654      1.75%
Interest-bearing checking
   and money market accounts             98,112     3,081     3.14     101,146    2,273      2.25      96,472    1,865      1.93
   Certificate accounts                 156,869     5,304     3.38     144,445    4,521      3.13     156,472    4,686      2.99
                                       --------   -------             --------   ------              --------   ------
      Total interest-bearing deposits   336,453   $10,843     3.22     337,412   $8,522      2.53     347,509   $8,205      2.36
                                       --------   =======             --------   ======              --------   ======
Non-interest-bearing checking             3,789                         10,066                          2,771
                                       --------                       --------                       --------
   Total deposits                      $340,242               3.19%   $347,478               2.45%   $350,280               2.34%
                                       ========               ====    ========               ====    ========               ====

          The following table shows our savings flows during the periods indicated.

                                                 Year Ended September 30,
                                           ---------------------------------
                                              2006        2005        2004
                                           ---------   ---------   ---------
                                                      (In Thousands)
Total deposits                             $ 488,409   $ 504,735   $ 411,005
Total withdrawals                           (485,532)   (524,140)   (409,093)
Interest credited                              7,948       6,714       6,470
                                           ---------   ---------   ---------
   Total increase (decrease) in deposits   $  10,825   $ (12,691)  $   8,382
                                           =========   =========   =========

          The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2006.

                                             Balance At September 30, 2006
                                   Maturing In The 12 Months Ending September 30,
                                ---------------------------------------------------
Certificates Of Deposit           2007       2008     2009    Thereafter     Total
-----------------------------   --------   -------   ------   ----------   --------
                                                   (In Thousands)
Less than 2.00%                 $     --   $    --   $   --     $    --    $     --
2.00% - 2.99%                        617        --       --          --         617
3.00% - 3.99%                     20,542     7,078    3,313          --      30,933
4.00% - 4.99%                     49,408    14,094    1,585       5,323      70,410
5.00% - 5.99%                     53,832     6,127       --       9,683      69,642
                                --------   -------   ------     -------    --------
   Total certificate accounts   $124,399   $27,299   $4,898     $15,006    $171,602
                                ========   =======   ======     =======    ========

          The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2006, by time remaining to maturity.

                                                    Weighted
             Quarter Ending:             Amount   Average Rate
-------------------------------------   -------   ------------
                                        (Dollars in Thousands)
December 31, 2006                       $ 7,170       4.54%
March 31, 2007                           13,679       5.04
June 30, 2007                             3,088       4.74
September 30, 2007                        8,635       4.96
After September 30, 2007                 12,346       4.41
                                        -------
   Total certificates of deposit with
       balances of $100,000 or more     $44,918       4.75%
                                        =======       ====

          BORROWINGS. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At September 30, 2006, we had $31.8 million in outstanding FHLB advances and $128.0 million of additional FHLB advances available. At such date, maturities range from one month to four years. We have not utilized any other types of borrowings such as securities sold under agreements to repurchase. The increase in borrowings during fiscal 2006 was to meet increased loan demand.

          The following table shows certain information regarding our borrowings at or for the dates indicated:

                                                 At Or For The Year
                                                 Ended September 30,
                                             ---------------------------
                                               2006      2005      2004
                                             -------   -------   -------
                                                (Dollars in Thousands)
FHLB advances:
   Average balance outstanding               $19,628   $13,841   $13,880
   Maximum amount outstanding at any
      month-end during the period            $31,784   $13,859   $13,897
   Balance outstanding at end of period      $31,784   $13,823   $13,862
   Average interest rate during the period     5.564%    3.574%    3.574%
   Weighted average interest rate at end
      of period                                5.487%    5.526%    5.517%

     We have six FHLB advances made under a low-income housing program in which we participate. Four of the FHLB advances amortize over the period to maturity. Three of these advances are at an interest rate of 3.0% and one is at 2.0%. The other two FHLB advances bear a zero percent interest rate. The total of these six FHLB advances is $784,000. At September 30, 2006, repayments of $41,000 are due within one year as part of the program. Advances from the FHLB which are not part of the low-income housing program total $31.0 million, with interest rates ranging from 5.45% to 5.98% and maturities ranging from October 2006 to September 2010.

SUBSIDIARIES

     The Company has only one direct subsidiary: Prudential Savings Bank. The Bank's sole subsidiary as of September 30, 2006 was PSB Delaware, Inc. ("PSB"), a Delaware-chartered company established to hold certain investments of the Bank. As of September 30, 2006, PSB has assets of $63.5 million primarily consisting of mortgage backed securities. We may consider the establishment of one or more additional subsidiaries in the future.

EMPLOYEES

     At September 30, 2006, we had 68 full-time employees, and six part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

                                   REGULATION

          Set forth below is a brief description of certain laws relating to the regulation of Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

GENERAL

          Prudential Savings Bank as a Pennsylvania chartered savings bank with deposits insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing Prudential Savings Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

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

          In connection with the reorganization completed in March 2005, Prudential Bancorp registered its common stock with the SEC under the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Prudential Bancorp's common stock is listed on the Nasdaq Global Market under the symbol "PBIP." The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our board of directors and various committees of the board, such as the audit committee.

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

          SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and
(vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

          On August 9, 2006, the SEC issued proposed rules for smaller public companies, such as Prudential Bancorp, further extending the dates for their compliance with the internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to the proposal, a non-accelerated filer would not be required to provide management's report on internal control over financial reporting until it files an annual report for a fiscal year ending on or after December 15, 2007. If, however, the SEC has not issued additional guidance for management on how to complete its assessment of internal control over financial reporting in time to be of assistance in connection with annual reports filed for fiscal years ending on or after December 15, 2007, this deadline could be further postponed. Under the proposal, the auditor's attestation report on internal control over financial reporting would not be required until a non-accelerated filer files an annual report for a fiscal year ending on or after December 15, 2008. If revisions to Auditing Standard No. 2 have not been finalized in time to be of assistance in connection with annual reports filed for fiscal years ending on or after December 15, 2008, this deadline could also be further postponed.

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

          o the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and

          o Prudential Savings Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to Prudential Savings Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

          INSURANCE OF ACCOUNTS. The deposits of Prudential Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

          Each Federal Deposit Insurance Corporation insured institutions is assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2005 ranging from zero for well capitalized, healthy institutions, such as Prudential Savings Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns. Prudential Savings Bank currently is considered well capitalized and has a zero assessment rate.

          In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the fourth quarter of 2006 was .0124% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

DEPOSIT INSURANCE REFORM. On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the Federal Deposit Insurance Corporation greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

          Major provisions in the legislation include:

          o merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

          o maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

          o providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

          o providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

          o requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

          Pursuant to the Reform Act, the Federal Deposit Insurance Corporation has determined to maintain the designated reserve ratio at its current 1.25%, which will be reviewed annually. The Federal Deposit Insurance Corporation has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. Prudential Savings Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

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

          At September 30, 2006, Prudential Savings Bank exceeded all of its regulatory capital requirements, with leverage and total risk-based capital ratios of 14.74% and 31.56%, respectively.

          PROMPT CORRECTION ACTION. The following table shows the amount of capital associated with the different capital categories set forth in the prompt correction action regulations.

                                        Total               Tier 1              Tier 1
      Capital Category           Risk-Based Capital   Risk-Based Capital   Leverage Capital
------------------------------   ------------------   ------------------   ----------------
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

          At September 30, 2006, Prudential Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

          The table below sets forth the Company and the Bank's capital position relative to its regulatory capital requirements at September 30, 2006.

                                                                     To Be Well
                                                                    Capitalized
                                                Required For        Under Prompt        Excess Over
                                              Capital Adequacy   Corrective Action   Well-Capitalized
                                 Actual           Purposes           Provisions         Provisions
                            ---------------   ----------------   -----------------   ----------------
                             Amount   Ratio    Amount    Ratio    Amount     Ratio    Amount    Ratio
                            -------   -----   -------    -----   -------     -----   -------    -----
                                                      (Dollars in Thousands)
Total risk-based capital
   Company                  $87,894   39.68%  $17,722     8.00%      N/A       N/A       N/A      N/A
   Bank                      69,917   31.56    17,722     8.00   $22,153     10.00%  $47,764    21.56%
Tier 1 risk-based capital
   Company                   86,914   39.23     8,861     4.00       N/A       N/A       N/A      N/A
   Bank                      68,937   31.12     8,861     4.00    13,292      6.00    55,645    31.12
Tier 1 leverage capital
   Company                   86,914   18.64    18,646     4.00       N/A       N/A       N/A      N/A
   Bank                      68,937   14.74    18,703     4.00    23,379      5.00    45,558     9.74

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

          FEDERAL HOME LOAN BANK SYSTEM. Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At September 30, 2006, Prudential Savings Bank had $31.8 million in FHLB advances.

          As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At September 30, 2006, Prudential Savings Bank had $2.2 million in stock of the Federal Home Loan Bank of Pittsburgh which was in compliance with this requirement.

          FEDERAL RESERVE BOARD SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2006, Prudential Savings Bank was in compliance with these reserve requirements.

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

                                    TAXATION

FEDERAL TAXATION

          GENERAL. Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Prudential Savings Bank's federal and state income tax returns for taxable years through September 30, 2002 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

          Prudential Bancorp files a consolidated federal income tax return with Prudential Savings Bank and its subsidiary, PSB Delaware, Inc. Accordingly, any cash distributions made by Prudential Bancorp to its shareholders will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

          At September 30, 2006, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

          ALTERNATIVE MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Prudential Savings Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Prudential Savings Bank has not been subject to the alternative minimum tax.

          NET OPERATING LOSS CARRYOVERS. For net operating losses in tax years beginning before August 6, 1997, Prudential Savings Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At September 30, 2006, Prudential Savings Bank had no net operating loss carry forwards for federal income tax purposes.

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

STATE AND LOCAL TAXATION

          PENNSYLVANIA TAXATION. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2006 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 1A. RISK FACTORS.

          IN ANALYZING WHETHER TO MAKE OR TO CONTINUE AN INVESTMENT IN OUR SECURITIES, INVESTORS SHOULD CONSIDER, AMONG OTHER FACTORS, THE FOLLOWING RISK FACTORS.

OUR PORTFOLIO OF LOANS WITH A HIGHER RISK OF LOSS IS INCREASING

          In recent years, we have increased our originations or purchases of construction and land development loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. Construction and land development loans have increased from $17.0 million or 8.9% of our total loan portfolio at September 30, 2002 to $82.8 million or 32.3% of the total loan portfolio at September 30, 2006. At the same time, both the dollar amount and the percentage of the loan portfolio comprised of single-family residential mortgage loans has decreased. Single-family residential mortgage loans held by Prudential Savings Bank have decreased from $158.9 million or 83.1% of our total loan portfolio at September 30, 2002 to $155.5 million or 60.7% at September 30, 2006. Construction and land development loans generally have a higher risk of loss than single-family residential mortgage loans. The risk of loss on construction and land development loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Furthermore, if the estimates of value prove to be inaccurate, we can be confronted with projects, when completed, having values less than the loan amounts. In addition, such loans have significantly higher average loan balances compared to single-family residential mortgage loans. Consequently, an adverse development with respect to one loan or credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan. We may also be required to increase our allowance for loan losses both due to actual losses or the increase in the estimated loss inherent in our portfolio which would reduce our net income. We have also originated or committed to originate substantially larger construction loans in recent periods and our portfolio of such loans is not seasoned.

OUR LOANS ARE CONCENTRATED TO BORROWERS IN OUR MARKET AREA

          At September 30, 2006, the preponderance of our total loans were to individuals and/or secured by properties located in our primary market area of the Philadelphia metropolitan area. We have relatively few loans outside of our market. As a result, we may have a greater risk of loan defaults and losses in the event of an economic downturn in our market area.

OUR RESULTS OF OPERATIONS ARE SIGNIFICANTLY DEPENDENT ON ECONOMIC CONDITIONS AND RELATED UNCERTAINTIES.

          Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Eastern Pennsylvania because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

CHANGES IN INTEREST RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
OPERATIONS.

          The operations of financial institutions such as ours are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

WE ARE SUBJECT TO EXTENSIVE REGULATION WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

          We and our subsidiaries are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

WE FACE STRONG COMPETITION WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY.

           We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

OUR ABILITY TO SUCCESSFULLY COMPETE MAY BE REDUCED IF WE ARE UNABLE TO MAKE TECHNOLOGICAL ADVANCES.

          The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers' needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

WE AND OUR BANKING SUBSIDIARY ARE SUBJECT TO CAPITAL AND OTHER REQUIREMENTS WHICH RESTRICT OUR ABILITY TO PAY DIVIDENDS.

          Our ability to pay dividends to our shareholders may depend upon the dividends we receive from Prudential Savings Bank. Dividends paid by the Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, Prudential Savings Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

HOLDERS OF OUR COMMON STOCK HAVE NO PREEMPTIVE RIGHTS AND ARE SUBJECT TO POTENTIAL DILUTION.

        Our articles of incorporation do not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of Prudential Bancorp or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2. PROPERTIES

        We currently conduct business from our main office and five banking offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2006. All the offices are owned by us.

                                              Date Of      Net Book
                                               Lease         Value     Amount Of
     Description/Address     Leased/Owned   Expiration   Of Property    Deposits
---------------------------  ------------   ----------   -----------   ---------
                                                               (In Thousands)
Main Office                      Owned          N/A         $574       $185,695
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch                    Owned          N/A            6         24,784
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch               Owned          N/A           18         25,945
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch              Owned          N/A          244         48,049
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch                 Owned          N/A           66         37,266
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch               Owned          N/A           96         25,553
601 Morgan Avenue
Drexel Hill, PA 19026-3105

          The Company has filed an application with the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation for approval to establish a new branch office in the Old City section of Philadelphia. The new branch is anticipated to commence operations in the Spring of 2007.

ITEM 3. LEGAL PROCEEDINGS

          On October 4, 2006, Stilwell Value Partners I, L.P. ("Stilwell") filed suit in the United States District Court for the Eastern District of Pennsylvania against Prudential Mutual Holding Company (the "MHC"), Prudential Bancorp, Inc. of Pennsylvania (the "Company") and each of the directors of the MHC and the Company individually seeking equitable relief including (i) enjoining the Company and the directors from allowing the MHC to participate in any shareholder vote to consider the adoption of proposed stock option and stock recognition and retention plans (collectively, the "Stock Plans") and (ii) enjoining MHC from participating in any shareholder vote to approve the Stock Plans. In the event that the MHC and the Company are not enjoined, Stilwell is seeking damages, the amount to be determined at trial.

          Stilwell alleges that the Company's prospectus used to solicit offers to purchase shares of the Company's common stock in connection with the mutual holding reorganization of Prudential Savings Bank "promised" that the Stock Plans would be submitted only for consideration by the Company's public shareholders and not the MHC which controls a majority of the Company's issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company. Stilwell also alleges the individual directors have violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC can vote its shares on the Stock Plans assuring their approval by shareholders. The Company believes Stilwell's allegations are without merit and intends to vigorously defend the case. On November 20, 2006, the Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no "promise," implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim, with respect to the timing of any such vote, is legally insufficient.

          Since the case is in its early stages and discovery has not commenced, no prediction can be made as to the outcome thereof.

          Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a) Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol "PBIP". At December 14, 2006, there were approximately 321 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for fiscal 2006 and the last three fiscal 2005 quarters. Our common stock commenced trading on Nasdaq on March 30, 2005.

                             Stock Price        Cash
                           ---------------   Dividends
Quarter ended:              High      Low    Per Share
                           ------   ------   ---------
   September 30, 2006...   $13.45   $13.10     $0.04
   June 30, 2006........    14.02    12.82      0.04
   March 31, 2006.......    13.96    11.70      0.04
   December 31, 2005...     11.98    10.70      0.04

Quarter ended:
   September 30, 2005...   $12.90   $10.70     $0.04
   June 30, 2005........    11.05     8.50      0.04
   March 31, 2005.......    10.05     9.55        --

        (b) Not applicable

        (c) The following table presents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2006:

                                                                                                   Maximum
                                                                                Total Number      Number Of
                                                                                 Of Shares       Shares That
                                                                                Purchased As     May Yet Be
                                                       Total                  Part Of Publicly    Purchased
                                                     Number Of    Average        Announced        Under The
                                                      Shares     Price Paid       Plans Or        Plans Or
Period                                               Purchased   Per Share        Programs        Programs
------                                               ---------   ----------   ----------------   -----------
Month #1 July 1, 2006 - July 31, 2006.............     26,830      $13.24          26,830          191,570
Month #2 August 1, 2006 - August 31, 2006.........     95,000       13.30          95,000           96,570
Month #3 September 1, 2006 - September 30, 2006...     50,000       13.30          50,000           46,570
                                                      -------      ------         -------           ------
   Total..........................................    171,830      $13.29         171,830           46,570
                                                      =======      ======         =======           ======

----------
Notes to the table.

     (1) On April 6, 2006, the Company announced its second stock repurchase program to repurchase 269,000 shares or approximately 5% of the Company's outstanding common stock held by shareholders other than Prudential Mutual Holding Company, such program to commence upon completion of the first program (which was completed in May 2006). The second stock repurchase program was completed during November 2006.

ITEM 6.  SELECTED FINANCIAL DATA

          Set forth below is selected financial and other data of Prudential Bancorp. Prior to March 29, 2005, the date we completed the reorganization, such data only reflects information with respect to Prudential Savings Bank.

                                                               At September 30,
                                               ----------------------------------------------------
                                                 2006       2005       2004       2003       2002
                                               --------   --------   --------   --------   --------
                                                              (Dollars in Thousands)
SELECTED FINANCIAL AND OTHER DATA:
Total assets                                   $472,381   $446,592   $406,638   $395,825   $344,830
Cash and cash equivalents                        13,428     26,815     10,061     24,108     29,087
Investment securities:
   Held-to-maturity                             132,084    129,840    114,806     98,991     23,987
   Available-for-sale                            38,747     38,584     40,287     43,175     36,264
Mortgage-backed securities:
   Held-to-maturity                              50,360     66,828     80,932     82,556     66,130
   Available-for-sale                             4,615         --         --         --         --
Loans receivable, net                           219,418    175,091    151,565    137,926    181,947
Deposits                                        347,292    336,468    349,159    340,777    292,312
FHLB advances                                    31,784     13,823     13,862     13,900     13,937
Total equity, substantially restricted           87,448     90,825     39,099     36,548     34,382
Banking offices                                       6          6          6          6          6

                                                                 Year Ended September 30,
                                               ----------------------------------------------------
                                                 2006       2005       2004       2003       2002
                                               --------   --------   --------   --------   --------
                                                              (Dollars in Thousands)
SELECTED OPERATING DATA:
Total interest income                          $ 24,542   $ 21,077   $ 19,513   $ 18,813   $ 19,215
Total interest expense                           11,935      9,297      9,002      9,707     10,365
                                               --------   --------   --------   --------   --------
Net interest income                              12,607     11,780     10,511      9,106      8,850
Provision for loan losses                            60         --         50        180        150
                                               --------   --------   --------   --------   --------
   Net interest income after provision
      for loan losses                            12,547     11,780     10,461      8,926      8,700
Total non-interest income                           938        567        581        742        613
Total non-interest expense                        7,875      7,069      7,323      6,047      5,421
                                               --------   --------   --------   --------   --------
Income before income taxes                        5,610      5,278      3,719      3,621      3,892
Income taxes                                      1,773      1,886      1,246      1,253      1,398
                                               --------   --------   --------   --------   --------
Net income                                     $  3,837   $  3,392   $  2,473   $  2,368   $  2,494
                                               ========   ========   ========   ========   ========
Basic Earnings per share (1)                       0.32       0.15         --         --         --
Diluted earnings per share (1)                     0.32       0.15         --         --         --

SELECTED OPERATING RATIOS(2):
Average yield on interest-earning assets           5.58%      5.03%      4.97%      5.18%      6.21%
Average rate on interest-bearing liabilities       3.34       2.64       2.48       2.91       3.65
Average interest rate spread(3)                    2.24       2.39       2.49       2.27       2.56
Net interest margin(3)                             2.87       2.81       2.68       2.51       2.86
Average interest-earning assets to average
   interest-bearing liabilities                  122.94     118.81     108.13     108.67     108.85
Net interest income after provision
   for loan losses to non-interest expense       159.33     166.64     142.85     147.61     160.49
Total non-interest expense to average assets       1.73       1.64       1.80       1.61       1.69
Efficiency ratio(4)                               58.14      57.25      66.02      61.40      57.43
Return on average assets                           0.84       0.79       0.61       0.63       0.78
Return on average equity                           4.26       5.14       6.50       6.64       7.56
Average equity to average assets                  19.82      15.30       9.36       9.52      10.28

                                                        (FOOTNOTES ON NEXT PAGE)

                                                             At Or For The
                                                        Year Ended September 30,
                                              ----------------------------------------
                                               2006     2005     2004     2003    2002
                                              ------   ------   ------   -----   -----
ASSET QUALITY RATIOS(5):
Non-performing loans as a percent of
   total loans receivable(6)                    0.07%    0.14%    0.32%   0.65%   0.95%
Non-performing assets as a percent of
   total assets(6)                              0.03     0.13     0.25    0.38    0.51
Allowance for loan losses as a percent of
   non-performing loans                       409.66   233.47   116.49   62.13   35.96
Net charge-offs to average loans receivable       --       --     0.03    0.16    0.14

CAPITAL RATIOS(5):
Tier 1 leverage ratio
   Company                                     18.64%   20.98%     N/A     N/A     N/A
   Bank                                        14.74    14.55     9.39%   9.03%   9.69%
Tier 1 risk-based capital ratio
   Company                                     39.23%   48.54%     N/A     N/A     N/A
   Bank                                        31.12    34.71    24.50   21.95   20.29
Total risk-based capital ratio
   Company                                     39.68%   48.98%     N/A     N/A     N/A
   Bank                                        31.56    35.16    25.22   22.29   20.66

----------
(1) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for the year ended September 30, 2005 is for the six month period ended September 30, 2005. There were no shares of common stock of the Company outstanding during the pre 2005 periods.

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

(5) Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable. The Bank converted to a Pennsylvania-chartered savings bank in August 2004 and thus became subject to the Federal Deposit Insurance Corporation regulatory capital regulations. Prior thereto, the Bank was a Pennsylvania- chartered savings association subject to regulations by the Office of Thrift Supervision. Under Federal Deposit Insurance Corporation regulations, capital ratios for the Bank are based on average assets rather than assets, as adjusted, at the relevant date as required by the regulations of the Office of Thrift Supervision. Since the Company did not have any capital stock outstanding prior to March 29, 2005, no capital ratios are presented for the pre 2005 periods.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We are a community oriented savings bank headquartered in Philadelphia, Pennsylvania. We operate six banking offices in Philadelphia and Delaware Counties. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest primarily in U.S. Government and agency securities and mortgage-backed securities. At September 30, 2006, we had total assets of $472.4 million, including $219.4 million in net loans and $225.8 million of investment and mortgage-backed securities, total deposits of $347.3 million and total equity of $87.4 million.

          This Management's Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Prudential Bancorp. The results of operations of Prudential Bancorp are primarily dependent on the results of the Bank. The information contained in this section should be read in conjunction with our financial statements and the accompanying notes to the consolidated financial statements and other sections contained in Item 8 of this Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

          On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently assessing the impact of FIN 48 on its financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders' equity. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. The Bank participates in a muti-employer defined benefit plan. We do not anticipate that the implementation of SFAS No. 158 will have any impact on our financial position, results of operations and cash flows because it is not applicable to muti-employer defined benefit plans.

          In February 2006, the FASB issued SFAS No. 155, "Accounting For Certain Hybrid Financial Instruments." This statement amends FASB Statements No. 133, "Accounting For Derivative Instruments and Hedging Activities, and FASB SFAS No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. The adoption of the statement did not have a material effect on the financial statements.

          In September 2006, the Securities and Exchange Commission ("SEC") issued SAB No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year.

          The Company implemented SAB 108 on October 1, 2006 which resulted in an increase to Mortgage-backed securities held to maturity of approximately $320,000, an increase in deferred income tax liability of approximately $142,000 and a cumulative adjustment to increase beginning Retained Earnings of approximately $178,000. The adjustment relates to two separate accounting entries. The first entry pertains to the method of accounting that was utilized in past years for the recognition of investment income on Mortgage-backed securities. Prior to 2006, the Company used the straight line method over the contractual life of the securities rather than using the effective yield method prescribed by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The impact of this entry was the correction of an understatement of Mortgage-backed securities by approximately $320,000 and deferred income tax liability of $102,000. The second entry relates to a write off of a deferred tax asset of approximately $40,000 that was incorrectly accounted for in prior periods.

          In prior periods, management performed a quantitative and qualitative analysis of the differences between these two methods of accounting and concluded that there was not a material impact on any past individual quarter or annual reporting periods.

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

COMMITMENTS

          The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2006.

                                                  Amount Of Commitment Expiration
                                                           - Per Period
                                     Total      -----------------------------------
                                    Amounts        To       1-3      4-5    After 5
                                   Committed     1 Year    Years    Years    Years
                                   ---------    -------   -------   -----   -------
                                                      (In Thousands)
Letters of credit                    $   110    $   110   $    --    $--    $   --
Lines of credit                        6,706         --        --     --     6,706
Undisbursed portions of loans in
   process                            36,258(1)  15,388    20,870     --        --
Commitments to originate loans         4,933      4,933        --     --        --
                                     -------    -------   -------    ---    ------
   Total commitments                 $48,007    $20,431   $20,870    $--    $6,706
                                     =======    =======   =======    ===    ======

----------
(1) Includes participation interests sold to other financial institutions totaling $6.6 million; Prudential Savings Bank will fund such amount and be reimbursed by the participants.

CONTRACTUAL CASH OBLIGATIONS

The following table summarizes our contractual cash obligations at September 30, 2006.

                                                      Payments Due By Period
                                              --------------------------------------
                                                 TO        1-3       4-5     AFTER 5
                                     TOTAL     1 YEAR     YEARS     YEARS     YEARS
                                   --------   --------   -------   -------   -------
                                                     (In Thousands)
Certificates of deposit            $171,602   $124,399   $32,197   $15,006    $ --
FHLB advances(1)                     31,784     18,041        84    13,088     571
Other borrowed money                     --         --        --        --      --
                                   --------   --------   -------   -------    ----
   Total long-term debt             203,386    142,440    32,281    28,094     571
Operating lease obligations             166         61       105        --      --
                                   --------   --------   -------   -------    ----
   Total contractual obligations   $203,552   $142,501   $32,386   $28,094    $571
                                   ========   ========   =======   =======    ====

----------
(1) Does not include approximately $760,000 in interest expense due annually on FHLB advances through the year 2010.

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

                                                                             Year Ended September 30,
                                              --------------------------------------------------------------------------------------
                                                          2006                         2005                          2004
                                              ---------------------------  ---------------------------  ----------------------------
                                                                  Average                      Average                      Average
                                              Average              Yield/  Average              Yield/   Average             Yield/
                                              Balance   Interest  Rate(1)  Balance   Interest    Rate    Balance  Interest   Rate
                                              --------  --------  -------  --------  --------  -------  --------  --------  --------
                                                                             (Dollars in Thousands)
Interest-earning assets:
   Investment securities                      $173,713   $ 8,019    4.62%  $157,648   $ 6,758    4.29%  $148,377   $ 6,147    4.14%
   Mortgage-backed securities                   60,750     3,147    5.18     72,771     3,783    5.20     84,439     4,475    5.30
   Loans receivable(1)                         197,913    13,077    6.61    163,166     9,885    6.06    142,348     8,584    6.03
   Other interest-earning assets                 7,307       299    4.09     25,512       651    2.55     17,142       307    1.79
                                              --------   -------           --------   -------           --------   -------
      Total interest-earning assets            439,683    24,542    5.58%   419,097    21,077    5.03%   392,306    19,513    4.97%
                                                         -------  ------              -------  ------              -------  ------
Non-interest-earning assets                     14,786                       12,073                       14,063
                                              --------                     --------                     --------
      Total assets                            $454,469                     $431,170                     $406,369
                                              ========                     ========                     ========
Interest-bearing liabilities:
   Savings accounts                           $ 81,472     2,449    3.01%  $ 91,821     1,719    1.87%  $ 94,565     1,654    1.75%
   Checking and money market accounts           98,112     3,081    3.14    101,146     2,273    2.25     96,472     1,865    1.93
   Certificate accounts                        156,869     5,304    3.38    144,445     4,520    3.13    156,472     4,686    2.99
                                              --------   -------           --------   -------           --------   -------
      Total deposits                           336,453    10,834    3.22    337,412     8,512    2.52    347,509     8,205    2.36
FHLB advances                                   19,628     1,092    5.56     13,842       775    5.60     13,880       778    5.61
Real estate tax escrow accounts                  1,552         9    0.58      1,490        10    0.67      1,306        12    0.92
Other interest-bearing liabilities                  --        --      --         --        --      --        116         7    6.02
                                              --------   -------           --------   -------           --------   -------
      Total interest-bearing liabilities       357,633    11,935    3.34%   352,744     9,297    2.64%   362,811     9,002    2.48%
                                                         -------  ------              -------  ------              -------  ------
Non-interest-bearing liabilities                 6,762                       12,459                        5,511
                                              --------                     --------                     --------
      Total liabilities                        364,395                      365,203                      368,322
   Stockholders' Equity                         90,074                       65,967                       38,047
                                              --------                     --------                     --------
Total liabilities and Stockholders' Equity    $454,469                     $431,170                     $406,369
                                              ========                     ========                     ========
   Net interest-earning assets                $ 82,050                     $ 66,354                     $ 29,495
                                              ========                     ========                     ========
   Net interest income; interest rate spread             $12,607    2.24%             $11,780    2.39%             $10,511    2.49%
                                                         =======  ======              =======  ======              =======  ======
   Net interest margin(2)                                           2.87%                        2.81%                        2.68%
                                                                  ======                       ======                       ======
   Average interest-earning assets to
      average interest-bearing liabilities                        122.94%                      118.81%                      108.13%
                                                                  ======                       ======                       ======

----------
(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

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

                                                          2006 vs. 2005                             2005 vs. 2004
                                             --------------------------------------   ------------------------------------
                                             Increase (Decrease) Due To               Increase (Decrease) Due To
                                             --------------------------               --------------------------
                                                                            Total                                  Total
                                                                 Rate/    Increase                      Rate/    Increase
                                               Rate    Volume   Volume   (Decrease)    Rate   Volume   Volume   (Decrease)
                                             -------   ------   ------   ----------   -----   ------   ------   ----------
                                                                             (In Thousands)
Interest income:
Investment securities                        $   519   $  689    $  53    $ 1,261     $ 214   $  384    $ 13     $   611
Mortgage-backed securities                       (13)    (625)       2       (636)      (85)    (618)     12        (692)
Loans receivable, net                            896    2,105      191      3,192        40    1,255       6       1,301
Other interest-earning assets                    393     (465)    (280)      (352)      130      150      64         344
                                             -------   ------    -----    -------     -----   ------    ----     -------
Total interest-earning assets                  1,795    1,704      (34)     3,465       299    1,171      95       1,564
                                             -------   ------    -----    -------     -----   ------    ----     -------
Interest expense:
Savings accounts                               1,041     (194)    (117)       730       109      (48)     (3)         58
Checking accounts                                903      (68)     (27)       808       303       90      15         408
   (interest-bearing and
   non-interest bearing)
Certificate accounts                             364      389       31        784       211     (360)    (16)       (165)
                                             -------   ------    -----    -------     -----   ------    ----     -------
Total deposits                                 2,308      127     (113)     2,322       623     (318)     (4)        301
                                             -------   ------    -----    -------     -----   ------    ----     -------
FHLB advances                                     (5)     324       (2)       317        (1)      (2)     --          (3)
Other interest-bearing liabilities                (1)      --       --         (1)       (3)       2      --          (2)
                                             -------   ------    -----    -------     -----   ------    ----     -------
Total interest-bearing liabilities             2,302      451     (115)     2,638       619     (318)     (4)        296
                                             -------   ------    -----    -------     -----   ------    ----     -------
Increase (decrease) in net interest income   $  (507)  $1,253    $  81    $   827     $(320)  $1,489    $ 99     $ 1,268
                                             =======   ======    =====    =======     =====   ======    ====     =======

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

          The Company's total assets increased by $25.8 million or 5.8% to $472.4 million at September 30, 2006 from September 30, 2005 primarily due to continued growth of the loan portfolio. The Company's net loan portfolio experienced a $44.3 million or 25.3% increase to $219.4 million at September 30, 2006 as management continued its emphasis on growing the Company's loan portfolio. The majority of the growth was concentrated in the single-family construction and residential mortgage loan portfolios. Partially offsetting such increase were decreases in cash and cash equivalents as well as mortgage-backed securities. The $13.4 million decrease in cash and cash equivalents to $13.4 million at September 30, 2006 reflected the systematic investment of funds received in the subscription offering in loans and other higher yielding investments while the $11.9 million decline in the mortgage-backed securities portfolios reflected the Company's determination to re-invest proceeds from maturing securities into loans.

          Total liabilities increased by $29.2 million or 8.2% to $384.9 million at September 30, 2006 from September 30, 2005 reflecting increased Federal Home Loan Bank borrowings ("FHLB") and deposits in order to assist funding loan demand. Advances from the FHLB increased $18.0 million to $31.8 million at September 30, 2006 from $13.8 million at September 30, 2005. At September 30, 2006, total deposits increased $10.8 million or 3.2% to $347.3 million from $336.5 million as of September 30, 2005. The increase was due to a $27.3 million increase in certificates of deposit, partially offset by a $16.5 million decrease in core deposits. The increase in certificates resulted primarily from implementation of a more aggressive deposit pricing strategy combined with increased customer demand for attractive short-term investments in the rising interest rate market experienced throughout fiscal 2006.

          Stockholders' equity decreased by $3.4 million to $87.4 million at September 30, 2006 as compared to $90.8 million at September 30, 2005 in large part due to the repurchase during fiscal 2006 of 433,130 shares of common stock at a total cost of $5.8 million combined with the payment of $1.9 million in dividends, offset in part by $3.8 million in net income for the year ended September 30, 2006.

          The Company previously announced in April 2006 that the Board had approved the commencement of its second stock repurchase program of up to an additional 269,000 shares or approximately 5% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company. The Company's second repurchase program commenced in May 2006 upon completion of its first repurchase program covering 277,000 shares. The average cost per share of the 499,430 shares which had been repurchased during fiscal 2006 and 2005 was $12.86 per share.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

          GENERAL. We had net income of $3.8 million for the year ended September 30, 2006 as compared to $3.4 million for the prior fiscal year. The results for the year ended September 30, 2006 as compared to the year ended September 30, 2005 reflected primarily the effects of an $827,000 increase in net interest income combined with a $370,000 increase in non-interest income offset by a $806,000 increase in non-interest expenses. The increase in net interest income reflected in large part the increase in the average net interest-earning assets for the year ended September 30, 2006 compared to the year ended September 30, 2005, as the stock reorganization only reflected half of the 2005 fiscal year. Our non-interest expenses increased due primarily to additional expenses incurred from operating as a public company for a full year.

          INTEREST INCOME. Our total interest income was $24.5 million for the year ended September 30, 2006 compared to $21.1 million for the year ended September 30, 2005, an increase of $3.5 million or 16.4%. The higher amount of interest income in fiscal 2006 primarily reflected the effects of increases in the average balances of interest-earning assets and to a lesser extent the increase in the net interest margin. The primary reason for the increase in interest income was a $3.2 million increase in interest income and fees earned on our loan portfolio for the year ended September 30, 2006 compared to the year ended September 30, 2005 and a $908,000 increase in interest and dividends earned on our investment securities portfolio, partially offset by a $636,000 decrease in interest on mortgage-backed securities for fiscal 2006 as compared to 2005. The primary reason for the increase in interest income on our loan portfolio was the 21.3% increase in the average balance of such assets for the year ended September 30, 2006 compared to the year ended September 30, 2005. Likewise, the average yield earned on the loan portfolio increased 55 basis points to 6.61% for fiscal 2006 compared to fiscal 2005.

          INTEREST EXPENSE. Our interest expense increased during the year ended September 30, 2006 compared to the year ended September 30, 2005, reflecting the current rising interest rate environment. Total interest expense amounted to $11.9 million during the year ended September 30, 2006 compared to $9.3 million for the year ended September 30, 2005, an increase of $2.6 million or 28.4%. The primary reason for the increase in interest expense was a 70 basis point increase in the average rate paid on deposits to 3.22% for the year ended September 30, 2006 compared to the year ended September 30, 2005. As a result, interest expense on total deposits was $10.8 million in the year ended September 30, 2006 compared to $8.5 million in fiscal 2005. Interest expense on FHLB advances increased by $317,000 due to an increase in the average balance of $5.8 million for fiscal 2006 compared to fiscal 2005.

          PROVISION FOR LOAN LOSSES. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which consists of charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In recent periods, in establishing the allowance for loan losses we have given particular consideration to the growth in our construction and land development loan portfolio. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using the quantitative analysis as well as consideration of the qualitative factors. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. Furthermore, the amount of the allowance for loan losses is only an estimate and actual losses may vary from this estimate.

          We established an additional provision for loan losses for the year ended September 30, 2006 of $60,000. No provision was made during fiscal 2005. We did not have any charge-offs in our allowance for loan losses for the year ended September 30, 2006 or 2005. Historically, we have experienced a modest level of charge-offs. The provision was established due to continued growth in the loan portfolio, primarily with regard to increases in construction and land development loans. Our allowance for loan losses amounted to $618,000, or 0.24% of total loans outstanding at September 30, 2006 compared to $558,000 or 0.28% of total loans outstanding at September 30, 2005.

          NON-INTEREST INCOME. Our non-interest income is comprised of fees and other service charges on customer accounts, and other operating income. Our total non-interest income amounted to $938,000 for the year ended September 30, 2006 compared to $567,000 for the year ended September 30, 2005, a $370,000 or 65.3% increase. The primary reason for the increase in non-interest income in the 2006 period compared to the 2005 period was income from Bank Owned Life Insurance (BOLI) of $166,000 in 2006 which was not applicable in the 2005 fiscal year. The BOLI, purchased during fiscal 2006, provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. Also contributing the increase was gain on sale of a real estate owned property of $106,000, increased ATM fees of $73,000, and gain on sale of mortgage-backed securities of $48,000.

          NON-INTEREST EXPENSE. Non-interest expense is comprised primarily of salaries and employee benefits expense, net occupancy and depreciation costs, data processing costs, professional service fees, directors compensation and various other operating expenses. Our total non-interest expense amounted to

$7.9 million for the year ended September 30, 2006, a $806,000 or 11.4% increase from $7.1 million of non-interest expense for the year ended September 30, 2005. The increase reflected increased employee and director compensation and benefit expense of $428,000 due primarily to an increase in retirement plan expenses and normal merit pay rate increases combined with an increase in professional services expense of $247,000 reflecting the additional expenses incurred due to operating as a public company, as we were only operating as a public company for approximately half of the 2005 fiscal year.

          INCOME TAX EXPENSE. Our income tax expense for the year ended September 30, 2006 amounted to $1.8 million with an effective income tax rate of 31.6% compared to income tax expense of $1.9 million with an effective income tax rate of 35.7% for the year ended September 30, 2005. This decrease in the effective tax rate reflected the implementation of various tax strategies as well as the recognition of certain tax benefits as a result of the adjustment of a valuation allowance during the first fiscal quarter of 2006.

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

          INTEREST INCOME. Our total interest income was $21.1 million for the year ended September 30, 2005 compared to $19.5 million for the year ended September 30, 2004, an increase of $1.6 million or 8.0%. The higher amount of interest income in fiscal 2005 primarily reflected the effects of increases in the average balances of interest-earning assets and to a lesser extent the increase in the net interest margin. The primary reason for the increase in interest income was a $1.3 million increase in interest and fees income earned on our loan portfolio for the year ended September 30, 2005 compared to the year ended September 30, 2004 and a $956,000 increase in interest and dividends earned on our investment securities portfolio, partially offset by a $692,000 decrease in interest on mortgage-backed securities for fiscal 2005 as compared to 2004. The primary reason for the increase in interest income on our loan portfolio was the 14.6% increase in the average balance of such assets for the year ended September 30, 2005 compared to the year ended September 30, 2004. Likewise, the average yield earned on the loan portfolio increased 3 basis points to 6.06% for fiscal 2005 compared to fiscal 2004.

          INTEREST EXPENSE. Our interest expense increased during the year ended September 30, 2005 compared to the year ended September 30, 2004, reflecting the rising interest rate environment during fiscal 2005. Total interest expense amounted to $9.3 million during the year ended September 30, 2005 compared to $9.0 million for the year ended September 30, 2004, an increase of $295,000 or 3.3%. The primary reason for the increase in interest expense was a 16 basis point increase in the average rate paid on deposits to 2.52% for the year ended September 30, 2005 compared to the year ended September 30, 2004 which more than offset the 2.9% decrease in the average balance of deposits in the period. As a result, interest expense on total deposits was $8.5 million in the year ended September 30, 2005 compared to $8.2 million in fiscal 2004. Interest expense on FHLB advances remained essentially the same during both periods as the average balance and rate paid were relatively unchanged.

          PROVISION FOR LOAN LOSSES. We did not establish a provision for loan losses for the year ended September 30, 2005 compared to a provision of $50,000 for the year ended September 30, 2004. We did not have any charge-offs in our allowance for loan losses for the year ended September 30, 2005 compared to $45,000 in charge-offs, net of recoveries, for fiscal 2004. Historically, we have experienced a modest level of charge-offs. All of the charge-offs in the year ended September 30, 2004 related to two lending relationships, both of which consisted of participation interests in commercial real estate loans. One loan was secured by a golf course and golf house while the other was secured by a storage facility. Our allowance for loan losses amounted to $558,000, or 0.28% of total loans outstanding at September 30, 2005.

          NON-INTEREST INCOME. Our non-interest income is comprised of fees and other service charges on customer accounts, and other operating income. Our total non-interest income amounted to $567,000 for the year ended September 30, 2005 compared to $581,000 for the year ended September 30, 2004, a $14,000 or 2.3% decrease. The primary reason for the decrease in non-interest income in the 2005 period compared to the 2004 period was a $17,000 decrease in fees and other service charges due to a reduced volume of fee generating transactions, in particular, mortgage loan prepayment fees (as mortgage refinancing activity declined) and late charges. Such declines were offset in part due to a $4,000 increase in other non-interest income which consists of miscellaneous operating income.

          NON-INTEREST EXPENSE. Non-interest expense is comprised primarily of salaries and employee benefits expense, net occupancy and depreciation costs, data processing costs, professional service fees, directors compensation and various other operating expenses. Our total non-interest expense amounted to $7.1 million for the year ended September 30, 2005, a $253,000 or 3.5% decrease from $7.3 million of non-interest expense for the year ended September 30, 2004. The decrease was due primarily to an aggregate $236,000 decrease in salary and employee benefits expense and a $134,000 decrease in litigation expense. The increase in professional service expense of $193,000 was due primarily to our reorganization completed during the fiscal year and additional expenses related to being a public company. In addition, director compensation expense increased $77,000 due in large part to a one-time expense incurred during the mutual holding company reorganization resulting from the payment of $38,250 to a director in connection with the termination of a supplemental retirement plan. In addition, due to the increased time commitments, responsibilities and obligations imposed on the directorate as a result of the Bank being part of a public company, the annual retainer and committee fees for service on the Bank's Board increased. Excluding the one-time expense related to the benefit settlement, director compensation expense amounted to $219,000 for fiscal 2005 as compared to $181,000 for fiscal 2004.

          INCOME TAX EXPENSE. Our income tax expense was $1.9 million for fiscal year 2005 and $1.2 million for fiscal year 2004. Our effective tax rate was 35.7% for the year ended September 30, 2005 compared to 33.5% for the year ended September 30, 2004 reflected in large part the increase in the Company's net income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2006, our cash and cash equivalents amounted to $13.4 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $43.4 million at September 30, 2006.

          We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2006, we had certificates of deposit maturing within the next 12 months amounting to $124.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

          In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. At September 30, 2006, we had $31.8 million in outstanding FHLB advances and we had $128.0 million in additional FHLB advances available to us.

          We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

IMPACT OF INFLATION AND CHANGING PRICES

          The consolidated financial statements, accompanying notes, and related financial data of Prudential Bancorp presented in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

          The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Treasurer and Controller. The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

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

          However, notwithstanding the foregoing strategies, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to the tightening of the yield curve. Likewise, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest. Thus, both of these strategies have increased our interest rate risk.

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

          The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.9% to 25.2%. The annual prepayment rate for mortgage-backed securities is assumed to range from 7.0% to 20.6%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the Federal Deposit Insurance Corporation. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

                                                More Than   More Than   More Than
                                      3 Months   3 Months    1 Year      3 Years   More Than
                                       Or Less  To 1 Year  To 3 Years  To 5 Years   5 Years   Total Amount
                                      --------  ---------  ----------  ----------  --------   ------------
                                                             (Dollars in Thousands)
Interest-earning assets(1):
   Investment securities              $ 20,234  $ 24,964    $ 22,087   $ 18,090    $ 84,717     $170,092
   Mortgage-backed securities            1,541     4,167       6,414     10,031      32,741       54,894
   Loans receivable(2)                  61,473    25,730      43,390     29,214      60,229      220,036
   Other interest-earning assets(3)      9,902        --          --         --          --        9,902
                                      --------  --------    --------   --------    --------     --------
      Total interest-earning
         assets                       $ 93,150  $ 54,861    $ 71,891   $ 57,335    $177,687     $454,924
                                      ========  ========    ========   ========    ========     ========
Interest-bearing liabilities:
   Savings accounts                   $    772  $    116    $ 45,592   $ 15,197    $ 15,197     $ 76,874
   Checking accounts/money
      market                                --    32,249      49,217      5,657       5,657       92,780
   Certificate accounts                 32,055    92,344      32,197     15,006          --      171,602
   FHLB advances                        18,000        --          --     13,000         784       31,784
   Real estate tax escrow accounts          --        --          --         --       1,230        1,230
                                      --------  --------    --------   --------    --------     --------
   Total interest-bearing
      liabilities                     $ 50,827  $124,709    $127,006   $ 48,860    $ 22,868     $374,270
                                      ========  ========    ========   ========    ========     ========
Interest-earning assets
   less interest-bearing
   liabilities                        $ 42,323  $(69,848)   $(55,115)  $  8,475    $154,819     $ 80,654
                                      ========  ========    ========   ========    ========     ========
Cumulative interest-rate
   sensitivity gap(4)                 $ 42,323  $(27,525)   $(82,640)  $(74,165)   $ 80,654
                                      ========  ========    ========   ========    ========
Cumulative interest-rate
   gap as a percentage of total
   assets at September 30, 2006           8.96%    (5.83)%    (17.49)%   (15.70)%     17.07%
                                      ========  ========    ========   ========    ========
Cumulative interest-
   earning assets as a
   percentage of cumulative
   interest-bearing
   liabilities at September 30, 2006    183.27%    84.32%      72.68%     78.89%     121.55%
                                      ========  ========    ========   ========    ========

----------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

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

          NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2006 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

                                                      NPV As % Of
   Change In                                           Portfolio
 Interest Rates          Net Portfolio Value        Value Of Assets
In Basis Points   ------------------------------   -----------------
  (Rate Shock)     Amount    $ Change   % Change   NPV Ratio  Change
---------------   --------   --------   --------   ---------  ------
                                (Dollars in Thousands)
     300bp        $ 61,093   $(33,398)   (35.35)%    14.61%    (5.67)%
     200            71,385    (23,106)   (24.45)     16.48     (3.80)
     100            82,668    (11,823)   (12.51)     18.40     (1.88)
   Static           94,491         --        --      20.28        --
    (100)          100,191      5,700      6.03      21.01      0.73
    (200)           97,849      3,358      3.55      20.40      0.12
    (300)           95,322        831      0.88      19.75     (0.53)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Prudential Bancorp, Inc. of Pennsylvania and subsidiary
Philadelphia, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania and subsidiary (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. of Pennsylvania and subsidiary as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 20, 2006

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               September 30,
                                                                                        ---------------------------
                                                                                            2006           2005
                                                                                        ------------   ------------
ASSETS
Cash and amounts due from depository institutions                                       $  5,742,356   $  5,874,475
Interest-bearing deposits                                                                  7,685,180     20,940,542
                                                                                        ------------   ------------
         Total cash and cash equivalents                                                  13,427,536     26,815,017

Investment securities held to maturity (estimated fair value--
   September 30, 2006, $129,593,126; September 30, 2005, $128,046,676)                   132,083,883    129,839,512
Investment securities available for sale (amortized cost--
   September 30, 2006, $38,007,246; September 30, 2005, $38,007,143)                      38,747,089     38,584,474
Mortgage-backed securities held to maturity (estimated fair value--
   September 30, 2006, $49,526,374; September 30, 2005, $67,123,459)                      50,359,734     66,827,615
Mortgage-backed securities available for sale (amortized cost--
   September 30, 2006, $4,534,743)                                                         4,615,307             --
Loans receivable--net of allowance for loan losses (September 30, 2006, $617,956;
   September 30, 2005, $557,956)                                                         219,417,531    175,090,988
Accrued interest receivable:
   Loans receivable                                                                        1,251,172        925,618
   Mortgage-backed securities                                                                236,404        290,650
   Investment securities                                                                   1,707,547      1,583,442
Real estate owned                                                                                 --        360,284
Federal Home Loan Bank stock--at cost                                                      2,217,100      1,811,500
Office properties and equipment--net                                                       1,721,138      1,746,599
Prepaid expenses and other assets                                                          6,596,897      2,658,636
Deferred income taxes, net                                                                        --         57,628
                                                                                        ------------   ------------
TOTAL ASSETS                                                                            $472,381,338   $446,591,963
                                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                                               $  6,035,712   $  3,440,681
      Interest-bearing                                                                   341,256,779    333,027,159
                                                                                        ------------   ------------
         Total deposits                                                                  347,292,491    336,467,840
  Advances from Federal Home Loan Bank                                                    31,783,751     13,823,411
  Accrued interest payable                                                                 2,892,319      1,924,883
  Advances from borrowers for taxes and insurance                                          1,230,216      1,113,835
  Accounts payable and accrued expenses                                                    1,117,053      1,954,890
  Accrued dividend payable                                                                   464,481        481,806
  Deferred income taxes, net                                                                 153,387             --
                                                                                        ------------   ------------
         Total liabilities                                                               384,933,698    355,766,665
                                                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01par value, 10,000,000 shares authorized; none issued                      --             --
   Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750;
      outstanding - 12,064,320 at September 30, 2006: 12,497,450 at September 30, 2005       125,638        125,638
   Additional paid-in capital                                                             54,798,121     54,733,760
   Unearned ESOP shares                                                                   (4,126,501)    (4,349,611)
   Treasury stock, at cost: 499,430 shares at September 30, 2006;
      66,300 shares at September 30, 2005                                                 (6,422,478)      (654,415)
  Retained earnings                                                                       42,538,790     40,594,661
  Accumulated other comprehensive income                                                     534,070        375,265
                                                                                        ------------   ------------
         Total stockholders' equity                                                       87,447,640     90,825,298
                                                                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $472,381,338   $446,591,963
                                                                                        ============   ============

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                        Years Ended September 30,
                                                ---------------------------------------
                                                    2006          2005          2004
                                                -----------   -----------   -----------
INTEREST INCOME:
   Interest and fees on loans                   $13,077,080   $ 9,884,634   $ 8,583,749
   Interest on mortgage-backed securities         3,146,953     3,782,535     4,474,936
   Interest and dividends on investments          8,318,281     7,410,044     6,454,327
                                                -----------   -----------   -----------
      Total interest income                      24,542,314    21,077,213    19,513,012
                                                -----------   -----------   -----------
INTEREST EXPENSE:
   Interest on deposits                          10,843,080     8,522,472     8,204,756
   Interest on borrowings                         1,091,896       774,677       797,208
                                                -----------   -----------   -----------
      Total interest expense                     11,934,976     9,297,149     9,001,964
                                                -----------   -----------   -----------
NET INTEREST INCOME                              12,607,338    11,780,064    10,511,048

PROVISION FOR LOAN LOSSES                            60,000            --        50,000
                                                -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                               12,547,338    11,780,064    10,461,048
                                                -----------   -----------   -----------
NON-INTEREST INCOME:
   Fees and other service charges                   549,369       470,386       487,612
   Gain on sale of real estate owned                105,673            --            --
   Gain on sale of mortgage-backed securities        47,632            --            --
   Other                                            235,045        97,034        93,385
                                                -----------   -----------   -----------
      Total non-interest income                     937,719       567,420       580,997
                                                -----------   -----------   -----------
NON-INTEREST EXPENSES:
   Salaries and employee benefits                 4,465,450     4,060,405     4,296,623
   Data processing                                  468,411       476,708       423,513
   Professional services                            600,187       353,514       160,210
   Office occupancy                                 327,646       305,853       305,025
   Depreciation                                     242,452       261,055       270,462
   Payroll taxes                                    256,188       235,777       221,103
   Director compensation                            259,925       257,398       180,552
   Litigation expense                                    --       120,000       254,013
   Other                                          1,254,819       998,768     1,211,130
                                                -----------   -----------   -----------
      Total non-interest expenses                 7,875,078     7,069,478     7,322,631
                                                -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                        5,609,979     5,278,006     3,719,414
                                                -----------   -----------   -----------
INCOME TAXES:
   Current                                        1,646,330     1,734,209       957,224
   Deferred                                         126,744       152,222       289,227
                                                -----------   -----------   -----------
      Total                                       1,773,074     1,886,431     1,246,451
                                                -----------   -----------   -----------
NET INCOME                                      $ 3,836,905   $ 3,391,575   $ 2,472,963
                                                ===========   ===========   ===========
BASIC EARNINGS PER SHARE (1) (2)                $      0.32   $      0.15           N/A

DILUTED EARNINGS PER SHARE (1) (2)              $      0.32   $      0.15           N/A

----------
(1)  No shares of common stock were outstanding for the 2004 period.

(2) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share information for 2005 are for the period March 30, 2005 through September 30, 2005.

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                        AdditinalL     Unearned
                                             Common      Paid-In         ESOP       Treasury
                                              Stock      Capital        Shares       Stock
                                            --------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2003                 $     --   $        --   $        --   $        --

   Comprehensive income:
      Net income

      Net unrealized holding gain on
         available for sale securities
         arising during the period, net
         of income tax expense of $41,712

      Comprehensive income
                                            --------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2004                       --            --            --            --

   Comprehensive income:

      Net income

      Net unrealized holding loss on
         available for sale securities
         arising during the period, net
         of income tax benefit of $245,847

      Comprehensive income

   Capitalization of mutual
      holding company
   Cash dividends

   Issuance of common stock                  125,638    54,724,693

   Treasury stock purchased                                                           (654,415)

   Purchase of ESOP shares                                            (4,461,166)
   ESOP shares committed to

      be released                                            9,067       111,555
                                            --------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2005                 $125,638   $54,733,760   $(4,349,611)  $  (654,415)
                                            ========   ===========   ===========   ===========
   Comprehensive income:
      Net income
      Net unrealized holding gain on
         available for sale securities
         arising during the period, net
         of income tax expense of $84,271

   Comprehensive income

  Cash dividends

   Treasury stock purchased                                                         (5,768,063)

   ESOP shares committed to
      be released                                           64,361       223,110
                                            --------   -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2006                 $125,638   $54,798,121   $(4,126,501)  $(6,422,478)
                                            ========   ===========   ===========   ===========

                                                           Accumulated
                                                              Other           Total
                                              Retained    Comprehensive   Stockholders'   Comprehensive
                                              EarningS    Income (Loss)       Equity          Income
                                            -----------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 2003                 $35,793,735     $ 754,373      $36,548,108
   Comprehensive income:
      Net income                              2,472,963                      2,472,963       2,472,963
      Net unrealized holding gain on
         available for sale securities
         arising during the period, net
         of income tax expense of $41,712                      77,466           77,466          77,466
                                                                                            ----------
      Comprehensive income                                                                  $2,550,429
                                            -----------     ---------      -----------      ==========
BALANCE, SEPTEMBER 30, 2004                  38,266,698       831,839       39,098,537
   Comprehensive income:
      Net income                              3,391,575                      3,391,575       3,391,575
      Net unrealized holding loss on
         available for sale securities
         arising during the period, net
         of income tax benefit of $245,847                   (456,574)        (456,574)       (456,574)
                                                                                            ----------
   Comprehensive income                                                                     $2,935,001
                                                                                            ==========
   Capitalization of mutual
      holding company                          (100,000)                      (100,000)
  Cash dividends                               (963,612)                      (963,612)
   Issuance of common stock                                                 54,850,331
   Treasury stock purchased                                                   (654,415)
   Purchase of ESOP shares                                                  (4,461,166)
   ESOP shares committed to
      be released                                                              120,622
                                            -----------     ---------      -----------
BALANCE, SEPTEMBER 30, 2005                 $40,594,661     $ 375,265      $90,825,298
                                            ===========     =========      ===========
   Comprehensive income:
      Net income                              3,836,905                      3,836,905       3,836,905
      Net unrealized holding gain on
         available for sale securities
         arising during the period, net
         of income tax expense of $84,271                    158,805           158,805         158,805
                                                                                            ----------
   Comprehensive income                                                                     $3,995,710
                                                                                            ==========
   Cash dividends                            (1,892,776)                    (1,892,776)
   Treasury stock purchased                                                 (5,768,063)
   ESOP shares committed to
      be released                                                              287,471
                                            -----------     ---------      -----------
BALANCE, SEPTEMBER 30, 2006                 $42,538,790     $534,070       $87,447,640
                                            ===========     =========      ===========

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                              2006           2005          2004
                                                                         ------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income                                                            $  3,836,905   $  3,391,575   $  2,472,963
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                60,000             --         50,000
      Depreciation                                                            242,252        261,055        270,462
      Net gain on sale of real estate owned                                  (105,673)            --             --
      Net gain on sale of mortgage-backed securities held to maturity         (47,632)            --             --
      Net accretion of premiums/discounts                                     (48,821)       (66,255)       (44,216)
      Income from bank owned life insurance                                  (165,594)            --             --
      Amortization of deferred loan fees                                     (333,651)      (254,111)      (253,048)
      Amortization of ESOP                                                    287,471        120,622             --
      Deferred income tax expense                                             126,744        152,222        289,227
      Changes in assets and liabilities which (used) provided cash:
         Accounts payable and accrued expenses                               (837,837)       335,152        (35,061)
         Accrued interest payable                                             967,436         73,644       (105,467)
         Prepaid expenses and other assets                                 (3,772,664)      (801,485)      (152,871)
         Accrued interest receivable                                         (395,413)      (152,043)      (247,972)
                                                                         ------------   ------------   ------------
            Net cash (used in) provided by operating activities              (186,477)     3,060,376      2,244,017
                                                                         ------------   ------------   ------------
INVESTING ACTIVITIES:
   Purchase of investment securities held to maturity                      (6,226,562)   (46,265,260)   (45,977,394)
   Purchase of investment securities available for sale                            --             --     (2,000,000)
   Purchase of mortgage-backed securities held to maturity                         --     (4,481,237)   (21,770,915)
   Purchase of mortgage-backed available for sale                          (4,610,148)            --             --
   Principal collected on loans                                            47,942,831     53,454,853     54,901,705
   Principal payments received on mortgage-backed securities:
      Held-to-maturity                                                     11,933,713     18,615,442     23,422,075
      Available for sale                                                       76,540             --             --
   Loans originated or acquired                                           (91,995,723)   (76,727,037)   (68,259,000)
   Proceeds from call/maturity or sale of investment securities:
      Held to maturity                                                      4,000,000     31,268,182     30,180,410
      Available for sale                                                           --      1,000,000      5,005,837
   Proceeds from sale of mortgage-backed securities                         4,611,571             --             --
   Purchase of Federal Home Loan Bank stock                                  (405,600)      (183,900)      (100,500)
   Proceeds from redemption of Federal Home Loan Bank stock                        --        446,400        245,100
   Proceeds from sale of real estate owned                                    465,957        187,500             --
   Purchases of equipment                                                    (216,791)      (128,287)      (305,152)
                                                                         ------------   ------------   ------------
            Net cash used in investing activities                         (34,424,212)   (22,813,344)   (24,657,834)
                                                                         ------------   ------------   ------------
FINANCING ACTIVITIES:
   Net (decrease) increase in demand deposits, NOW accounts,
      and savings accounts                                                (16,460,437)    (6,058,057)    13,812,596
   Net increase (decrease) in certificates of deposit                      27,285,088     (6,632,614)    (5,430,754)
   Net borrowing (repayment) with Federal Home Loan Bank                   17,960,340        (38,716)       (37,796)
   Increase in advances from borrowers for taxes and insurance                116,381         83,667         22,809
   Proceeds from the issuance of stock                                             --     54,850,331             --
   Capitalization of mutual holding company                                        --       (100,000)            --
   Cash dividend paid                                                      (1,910,101)      (481,806)            --
   Purchase stock for ESOP                                                         --     (4,461,166)            --
   Purchase of treasury stock                                              (5,768,063)      (654,415)            --
                                                                         ------------   ------------   ------------
            Net cash provided by financing activities                      21,223,208     36,507,224      8,366,855
                                                                         ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       (13,387,481)    16,754,256    (14,046,962)
CASH AND CASH EQUIVALENTS--Beginning of year                               26,815,017     10,060,761     24,107,723
                                                                         ------------   ------------   ------------
CASH AND CASH EQUIVALENTS--End of year                                   $ 13,427,536   $ 26,815,017   $ 10,060,761
                                                                         ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Interest paid on deposits and advances from Federal
      Home Loan Bank                                                     $ 10,967,658   $  9,223,505   $  9,107,431
                                                                         ============   ============   ============
   Income taxes paid                                                     $  1,616,000   $  1,680,711   $  1,010,000
                                                                         ============   ============   ============

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank with six full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements prior to the reorganization were the financial statements of the Bank. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank's sole subsidiary as of September 30, 2006 was PSB Delaware, Inc. ("PSB"), a Delaware-chartered company established to hold certain investments of the Bank. As of September 30, 2006, PSB has assets of $63.5 million primarily consisting of mortgage backed securities.

     Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. As of September 30, 2006, Prudential Mutual Holding Company owns 57.3% (6,910,062 shares) of the Company's outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION -The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     AVAILABLE FOR SALE--Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published and brokers' quotes as of the close of business at the period-ends presented. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders' equity until realized. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings as of the trade date and determined using the adjusted cost of the specific security sold.

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

     The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

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

     MORTGAGE SERVICING RIGHTS--The Bank originates mortgage loans held for investment and held for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or the value of forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at September 30, 2006 and 2005.

     The Bank assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2006 and 2005, mortgage servicing rights of $28,689 and $35,230, respectively, were included in other assets. No valuation allowance was deemed necessary at the periods presented.

     Amortization of the servicing asset totaled $6,541, $7,508, and $8,979 for the years ended September 2006, 2005 and 2004, respectively.

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

     CASH SURRENDER VALUE OF LIFE INSURANCE--The Bank funds the premiums for insurance policies on the lives of certain directors of the Bank. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the statements of financial condition and included in other assets. In fiscal 2006, the Company purchased $5.0 million of bank owned life insurance ("BOLI"). The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. The BOLI is included in other assets at its cash surrender value.

     DIVIDEND PAYABLE - On September 20, 2006, the Company's Board of Directors declared a quarterly cash dividend of $.04 per share on the common stock of the Company payable on October 31, 2006 to the shareholders of record at the close of business on October 13, 2006. The Company had 12,064,320 shares outstanding at the time of the dividend declaration resulting in a payable of $464,481 at September 30, 2006. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

     EMPLOYEE STOCK OWNERSHIP PLAN - In fiscal year 2005, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock on the open market for approximately $4.5 million. The Bank accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital. As of September 30, 2006 the Company had allocated a total of 16,965 shares from the suspense account to participants and committed to release an additional 16,965 shares. For the year ended September 30, 2006, the Company recognized $287,471 in compensation expense related to the ESOP.

     TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. In April 2006, the Company announced the commencement of its second stock repurchase program of up to an additional 269,000 shares or approximately 5% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company. The Company's second repurchase program commenced upon completion of its first repurchase program covering 277,000 shares. The average cost per share of the 499,430 shares which had been repurchased was $13.32 and $9.87 per share during fiscal 2006 and 2005, respectively. The repurchased shares are available for general corporate purposes.

     COMPREHENSIVE INCOME--The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. For the years ended September 30, 2006, 2005 and 2004, the only components of comprehensive income were net income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities. Comprehensive income totaled $3,995,710, $2,935,001 and $2,550,429 for the years ended September 30,
     2006, 2005 and 2004, respectively.

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

     On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently assessing the impact of FIN 48 on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders' equity. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. The Bank participates in a muti-employer defined benefit plan. We do not anticipate that the implementation of SFAS No. 158 will have any impact on our financial position, results of operations and cash flows because it is not applicable to muti-employer defined benefit plans.

     In February 2006, the FASB issued SFAS No. 155, "Accounting For Certain Hybrid Financial Instruments." This statement amends FASB Statements No. 133, "Accounting For Derivative Instruments and Hedging Activities, and FASB SFAS No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. The adoption of the statement did not have a material effect on the financial statements.

     In September 2006, the Securities and Exchange Commission ("SEC") issued SAB No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year.

     The Company implemented SAB 108 on October 1, 2006 which resulted in an increase to Mortgage-backed securities held to maturity of approximately $320,000, an increase in deferred income tax liability of approximately $142,000 and a cumulative adjustment to increase beginning Retained Earnings of approximately $178,000. The adjustment relates to two separate accounting entries. The first entry pertains to the method of accounting that was utilized in past years for the recognition of investment income on Mortgage-backed securities. Prior to 2006, the Company used the straight line method over the contractual life of the securities rather than using the effective yield method prescribed by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The impact of this entry was the correction of an understatement of Mortgage-backed securities by approximately $320,000 and deferred income tax liability of $102,000. The second entry relates to a write off of a deferred tax asset of approximately $40,000 that was incorrectly accounted for in prior periods.

     In prior periods, management performed a quantitative and qualitative analysis of the differences between these two methods of accounting and concluded that there was not a material impact on any past individual quarter or annual reporting periods.

     RECLASSIFICATIONS--Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation. Such reclassifications had no impact on reported net income.

3.   EARNINGS PER SHARE

     Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of September 30, 2006, the Company did not issue and does not have outstanding any CSEs. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for 2005 is for the period March 30, 2005 through September 30, 2005.
     The calculated basic and diluted earnings per share are as follows:

                                                  For The Year Ended       For The Period March 30,
                                                  September 30, 2006      2005 To September 30, 2005
                                              -------------------------   -------------------------
                                                 Basic        Diluted        Basic         Diluted
                                              -----------   -----------   -----------   -----------
Net income                                    $ 3,836,905   $ 3,836,905   $ 1,800,242   $ 1,800,242

Weighted average shares outstanding used in
   basic earnings per share computation        11,919,101    11,919,101    12,076,315    12,076,315
Effect of CSEs                                         --            --            --            --
                                              -----------   -----------   -----------   -----------
Adjusted weighted average shares used in
   diluted earnings per share computation      11,919,101    11,919,101    12,076,315    12,076,315
                                              -----------   -----------   -----------   -----------
Earnings per share - basic and diluted        $      0.32   $      0.32   $      0.15   $      0.15
                                              ===========   ===========   ===========   ===========

4.   INVESTMENT SECURITIES

     The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                     September 30, 2006
                                                   ------------------------------------------------------
                                                                    Gross         Gross       Estimated
                                                     Amortized    Unrealized    Unrealized      Fair
                                                       Cost         Gains         Losses        Value
                                                   ------------   ----------   -----------   ------------
Securities Held to Maturity:
   Debt securities - U.S. Treasury securities
      and securities of U.S. Government agencies   $129,199,382   $       --   $(2,458,930)  $126,740,452
   Debt securities - Municipal bonds                  2,884,501        6,574       (38,401)     2,852,674
                                                   ------------   ----------   -----------   ------------
      Total securities held to maturity            $132,083,883   $    6,574   $(2,497,331)  $129,593,126
                                                   ============   ==========   ===========   ============
Securities Available for Sale:
   Debt securities - U.S. Treasury securities
      and securities of U.S. Government agencies   $  2,998,800   $       --   $   (64,425)  $  2,934,375
   FNMA stock                                                84        6,625            --          6,709
   Mutual fund                                       34,982,453           --      (930,081)    34,052,372
   FHLMC preferred stock                                 25,909    1,727,724            --      1,753,633
                                                   ------------   ----------   -----------   ------------
      Total securities available for sale          $ 38,007,246   $1,734,349   $  (994,506)  $ 38,747,089
                                                   ============   ==========   ===========   ============

                                                                     SEPTEMBER 30, 2005
                                                   ------------------------------------------------------
                                                                    GROSS         GROSS       ESTIMATED
                                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                       COST         GAINS         LOSSES        VALUE
                                                   ------------   ----------   -----------   ------------
Securities Held to Maturity:
   Debt securities - U.S. Treasury securities
      and securities of U.S. Government agencies   $126,955,087   $    8,640   $(1,764,472)  $125,199,255
   Debt securities - Municipal bonds                  2,884,425        6,889       (43,893)     2,847,421
                                                   ------------   ----------   -----------   ------------
      Total securities held to maturity            $129,839,512   $   15,529   $(1,808,365)  $128,046,676
                                                   ============   ==========   ===========   ============
Securities Available for Sale:
   Debt securities - U.S. Treasury securities
      and securities of U.S. Government agencies   $  2,998,697   $       --   $   (34,946)  $  2,963,751
   FNMA stock                                                84        5,294            --          5,378
   Mutual fund                                       34,982,453           --      (859,797)    34,122,656
   FHLMC preferred stock                                 25,909    1,466,780            --      1,492,689
                                                   ------------   ----------   -----------   ------------
      Total securities available for sale          $ 38,007,143   $1,472,074   $  (894,743)  $ 38,584,474
                                                   ============   ==========   ===========   ============

     There were no sales of investment securities during the years ended September 30, 2006 or September 30, 2005. During the year ended September 30, 2004, the Bank sold $5,837 of available for sale securities, which yielded no gain or loss.

     The following table shows the gross unrealized losses and related estimated fair values of the Company's investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006:

                                              Less Than 12 Months        More Than 12 Months
                                            -----------------------   -------------------------
                                               Gross      Estimated      Gross      Estimated
                                            Unrealized      Fair      Unrealized      Fair
                                              Losses        Value       Losses        Value
                                            ----------   ----------   ----------   ------------
Securities held to maturity:
   U.S. Treasury and Government agencies      $76,277    $8,919,209   $2,382,653   $114,821,242
   Municipal bonds                                 --            --       38,401      1,601,100
                                              -------    ----------   ----------   ------------
      Total securities held to maturity        76,277     8,919,209    2,421,054    116,422,342
                                              -------    ----------   ----------   ------------
Securities available for sale:
   U.S. Treasury and Government agencies           --            --       64,425      2,934,375
   Mutual fund                                     --            --      930,081     34,052,372
                                              -------    ----------   ----------   ------------
      Total securities available for sale          --            --      994,506     36,986,747
                                              -------    ----------   ----------   ------------
Total                                         $76,277    $8,919,209   $3,415,560   $153,409,089
                                              =======    ==========   ==========   ============

     The following table shows the gross unrealized losses and related estimated fair values of the Company's investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005:

                                              Less Than 12 Months         More Than 12 Months
                                            ------------------------   ------------------------
                                               Gross       Estimated     Gross       Estimated
                                            Unrealized       Fair      Unrealized      Fair
                                              Losses         Value       Losses        Value
                                            ----------   -----------   ----------   -----------
Securities held to maturity:
   U.S. Treasury and Government agencies     $584,260    $78,824,578   $1,180,212   $42,368,882
   Municipal bonds                              4,750        470,250       39,143     1,125,283
                                             --------    -----------   ----------   -----------
      Total securities held to maturity       589,010     79,294,828    1,219,355    43,494,165
                                             --------    -----------   ----------   -----------
Securities available for sale:
   U.S. Treasury and Government agencies       34,946      2,963,750           --            --
   Mutual fund                                     --             --      859,797    34,122,656
                                             --------    -----------   ----------   -----------
      Total securities available for sale      34,946      2,963,750      859,797    34,122,656
                                             --------    -----------   ----------   -----------
Total                                        $623,956    $82,258,578   $2,079,152   $77,616,821
                                             ========    ===========   ==========   ===========

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

     At September 30, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 122 securities having an aggregate depreciation of 2.2% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 9 securities having an aggregate depreciation of 0.8% from the Company's amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low-risk securities from U.S. government agencies or government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in short-term adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

     The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       September 30, 2006
                                   -----------------------------------------------------
                                          Held To Maturity          Available For Sale
                                   ---------------------------   -----------------------
                                                    Estimated                  Estimated
                                     Amortized        Fair        Amortized      Fair
                                       Cost           Value         Cost         Value
                                   ------------   ------------   ----------   ----------
Due within one year                $ 13,084,653   $ 13,033,970   $       --   $       --
Due after one through five years     33,084,146     32,601,588           --           --
Due after five through ten years     39,986,258     39,355,977    1,000,000      984,375
Due after ten years                  45,928,826     44,601,591    1,998,800    1,950,000
                                   ------------   ------------   ----------   ----------
Total                              $132,083,883   $129,593,126   $2,998,800   $2,934,375
                                   ============   ============   ==========   ==========

                                                        September 30, 2005
                                   -----------------------------------------------------
                                        Held To Maturity            Available For Sale
                                   ---------------------------   -----------------------
                                                    Estimated                  Estimated
                                     Amortized        Fair        Amortized      Fair
                                       Cost           Value         Cost         Value
                                   ------------   ------------   ----------   ----------
Due within one year                $  4,000,000   $  3,976,875   $       --   $       --
Due after one through five years     40,568,573     40,172,591           --           --
Due after five through ten years     41,342,845     40,907,632    1,000,000      988,125
Due after ten years                  43,928,094     42,989,578    1,998,697    1,975,626
                                   ------------   ------------   ----------   ----------
Total                              $129,839,512   $128,046,676   $2,998,697   $2,963,751
                                   ============   ============   ==========   ==========

5.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities are summarized as follows:

                                                    Held To Maturity
                                                   September 30, 2006
                                  ---------------------------------------------------
                                                   Gross       Gross       Estimated
                                   Amortized    Unrealized   Unrealized       Fair
                                      Cost         Gains       Losses        Value
                                  -----------   ----------   ----------   -----------
GNMA pass-through certificates    $46,991,401    $157,936    $(896,360)   $46,252,977
FNMA pass-through certificates      1,448,326          --      (52,683)     1,395,643
FHLMC pass-through certificates     1,920,007          22      (42,275)     1,877,754
                                  -----------    --------    ---------    -----------
Total                             $50,359,734    $157,958    $(991,318)   $49,526,374
                                  ===========    ========    =========    ===========

                                                   Available For Sale
                                                   September 30, 2006
                                  ---------------------------------------------------
                                                   Gross       Gross       Estimated
                                   Amortized    Unrealized   Unrealized       Fair
                                      Cost         Gains       Losses        Value
                                  -----------   ----------   ----------   -----------
FNMA pass-through certificates    $ 4,534,743    $ 80,564       $--        $4,615,307
                                  -----------    --------       ---        ----------
Total                             $ 4,534,743    $ 80,564       $--        $4,615,307
                                  ===========    ========       ===        ==========

                                                    Held To Maturity
                                                   September 30, 2005
                                  ---------------------------------------------------
                                                   Gross       Gross       Estimated
                                   Amortized    Unrealized   Unrealized       Fair
                                      Cost         Gains       Losses        Value
                                  -----------   ----------   ----------   -----------
GNMA pass-through certificates    $62,448,606    $775,040    $(445,674)   $62,777,972
FNMA pass-through certificates      1,837,531       4,618      (32,129)     1,810,020
FHLMC pass-through certificates     2,541,478      12,158      (18,169)     2,535,467
                                  -----------    --------    ---------    -----------
Total                             $66,827,615    $791,816    $(495,972)   $67,123,459
                                  ===========    ========    =========    ===========

     During fiscal 2006, $4.6 million of mortgage-backed securities were sold at a pre-tax gain of $48,000. Although these securities were classified under FASB Statement No. 115 as "Held to Maturity", at the time of purchase, the sale was permissible because the remaining balances of the investments were 15% or less than their original purchased par value. Simultaneously, we purchased $4.6 million in mortgage-backed securities classified as available-for-sale.

     The following table shows the gross unrealized losses and related estimated fair values of the Company's mortgage-backed securities and length of time that individual securities have been in a continuous loss position at September 30, 2006, all mortgage-backed-securities available-for-sale were in an unrealized gain position:

                                       Less Than 12 Months        More Than 12 Months
                                     ------------------------   ------------------------
                                       Gross       Estimated      Gross       Estimated
                                     Unrealized       Fair      Unrealized      Fair
                                       Losses        Value        Losses        Value
                                     ----------   -----------   ----------   -----------
Securities held to maturity:
   GNMA pass-through certificates     $526,169    $25,601,666    $370,191    $11,199,818
   FNMA pass-through certificates       52,209      1,395,273         474            369
   FHLMC pass-through certificates      42,275      1,876,570          --             --
                                      --------    -----------    --------    -----------
Total                                 $620,653    $28,873,509    $370,665    $11,200,187
                                      ========    ===========    ========    ===========

     The following table shows the gross unrealized losses and related estimated fair values of the Company's mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2005:

                                       Less Than 12 Months        More Than 12 Months
                                     ------------------------   ------------------------
                                       Gross       Estimated      Gross       Estimated
                                     Unrealized       Fair      Unrealized      Fair
                                       Losses        Value        Losses        Value
                                     ----------   -----------   ----------   -----------
Securities held to maturity:
   GNMA pass-through certificates     $164,896    $17,370,682    $280,778    $6,883,330
   FNMA pass-through certificates       31,588      1,628,044         541           641
   FHLMC pass-through certificates       1,323      2,003,186      16,846       128,191
                                      --------    -----------    --------    ----------
Total                                 $197,807    $21,001,912    $298,165    $7,012,162
                                      ========    ===========    ========    ==========

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

     At September 30, 2006, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 7 securities having an aggregate depreciation of 3.2% from the Company's amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consist of 26 securities having an aggregate depreciation of 2.1% from the Company's amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's mortgage-backed securities portfolio consists of low-risk securities from U.S. government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

6.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                                    September 30,
                                             ------------   ------------
                                                 2006           2005
                                             ------------   ------------
One-to-four family residential               $155,453,827   $135,393,637
Multi-family residential                        5,073,903      2,541,328
Commercial real estate                         11,338,845      9,874,562
Construction and land development              82,800,690     52,093,242
Commercial business                               233,979        188,429
Consumer                                        1,239,063      1,346,470
                                             ------------   ------------
      Total loans                             256,140,307    201,437,668
Less:
   Undisbursed portion of loans-in-process    (36,257,661)   (25,823,681)
   Deferred loan fees                             152,841         34,957
   Allowance for loan losses                     (617,956)      (557,956)
                                             ------------   ------------
Net                                          $219,417,531   $175,090,988
                                             ============   ============

     The Bank originates loans to customers in its local market area. The ultimate repayment of these loans is dependent, to a certain degree, on the local economy and real estate market.

     The Bank originates or purchases both adjustable and fixed interest rate loans. At September 30, 2006 and 2005, the Bank had $67,772,442 and $52,179,447 of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

     Certain officers of the Bank have loans with the Bank. Such loans were made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

                                 Year Ended September 30,
                             -------------------------------
                               2006        2005       2004
                             ---------   --------   --------
Balance--beginning of year   $ 543,047   $561,363   $536,807
   Additions                   475,000         --     42,560
   Repayments                 (341,538)   (18,316)   (18,004)
                             ---------   --------   --------
Balance--end of year         $ 676,509   $543,047   $561,363
                             =========   ========   ========

     The following schedule summarizes the changes in the allowance for loan losses:

                                Year Ended September 30,
                             --------   -------------------
                                2006      2005       2004
                             --------   --------   --------
Balance, beginning of year   $557,956   $557,956   $553,422
Provision for loan losses      60,000         --     50,000
Charge-offs                        --         --    (78,000)
Recoveries                         --         --     32,534
                             --------   --------   --------
Balance, end of year         $617,956   $557,956   $557,956
                             ========   ========   ========

     A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. During the periods presented, loan impairment was evaluated based on the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. The Bank had no loans determined to be impaired at September 30, 2006 or 2005.

     Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

     Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at September 30, 2006 and 2005, amounted to approximately $151,000 and $239,000, respectively.

7.   OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized by major classifications as follows:

                                               September 30,
                                         -------------------------
                                             2006          2005
                                         -----------   -----------
Land                                     $   246,594   $   246,594
Buildings and improvements                 2,081,509     2,051,909
Furniture and equipment                    2,405,682     2,286,487
Automobiles                                   72,062        72,062
                                         -----------   -----------
      Total                                4,805,847     4,657,052
Accumulated depreciation                  (3,084,709)   (2,910,453)
                                         -----------   -----------
Total office properties and equipment,
   net of accumulated depreciation       $ 1,721,138   $ 1,746,599
                                         ===========   ===========

     For the years ended September 30, 2006, 2005 and 2004, depreciation expense amounted to $242,452, $261,055 and $270,462, respectively.

8.   DEPOSITS

     Deposits consist of the following major classifications:

                                                                 September 30,
                                                -----------------------------------------------
                                                         2006                     2005
                                                ----------------------   ----------------------
                                                   Amount      Percent      Amount      Percent
Money market deposit accounts                   $ 64,498,290     18.6%   $ 59,906,583     17.8%
NOW accounts                                      34,202,808      9.8      44,535,148     13.2
Passbook, club and statement savings              76,989,307     22.2      87,709,111     26.1
Certificates maturing in six months or less       77,904,032     22.4      44,709,277     13.3
Certificates maturing over six months or more     93,698,054     27.0      99,607,721     29.6
                                                ------------    -----    ------------    -----
   Total                                        $347,292,491    100.0%   $336,467,840    100.0%
                                                ============    =====    ============    =====

     At September 30, 2006 and 2005, the weighted average cost of deposits was 3.5% and 2.7%, respectively.

     The amount of scheduled maturities of certificate accounts was as follows:

                           September 30, 2006
                           ------------------
One year or less              $124,398,763
One through two years           27,299,416
Two through three years          4,897,645
Three through four years         4,859,721
Four through five years         10,146,541
                              ------------
Total                         $171,602,086
                              ============

     The weighted average rate paid on certificates at September 30, 2006 and 2005, was 4.6% and 3.5%, respectively. Certificates of deposit of $100,000 or more at each of such dates were approximately $44,918,000 and $32,490,000, respectively.

     Interest expense on deposits was comprised of the following:

                                                Year Ended September 30,
                                         -------------------------------------
                                             2006         2005         2004
                                         -----------   ----------   ----------
NOW and money market deposits accounts $ 3,080,777 $2,272,596 $1,865,247 Passbook, club and statement
   savings accounts                        2,458,610    1,728,980    1,654,235
Certificate accounts                       5,303,693    4,520,896    4,685,274
                                         -----------   ----------   ----------
Total                                    $10,843,080   $8,522,472   $8,204,756
                                         ===========   ==========   ==========

9.   ADVANCES FROM FEDERAL HOME LOAN BANK

     Advances from Federal Home Loan Bank totaled $31,783,751 and $13,823,411 at September 30, 2006 and 2005, respectively.

     The following is a schedule of six advances made under the low-income housing program in which the Bank is a participant. Three of the advances are at an interest rate of 3.0%, one advance is at an interest rate of 2.0% and two advances are non-interest bearing. Repayment of the advances is as follows:

                                                              September 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
1 to 12 months                                             $ 40,630   $ 39,661
13 to 24 months                                              41,625     40,630
25 to 36 months                                              42,644     41,625
Thereafter                                                  658,852    701,495
                                                           --------   --------
Total                                                      $783,751   $823,411
                                                           ========   ========

     Advances from Federal Home Loan Bank, not part of the low-income housing program at September 30, 2006 and 2005, consist of the following:

                                   September 30,
                 -----------------------------------------------
                          2006                     2005
                 ----------------------   ----------------------
                                 Fixed                    Fixed
                               Interest                 Interest
DUE                 Amount       Rate        Amount       Rate
                 -----------   --------   -----------   --------
October 2006     $18,000,000     5.45%    $        --
July 2010          2,000,000     5.98%      2,000,000     5.98%
August 2010        3,000,000     5.93%      3,000,000     5.93%
September 2010     8,000,000     5.69%      8,000,000     5.69%
                 -----------              -----------
                 $31,000,000              $13,000,000
                 ===========              ===========

     The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans.

10.  INCOME TAXES

     The Company's income tax provision consists of the following:

                                    Year Ended September 30,
                              ------------------------------------
                                 2006         2005         2004
                              ----------   ----------   ----------
Current:
   Federal                    $1,595,998   $1,568,607   $  911,346
   State                          50,332      165,602       45,878
                              ----------   ----------   ----------
      Total current taxes      1,646,330    1,734,209      957,224
Deferred income tax expense      126,744      152,222      289,227
                              ----------   ----------   ----------
Total income tax provision    $1,773,074   $1,886,431   $1,246,451
                              ==========   ==========   ==========

     Items that gave rise to significant portions of deferred income taxes are as follows:

                                                         September 30,
                                                     --------------------
                                                        2006       2005
                                                     ---------   --------
Deferred tax assets:
   Deposit premium                                   $ 314,054   $362,998
   Allowance for loan losses                           246,632    255,030
   Other                                                39,639     41,092
                                                     ---------   --------
   Total                                               600,325    659,120
                                                     ---------   --------

Deferred tax liabilities:
   Unrealized gain on available for sale securities    286,336    202,066
   Property                                            406,834    363,009
   Mortgage servicing                                    9,754     11,978
   Deferred loan fees                                   50,788     10,466
   Employee stock ownership plan                            --     13,973
                                                     ---------   --------
   Total                                               753,712    601,492
                                                     ---------   --------

Net deferred tax (liability) asset                   $(153,387)  $ 57,628
                                                     =========   ========

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

                                                                     Year Ended September 30,
                                         ---------------------------------------------------------------------------
                                                   2006                      2005                     2004
                                         -----------------------   -----------------------   -----------------------
                                                      Percentage                Percentage                Percentage
                                                       Of Pretax                 Of Pretax                 Of Pretax
                                           Amount       Income       Amount       Income        Amount      Income
                                         ----------   ----------   ----------   ----------   ----------   ----------
Tax at statutory rate                    $1,907,392      34.0%     $1,794,522      34.0%     $1,249,002      34.0%
Adjustments resulting from:
   State tax, net of federal tax             33,218       0.6         109,297       2.1          30,279       0.8
   effect Other                            (167,536)     (3.0)        (17,388)     (0.3)        (32,830)     (0.9)
                                         ----------      ----      ----------      ----      ----------      ----
Income tax expense per statements of
   income                                $1,773,074      31.6%     $1,886,431      35.7%     $1,246,451      33.5%
                                         ==========      ====      ==========      ====      ==========      ====

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

     A thrift institution required to change its method of computing reserves for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is being taken into account ratably over a six-taxable-year period. The timing of this recapture was delayed for a one-year period since certain residential loan requirements were met. For financial reporting purposes, the Bank has not incurred any additional tax expense. Stockholders' Equity includes approximately $6,575,000 at both September 30, 2006 and 2005, representing bad debt deductions for which no deferred income taxes have been provided.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2006 and 2005, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

     As of September 30, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, Tier 1 risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented in the following table:

                                                                                         To Be
                                                                                   Well Capitalized
                                                                   Required           Under Prompt
                                                                  For Capital      Corrective Action
                                                  Actual       Adequacy Purposes       Provisions
                                             ---------------   -----------------   -----------------
                                              Amount   Ratio    Amount    Ratio     Amount    Ratio
                                             -------   -----   -------   -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
September 30, 2006:
   Tier 1 capital (to average assets)
      Company                                $86,914   18.64%  $18,646     4.0%        N/A     N/A
      Bank                                    68,937   14.74    18,703     4.0     $23,379     5.0%
   Tier 1 capital (to risk weighted assets)
      Company                                 86,914   39.23     8,861     4.0         N/A     N/A
      Bank                                    68,937   31.12     8,861     4.0      13,292     6.0
   Total capital (to risk weighted assets)
      Company                                 87,894   39.68    17,722     8.0         N/A     N/A
      Bank                                    69,917   31.56    17,722     8.0      22,153    10.0

September 30, 2005:
   Tier 1 capital (to average assets)
      Company                                $90,450   20.98%  $17,247     4.0%        N/A     N/A
      Bank                                    64,681   14.55    17,783     4.0     $22,229     5.0%
   Tier 1 capital (to risk weighted assets)
      Company                                 90,450   48.54     7,454     4.0         N/A     N/A
      Bank                                    64,681   34.71     7,454     4.0      11,181     6.0
   Total capital (to risk weighted assets)
      Company                                 91,284   48.98    14,908     8.0         N/A     N/A
      Bank                                    65,515   35.16    14,908     8.0      18,635    10.0

12.  EMPLOYEE BENEFITS

     The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank's policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2006, 2005, and 2004 was $549,700, $437,900 and $1,071,935, respectively.

     The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. The expense relating to this plan for the years ended September 30, 2006, 2005 and 2004 was $-0-, $71,461 and $119,225, respectively. The elimination of the expense in 2006 reflected the Company's decision to discontinue the employer match in conjunction with the establishment of the employee stock ownership plan discussed below.

     In fiscal 2005, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company's common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank's contributions to the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense equal to the current market price of the shares released. The ESOP purchased 452,295 shares of the Company's common stock on the open market for approximately $4.5 million. The average purchase price was $9.86 per share. As of September 30, 2006 the Company had allocated a total of 16,965 shares from the suspense account to participants and committed to release an additional 16,965 shares. The expense relating to this plan for the years ended September 30, 2006, 2005 and 2004 was $287,471, 120,622, and $-0- respectively.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     At September 30, 2006, the Bank had $4,932,800 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 9.25%. At September 30, 2005, the Bank had $21,371,785 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 7.75%.

     The Bank also had commitments under unused lines of credit of $6,706,481 and $5,966,399 and letters of credit outstanding of $110,000 and $110,000 at September 30, 2006 and 2005, respectively.

     The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

     Among the Bank's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At September 30, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

                                                        September 30,
                                  ---------------------------------------------------------
                                             2006                          2005
                                  ---------------------------   ---------------------------
                                                   Estimated                    Estimated
                                    Carrying         Fair          Carrying        Fair
                                     Amount          Value          Amount        Value
                                  ------------   ------------   ------------   ------------
Assets:
   Cash and cash equivalents      $ 13,427,536   $ 13,427,536   $ 26,815,017   $ 26,815,017
   Investment securities held
      to maturity                  132,083,883    129,593,126    129,839,512    128,046,676
  Investment securities held
      available for sale            38,747,089     38,747,089     38,584,474     38,584,474
   Mortgage-backed securities
      held to maturity              50,359,734     49,526,374     66,827,615     67,123,459
   Mortgage-backed securities
      available for sale             4,615,307      4,615,307             --             --
   Loans receivable, net           219,417,531    216,235,333    175,090,988    174,652,932
   Federal Home Loan Bank stock      2,217,100      2,217,100      1,811,500      1,811,500
Liabilities:
   NOW accounts                     34,202,808     34,202,808     44,535,148     44,535,148
   Money market deposit accounts    64,498,290     64,498,290     59,906,583     59,906,583
   Passbook, club and statement
      savings accounts              76,989,307     76,989,307     87,709,110     87,709,110
   Certificates of deposit         171,602,086    171,659,900    144,316,998    144,887,781
   Advances from Federal Home
      Loan Bank                     31,783,751     32,053,344     13,823,411     14,405,169

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

     COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT--The majority of the Bank's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant. As discussed in Note 13, the related amounts at September 30, 2006 and 2005 were $11,749,281 and $27,448,184, respectively.

     The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2006 and 2005, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.  PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
At September 30,                                          2006          2005
-------------------------------------------------------------------------------
Assets:
   Cash                                               $14,158,770   $21,787,223
   ESOP loan receivable                                 4,273,287     4,430,233
   Accrued interest receivable on ESOP loan                    --        63,684
   Investment in Bank                                  69,470,789    65,057,120
   Other assets                                            27,367        18,092
                                                      -----------   -----------
Total assets                                          $87,930,213   $91,356,352
                                                      ===========   ===========
Liabilities:
   Accrued dividend payable                           $   482,573   $   499,898
   Accounts payable and accrued expenses                                 31,156
                                                      -----------   -----------
   Total liabilities                                      482,573       531,054
                                                      -----------   -----------
Stockholders' equity:
   Preferred stock                                             --            --
   Common stock                                           125,638       125,638
   Additional paid-in-capital                          54,798,121    54,733,760
   Unearned ESOP shares                                (4,126,501)   (4,349,611)
   Treasury stock                                      (6,422,478)     (654,415)
   Retained earnings                                   42,538,790    40,594,661
   Accumulated other comprehensive income                 534,070       375,265
                                                      -----------   -----------
   Total stockholders' equity                          87,447,640    90,825,298
                                                      -----------   -----------
Total liabilities and stockholders' equity            $87,930,213   $91,356,352
                                                      ===========   ===========

INCOME STATEMENT
For the year ended September 30,                             2006        2005
--------------------------------------------------------------------------------
   Interest on ESOP loan                                 $  250,291   $  108,844
   Equity in the undistributed earnings of the Bank       3,967,394    1,860,836
   Other income                                                 520          275
                                                         ----------   ----------
   Total income                                           4,218,205    1,969,955
                                                         ----------   ----------
   Professional services                                    302,382      122,385
   Other expense                                            128,576       10,694
                                                         ----------   ----------
   Total expense                                            430,958      133,079
                                                         ----------   ----------
   Income before income taxes                             3,787,247    1,836,876
   Income tax (benefit) expense                             (49,658)      15,000
                                                         ----------   ----------
   Net income                                            $3,836,905   $1,821,876
                                                         ==========   ==========

CASH FLOWS
For the year ended September 30,                          2006          2005
-------------------------------------------------------------------------------
Operating activities:
   Net income                                          $ 3,836,905  $ 1,821,876
   Decrease (increase) in assets                            54,410      (45,593)
   (Decease) increase in liabilities                       (31,156)      13,064
   Equity in the undistributed earnings of the Bank     (3,967,394)  (1,860,836)
                                                       -----------  -----------
Net cash provided by operating activities                 (107,235)     (71,489)
                                                       -----------  -----------
Investing activities:
   ESOP loan to Bank                                            --   (4,461,166)
   Repayments received on ESOP loan                        156,946       30,933
                                                       -----------  -----------
Net cash provided by (used in) investing activities        156,946   (4,430,233)
                                                       -----------  -----------
Financing activities:
   Proceeds from issuance of common stock                       --   27,425,166
   Cash dividends paid                                  (1,910,101)    (481,806)
   Payment to repurchase common stock                   (5,768,063)    (654,415)
                                                       -----------  -----------
Net cash (used in) provided by financing activities     (7,678,164)  26,288,945
                                                       -----------  -----------
Net (decrease) increase in cash and cash equivalents    (7,628,453)  21,787,223
                                                       -----------  -----------
Cash and cash equivalents, beginning of year            21,787,223           --
                                                       -----------  -----------
Cash and cash equivalents, end of year                 $14,158,770  $21,787,223
                                                       ===========  ===========

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data for the years ended September 30, 2006 and 2005 is as follows:

                                          September 30, 2006                  September 30, 2005
                                  ---------------------------------   ---------------------------------
                                    1st      2nd      3rd      4th      1st      2nd      3rd      4th
                                    Qtr      Qtr      Qtr      Qtr      Qtr      Qtr      Qtr      Qtr
                                  ------   ------   ------   ------   ------   ------   ------   ------
                                            (In thousands)                      (In thousands)
Interest income                   $5,786   $5,922   $6,235   $6,599   $4,994   $5,124   $5,414   $5,546
Interest expenses                  2,620    2,754    3,110    3,451    2,235    2,291    2,285    2,486
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net interest income                3,166    3,168    3,125    3,148    2,759    2,833    3,129    3,060
Provision for loan losses              0        0       30       30        0        0        0        0
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net income after provision
   for loan losses                 3,166    3,168    3,095    3,118    2,759    2,833    3,129    3,060
                                  ------   ------   ------   ------   ------   ------   ------   ------
Non-interest income                  170      299      209      259      164      137      127      138
Non-interest expense               1,828    2,005    2,008    2,034    1,863    1,601    1,682    1,923
                                  ------   ------   ------   ------   ------   ------   ------   ------
Income before income taxes         1,508    1,462    1,296    1,343    1,060    1,369    1,574    1,275
Income tax expense                   422      507      414      430      363      475      567      482
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net income                        $1,086   $  955   $  882   $  913   $  697   $  894   $1,007   $  793
                                  ======   ======   ======   ======   ======   ======   ======   ======
Per share:
   Earnings for share - basic     $ 0.09   $ 0.08   $ 0.07   $ 0.08       (1)      (2)  $ 0.08   $ 0.07
   Earnings per share - diluted     0.09     0.08     0.07     0.08       (1)      (2)    0.08     0.07
   Dividends per share              0.04     0.04     0.04     0.04       (1)      (2)    0.04     0.04

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

17.  SUBSEQUENT EVENTS

     The Company, at its Board of Directors meeting held on December 20, 2006, declared a quarterly cash dividend of $0.04 per share on the common stock of the Company payable on January 31, 2007 to the shareholders of record at the close of business on January 12, 2007.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 9, 2007, which will be filed with the SEC on or about January 5, 2007 ("Definitive Proxy Statement").

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

ITEM 11. EXECUTIVE COMPENSATION

          The information required herein is incorporated by reference from the sections captioned "Management Compensation," "Report of the Compensation Committee" and "Performance Graph" in the Company's Definitive Proxy Statement.

          The report of the Compensation Committee included in the Definitive Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Definitive Proxy Statement.

          EQUITY COMPENSATION PLAN INFORMATION. As of September 30, 2006, the Company did not have any shares of common stock that may be issued under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required herein is incorporated by reference from the section captioned "Management Compensation - Indebtedness of Management and Related Party Transactions" in the Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Definitive Proxy Statement.

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

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

     Exhibit No.   Description
     -----------   -------------------------------------------------------------
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

       10.3        Form of Endorsement Split Dollar Insurance Agreement, dated
                      January 1, 2006, by and between, Thomas Vento, Joseph Corrato and David Krauter (3)*
       10.4        Prudential Savings Bank 2006 Bonus Program (3)*
       21.0        Subsidiaries of the Registrant - Reference is made to
                      "Item 1. Business - Subsidiaries" for the required information
       23.0        Consent of Deloitte & Touche LLP
       31.1        Section 1350 Certification of the Chief Executive Officer
       31.2        Section 1350 Certification of the Chief Financial Officer
       32.0        Section 906 Certification

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

     (3) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on December 21, 2006 (Commission File No. 000-51214).

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

                                       PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA


December 22, 2006                      By: /S/ THOMAS A. VENTO
                                           -------------------------------------
                                           Thomas A. Vento
                                           President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ JOSEPH W. PACKER, JR.                          December 22, 2006
---------------------------------------
Joseph W. Packer, Jr.
Chairman of the Board


/S/ THOMAS A. VENTO                                December 22, 2006
---------------------------------------
Thomas A. Vento
President and Chief Executive Officer


/S/ JEROME R. BALKA, ESQ.                          December 22, 2006
---------------------------------------
Jerome R. Balka, Esq.
Director


/S/ A. J. FANELLI
---------------------------------------            December 22, 2006
A. J. Fanelli
Director


/S/ JOHN P. JUDGE
---------------------------------------            December 22, 2006
John P. Judge
Director


/S/ FRANCIS V. MULCAHY
---------------------------------------            December 22, 2006
Francis V. Mulcahy
Director


/S/ JOSEPH R. CORRATO                              December 22, 2006
---------------------------------------
Joseph R. Corrato
Executive Vice President, Chief
Financial Officer and Chief Accounting
Officer