Form 10-Q
period 2006-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2007-02-14
CIK 1302324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM  _______ TO ______
    COMMISSION FILE NUMBER: 000-51214



                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
             (Exact Name of Registrant as Specified in Its Charter)

        PENNSYLVANIA                                    68-0593604
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        1834 OREGON AVENUE
     PHILADELPHIA, PENNSYLVANIA                             19145
Address of Principal Executive Offices)                   (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date: as of February 9, 2007, 12,017,750 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Condensed Financial Statements

               Unaudited Consolidated Statements of Financial Condition
               December 31, 2006 and September 30, 2006                                   2

               Unaudited Consolidated Statements of Income for the Three Months
               Ended December 31, 2006 and 2005                                           3

               Unaudited Consolidated Statement of Changes in Stockholders' Equity and
               Comprehensive Income for the Three Months Ended December 31, 2006 and
               2005                                                                       4

               Unaudited Consolidated Statements of Cash Flows for the Three
               Months Ended December 31, 2006 and 2005                                    5

               Notes to Consolidated Unaudited Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     18

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                25

     Item 4.   Controls and Procedures                                                   28

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         29

     Item 1A.  Risk Factors                                                              29

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               29

     Item 3.   Defaults Upon Senior Securities                                           30

     Item 4.   Submission of Matters to a Vote of Security Holders                       30

     Item 5.   Other Information                                                         30

     Item 6.   Exhibits                                                                  30

     SIGNATURES                                                                          31

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                                            2006             2006
                                                                                        -------------    -------------
ASSETS
Cash and amounts due from depository institutions                                       $   5,005,702    $   5,742,356
Interest-bearing deposits                                                                   8,406,511        7,685,180
                                                                                        -------------    -------------

           Total cash and cash equivalents                                                 13,412,213       13,427,536

Investment securities held to maturity (estimated fair value--December 31, 2006,
  $126,154,442; September 30, 2006, $129,593,126)                                         128,930,631      132,083,883
Investment securities available for sale (amortized cost--December 31, 2006,
  $38,007,273;September 30, 2006, $38,007,246)                                             38,711,543       38,747,089
Mortgage-backed securities held to maturity (estimated fair value--
  December 31, 2006, $47,654,088; September 30, 2006, $49,526,374)                         48,689,701       50,359,734
Mortgage-backed securities available for sale (amortized cost--
  December 31, 2006, $4,372,274; September 30, 2006, $4,534,743)                            4,456,636        4,615,307
Loans receivable--net of allowance for loan losses (December 31, 2006, $677,956;
  September 30, 2006, $617,956)                                                           218,771,501      219,417,531
Accrued interest receivable:
  Loans receivable                                                                          1,296,013        1,251,172
  Mortgage-backed securities                                                                  227,129          236,404
  Investment securities                                                                     1,950,697        1,707,547
Federal Home Loan Bank stock--at cost                                                       2,148,400        2,217,100
Office properties and equipment--net                                                        1,674,341        1,721,138
Prepaid expenses and other assets                                                           6,685,773        6,596,897
                                                                                        -------------    -------------

TOTAL ASSETS                                                                            $ 466,954,578    $ 472,381,338
                                                                                        =============    =============

LIABILITIES AND RETAINED EARNINGS

LIABILITIES:
  Deposits:
     Noninterest-bearing                                                                $   4,583,929    $   6,035,712
     Interest-bearing                                                                     346,017,198      341,256,779
                                                                                        -------------    -------------
           Total deposits                                                                 350,601,127      347,292,491
  Advances from Federal Home Loan Bank                                                     24,773,685       31,783,751
  Accrued interest payable                                                                    639,322        2,892,319
  Advances from borrowers for taxes and insurance                                           1,751,773        1,230,216
  Accounts payable and accrued expenses                                                       942,067        1,117,053
  Accrued dividend payable                                                                    462,618          464,481
  Deferred income taxes, net                                                                  301,676          153,387
                                                                                        -------------    -------------

           Total liabilities                                                              379,472,268      384,933,698
                                                                                        -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued                       -                -
   Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
     outstanding - 12,017,750 at December 31, 2006; 12,064,320 at September 30, 2006          125,638          125,638
   Additional paid-in capital                                                              54,818,874       54,798,121
   Unearned ESOP shares                                                                    (4,070,724)      (4,126,501)
   Treasury stock, at cost:  546,000 shares at December 31, 2006;
     499,430 shares at September 30, 2006                                                  (7,048,844)      (6,422,478)
   Retained earnings                                                                       43,143,911       42,538,790
   Accumulated other comprehensive income                                                     513,455          534,070
                                                                                        -------------    -------------

           Total stockholders' equity                                                      87,482,310       87,447,640
                                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 466,954,578    $ 472,381,338
                                                                                        =============    =============

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                               THREE MONTHS ENDED
                                                  DECEMBER 31,
                                           -------------------------
                                              2006           2005
                                           -----------   -----------

INTEREST INCOME:
  Interest on loans                        $ 3,824,889   $ 2,880,667
  Interest on mortgage-backed securities       710,852       845,318
  Interest and dividends on investments      2,147,405     2,060,257
                                           -----------   -----------

          Total interest income              6,683,146     5,786,242
                                           -----------   -----------

INTEREST EXPENSE:
  Interest on deposits                       3,203,519     2,425,343
  Interest on borrowings                       390,368       195,090
                                           -----------   -----------

          Total interest expense             3,593,887     2,620,433
                                           -----------   -----------

NET INTEREST INCOME                          3,089,259     3,165,809

PROVISION FOR LOAN LOSSES                       60,000             -
                                           -----------   -----------

NET INTEREST  INCOME AFTER PROVISION
  FOR LOAN LOSSES                            3,029,259     3,165,809
                                           -----------   -----------

NON-INTEREST INCOME:
  Fees and other service charges               145,285       145,245
  Other                                        164,846        25,496
                                           -----------   -----------

          Total non-interest income            310,131       170,741
                                           -----------   -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits             1,115,310     1,091,934
  Data processing                              119,427       126,794
  Professional services                        227,835        76,132
  Office occupancy                              88,135        70,467
  Depreciation                                  62,150        61,677
  Payroll taxes                                 66,565        62,734
  Director compensation                         71,087        69,150
  Other                                        271,349       269,038
                                           -----------   -----------

           Total non-interest expense        2,021,858     1,827,926
                                           -----------   -----------

INCOME BEFORE INCOME TAXES                   1,317,532     1,508,624
                                           -----------   -----------

INCOME TAXES:
  Current                                      301,962       515,258
  Deferred (benefit) expense                   119,809       (93,075)
                                           -----------   -----------

          Total income tax                     421,771       422,183
                                           -----------   -----------

NET INCOME                                 $   895,761   $ 1,086,441
                                           ===========   ===========

BASIC EARNINGS PER SHARE                   $      0.08   $      0.09

DILUTED EARNINGS PER SHARE                 $      0.08   $      0.09

--------------------------------------------------------------------------------
See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                                     ACCUMULATED
                                                       ADDITIONAL       UNEARNED                                        OTHER
                                         COMMON         PAID-IN           ESOP          TREASURY         RETAINED   COMPREHENSIVE
                                         STOCK          CAPITAL          SHARES           STOCK          EARNINGS       INCOME
                                      ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, OCTOBER 1, 2006              $    125,638    $ 54,798,121    $ (4,126,501)   $ (6,422,478)   $ 42,538,790   $    534,070

Comprehensive income:

    Net income                                                                                             895,761

    Net unrealized holding loss on
      available for sale securities
      arising during the period, net
      of income tax benefit of $11,159                                                                                    (20,615)


    Comprehensive income


    Treasury stock purchased                                                              (626,366)

Cash dividend declared
    ($.04 per share)                                                                                      (462,618)

Cumulative adjustment related to
    the adoption of SAB 108                                                                                171,978

ESOP shares committed to
    be released                                  -          20,753          55,777               -               -              -
                                      ------------    ------------    ------------    ------------    ------------   ------------


BALANCE, December 31, 2006            $    125,638    $ 54,818,874    $ (4,070,724)   $ (7,048,844)    $43,143,911   $    513,455
                                      ============    ============    ============    ============    ============   ============

                                           TOTAL
                                        STOCKHOLDERS'   COMPREHENSIVE
                                           EQUITY           INCOME
                                        ------------     -----------
 BALANCE, OCTOBER 1, 2006               $ 87,447,640

 Comprehensive income:

    Net income                               895,761         895,761

    Net unrealized holding loss on
      available for sale securities
      arising during the period, net
      of income tax benefit of $11,159       (20,615)        (20,615)
                                                         -----------

    Comprehensive income                                 $   875,146
                                                         ===========

    Treasury stock purchased                (626,366)

Cash dividend declared
    ($.04 per share)                        (462,618)

Cumulative adjustment related to
    the adoption of SAB 108                  171,978

ESOP shares committed to
    be released                               76,530
                                        ------------


BALANCE, December 31, 2006              $ 87,482,310
                                        ============



                                                                                                                     ACCUMULATED
                                                       ADDITIONAL       UNEARNED                                        OTHER
                                         COMMON         PAID-IN           ESOP          TREASURY         RETAINED   COMPREHENSIVE
                                         STOCK          CAPITAL          SHARES           STOCK          EARNINGS       INCOME
                                      ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, OCTOBER 1, 2005              $    125,638    $ 54,733,760    $ (4,349,611)   $   (654,415)   $ 40,594,661   $    375,265

Comprehensive income:

    Net income                                                                                           1,086,441

    Net unrealized holding gain on
      available for sale securities
      arising during the period, net
      of income tax expense of $46,446                                                                                     86,257


    Comprehensive income


Cash dividend declared
    ($.04 per share)                                                                                      (481,806)

ESOP shares committed to
     be released                                 -          10,499          55,778               -               -              -
                                      ------------    ------------    ------------    ------------    ------------   ------------


BALANCE, December 31, 2005            $    125,638    $ 54,744,259    $ (4,293,833)   $   (654,415)   $ 41,199,296   $    461,522
                                      ============    ============    ============    ============    ============   ============


                                           TOTAL
                                        STOCKHOLDERS'   COMPREHENSIVE
                                           EQUITY           INCOME
                                        ------------     -----------
BALANCE, OCTOBER 1, 2005                $ 90,825,298

Comprehensive income:

    Net income                             1,086,441       1,086,441

    Net unrealized holding gain on
      available for sale securities
      arising during the period, net
      of income tax expense of $46,446        86,257          86,257
                                                         -----------

    Comprehensive income                                 $ 1,172,698
                                                         ===========

Cash dividend declared
    ($.04 per share)                        (481,806)

ESOP shares committed to
    be released                               66,277
                                        ------------

BALANCE, December 31, 2005              $ 91,582,467
                                        ============

See notes to audited financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           THREE MONTHS
                                                                                         ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2006             2005
                                                                                   ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                                       $    895,761    $  1,086,441
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses                                                            60,000               -
    Depreciation                                                                         62,150          61,677
    Net accretion of premiums/discounts                                                 (24,662)        (10,970)
    Net accretion of deferred loan fees and costs                                       (97,033)        (85,624)
    Amortization of ESOP                                                                 76,530          66,277
    Income from bank owned life insurance                                               (55,814)              -
    Deferred income tax expense (benefit)                                               119,810         (93,075)
    Changes in assets and liabilities which used cash:
      Accounts payable and accrued expenses                                            (284,001)       (763,774)
      Accrued interest payable                                                       (2,252,997)     (1,746,842)
      Prepaid expenses and other assets                                                 (33,062)     (4,020,123)
      Accrued interest receivable                                                      (278,716)       (264,391)
                                                                                   ------------    ------------
               Net cash used in operating activities                                 (1,812,034)     (5,770,404)
                                                                                   ------------    ------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                                 (6,997,500)     (3,000,000)
  Loans originated or acquired                                                      (12,995,556)    (20,020,467)
  Principal collected on loans                                                       13,678,619       8,954,326
  Principal payments received on mortgage-backed securities:
     held-to-maturity                                                                 2,007,567       3,682,909
     available-for-sale                                                                 165,398               -
  Proceeds from calls and maturities of investment securities held to maturity       10,155,556               -
  Purchase of Federal Home Loan Bank stock                                              (92,800)              -
  Proceeds from redemption of Federal Home Loan Bank stock                              161,500         126,000
  Purchases of equipment                                                                (15,353)         (1,558)
                                                                                   ------------    ------------
               Net cash provided by (used in) investing activities                    6,067,431     (10,258,790)
                                                                                   ------------    ------------
FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts,
     and savings accounts                                                            (2,815,055)     (1,534,991)
  Net increase in certificates of deposit                                             6,123,691       3,376,626
  Repayment of advances from Federal Home Loan Bank                                  (7,010,066)         (9,825)
  Increase in advances from borrowers for taxes and insurance                           521,557         612,494
  Cash dividend paid                                                                   (464,481)       (481,806)
  Purchase of treasury stock                                                           (626,366)              -
                                                                                   ------------    ------------
               Net cash (used in) provided by financing activities                   (4,270,720)      1,962,498
                                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (15,323)    (14,066,696)

CASH AND CASH EQUIVALENTS--Beginning of period                                       13,427,536      26,815,017
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS--End of period                                           $ 13,412,213    $ 12,748,321
                                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid on deposits and advances from Federal
     Home Loan Bank                                                                $  5,846,765    $  4,367,274
                                                                                   ============    ============

  Income taxes paid                                                                $    503,000    $     15,000
                                                                                   ============    ============


See notes to consolidated unaudited financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Prudential Bancorp, Inc. of Pennsylvania (the "Company") is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the "Bank"), which is a Pennsylvania-chartered, FDIC-insured savings bank with six full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank's reorganization from a mutual savings bank to the mutual holding company structure in March 2005. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans and construction loans.

        Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 57.5% (6,910,062 shares) of the Company's outstanding common stock as of December 31, 2006 and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. In addition, Prudential Mutual Holding Company receives dividends on the common stock of the Company that it holds. All significant intercompany balances and transactions have been eliminated.

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

        The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

        DIVIDEND PAYABLE - On December 20, 2006, the Company's Board of Directors declared a quarterly cash dividend of $.04 on the common stock of the Company payable on January 31, 2007 to the shareholders of record at the close of business on January 12, 2007 which resulted in a payable of $462,618 at December 31, 2006. A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company's common stock and totaled $276,402.

        EMPLOYEE STOCK OWNERSHIP PLAN - In fiscal 2005, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company's common stock for an aggregate cost of approximately $4.5 million. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2006, the Company had allocated a total of 39,585 shares from the suspense account to participants. For the quarter ended December 31, 2006 recognized $76,530 in compensation expense.

        TREASURY STOCK - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

        COMPREHENSIVE INCOME--The Company presents in the unaudited consolidated statement of changes in stockholders' equity and comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. For the quarters ended December 31, 2006 and 2005 the only components of comprehensive income were net income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities. Comprehensive income totaled $875,146 and $1,172,698 for the three months ended December 31, 2006 and 2005, respectively.

        RECENT ACCOUNTING PRONOUNCEMENTS - In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO. 140 ("SFAS No. 140" and "SFAS No. 156"). SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of SFAS No. 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company has adopted SFAS No. 156 for the fiscal year beginning October 1, 2006 and there was not a material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 156.

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders' equity. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. The Bank participates in a mutiple-employer defined benefit plan. We do not anticipate that the implementation of SFAS No. 158 will have any impact on our financial position, results of operations and cash flows because it is not applicable to muti-employer defined benefit plans.

        In September 2006, the Securities and Exchange Commission ("SEC") issued SAB No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year.

        The Company implemented SAB No. 108 on October 1, 2006 which resulted in an increase in mortgage-backed securities held to maturity of approximately $321,000, an increase in income tax liabilities of approximately $149,000 and a cumulative adjustment to increase retained earnings as of that date by approximately $172,000. The adjustment relates to two separate accounting entries. The first entry pertains to the method of accounting that was utilized in past years for the recognition of investment income on mortgage-backed securities. Prior to fiscal 2006, the Company used the straight line method over the contractual life of the securities rather than using the effective yield method prescribed by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". The impact of this entry was the correction of an understatement of mortgage-backed securities by approximately $321,000 and a corresponding understatement of income tax payable of $109,000. The second entry relates to a write off of a deferred tax asset of approximately $40,000 that was incorrectly accounted for in prior periods.

        In prior periods, management performed a quantitative and qualitative analysis of the differences between these two methods of accounting and concluded that there was not a material impact on any past individual quarter or annual reporting periods.

2.      EARNINGS PER SHARE

        Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of December 31, 2006 the Company did not issue and does not have outstanding any CSEs.

        The calculated basic and diluted earnings per share are as follows:

                                                     FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                       DECEMBER 31, 2006                 DECEMBER 31, 2005
                                                 ----------------------------      ----------------------------
                                                    BASIC           DILUTED           BASIC           DILUTED
                                                 -----------      -----------      -----------      -----------

Net income                                       $   895,761      $   895,761      $ 1,086,441      $ 1,086,441

Weighted average shares outstanding used in
    basic earnings per share computation          11,627,147       11,627,147       12,058,411       12,058,411

Effect of CSEs                                             -                -                -                -
                                                 -----------      -----------      -----------      -----------
Adjusted weighted average shares used in
    diluted earnings per share computation        11,627,147       11,627,147       12,058,411       12,058,411
                                                 -----------      -----------      -----------      -----------

Earnings per share - basic and diluted           $      0.08      $      0.08      $      0.09      $      0.09
                                                 ===========      ===========      ===========      ===========


3.      INVESTMENT SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                                                            DECEMBER 31, 2006
                                                    -------------------------------------------------------------------
                                                                          GROSS             GROSS           ESTIMATED
                                                     AMORTIZED          UNREALIZED        UNREALIZED          FAIR
                                                       COST               GAINS             LOSSES            VALUE
                                                    ------------      ------------      ------------       ------------
Securities held to maturity:
  Debt securities - U.S. Treasury securities
   and securities of U.S. Government agencies       $126,046,111      $     10,975      $ (2,746,378)      $123,310,708
  Debt securities - Municipal bonds                    2,884,520             3,542           (44,328)         2,843,734
                                                    ------------      ------------      ------------       ------------

           Total securities held to maturity        $128,930,631      $     14,517      $ (2,790,706)      $126,154,442
                                                    ============      ============      ============       ============

Securities available for sale:
  Debt securities - U.S. Treasury securities
    and securities of U.S. Government agencies      $  2,998,827      $          -      $    (71,639)      $  2,927,188
  FNMA stock                                                  84             7,043                 -              7,127
  Mutual fund                                         34,982,453                 -        (1,000,365)        33,982,088
  FHLMC preferred stock                                   25,909         1,769,231                 -          1,795,140
                                                    ------------      ------------      ------------       ------------

           Total securities available for sale      $ 38,007,273      $  1,776,274      $ (1,072,004)      $ 38,711,543
                                                    ============      ============      ============       ============


                                                                            SEPTEMBER 30, 2006
                                                    -------------------------------------------------------------------
                                                                          GROSS             GROSS           ESTIMATED
                                                     AMORTIZED          UNREALIZED        UNREALIZED          FAIR
                                                       COST               GAINS             LOSSES            VALUE
                                                    ------------      ------------      ------------       ------------
Securities held to maturity:
  Debt securities - U.S. Treasury securities
  and securities of U.S. Government agencies        $129,199,382      $          -      $ (2,458,930)      $126,740,452
  Debt securities - Municipal bonds                    2,884,501             6,574           (38,401)         2,852,674
                                                    ------------      ------------      ------------       ------------

           Total securities held to maturity        $132,083,883      $      6,574      $ (2,497,331)      $129,593,126
                                                    ============      ============      ============       ============

Securities available for sale:
  Debt securities - U.S. Treasury securities
    and securities of U.S. Government agencies      $  2,998,800      $          -      $    (64,425)      $  2,934,375
  FNMA stock                                                  84             6,625                 -              6,709
  Mutual fund                                         34,982,453                 -          (930,081)        34,052,372
  FHLMC preferred stock                                   25,909         1,727,724                 -          1,753,633
                                                    ------------      ------------      ------------       ------------

           Total securities available for sale      $ 38,007,246      $  1,734,349      $   (994,506)      $ 38,747,089
                                                    ============      ============      ============       ============


        The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2006:


                                                             LESS THAN 12 MONTHS                MORE THAN 12 MONTHS
                                                       ------------------------------      ------------------------------
                                                          GROSS            ESTIMATED          GROSS           ESTIMATED
                                                        UNREALIZED           FAIR           UNREALIZED          FAIR
                                                          LOSSES             VALUE            LOSSES            VALUE
                                                       ------------      ------------      ------------      ------------
Securities held to maturity:
   U.S. Treasury and Government agencies               $    115,605      $  8,725,410      $  2,630,773      $112,342,330
   Municipal bonds                                                -                 -            44,328         1,595,192
                                                       ------------      ------------      ------------      ------------

           Total securities held to maturity                115,605         8,725,410         2,675,101       113,937,522
                                                       ------------      ------------      ------------      ------------

Securities available for sale:
   U.S. Treasury and Government agencies                          -                 -            71,639         2,927,188
   Mutual fund                                                    -                 -         1,000,365        33,982,088
                                                       ------------      ------------      ------------      ------------

           Total securities available for sale                    -                 -         1,072,004        36,909,276
                                                       ------------      ------------      ------------      ------------

Total                                                  $    115,605      $  8,725,410      $  3,747,105      $150,846,798
                                                       ============      ============      ============      ============

        The following table shows the gross unrealized losses and related estimated fair values of the Company's investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006:

                                                            LESS THAN 12 MONTHS                   MORE THAN 12 MONTHS
                                                       ------------------------------      ------------------------------
                                                          GROSS            ESTIMATED          GROSS           ESTIMATED
                                                        UNREALIZED           FAIR           UNREALIZED          FAIR
                                                          LOSSES             VALUE            LOSSES            VALUE
                                                       ------------      ------------      ------------      ------------
Securities held to maturity:
   U.S. Treasury and Government agencies                     76,277         8,919,209         2,382,653       114,821,242
   Municipal bonds                                                -                 -            38,401         1,601,100
                                                       ------------      ------------      ------------      ------------

           Total securities held to maturity                 76,277         8,919,209         2,421,054       116,422,342
                                                       ------------      ------------      ------------      ------------

Securities available for sale:
   U.S. Treasury and Government agencies                          -                 -            64,425         2,934,375
   Mutual fund                                                    -                 -           930,081        34,052,372
                                                       ------------      ------------      ------------      ------------

           Total securities available for sale                    -                 -           994,506        36,986,747
                                                       ------------      ------------      ------------      ------------

Total                                                  $     76,277      $  8,919,209      $  3,415,560      $153,409,089
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

        At December 31, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 121 securities having an aggregate depreciation of 2.4% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 10 securities having an aggregate depreciation of 1.3% from the Company's amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low risk securities from U.S. government agencies or government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary.

        The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              DECEMBER 31, 2006
                                      ------------------------------------------------------------------
                                             HELD TO MATURITY                    AVAILABLE FOR SALE
                                      ------------------------------      ------------------------------
                                                          ESTIMATED                           ESTIMATED
                                         AMORTIZED          FAIR            AMORTIZED           FAIR
                                           COST             VALUE             COST              VALUE
                                      ------------      ------------      ------------      ------------
Due within one year                   $  7,084,776      $  7,063,923      $          -      $          -
Due after one through five years        32,086,823        31,654,197                 -                 -
Due after five through ten years        38,432,259        37,748,930         1,000,000           987,188
Due after ten years                     51,326,773        49,687,392         1,998,827         1,940,000
                                      ------------      ------------      ------------      ------------

Total                                 $128,930,631      $126,154,442      $  2,998,827      $  2,927,188
                                      ============      ============      ============      ============


                                                             SEPTEMBER 30, 2006
                                      ------------------------------------------------------------------
                                            HELD TO MATURITY                     AVAILABLE FOR SALE
                                      ------------------------------      ------------------------------
                                                          ESTIMATED                           ESTIMATED
                                         AMORTIZED          FAIR            AMORTIZED           FAIR
                                           COST             VALUE             COST              VALUE
                                      ------------      ------------      ------------      ------------
Due within one year                   $ 13,084,653      $ 13,033,970      $          -      $          -
Due after one through five years        33,084,146        32,601,588                 -                 -
Due after five through ten years        39,986,258        39,355,977         1,000,000           984,375
Due after ten years                     45,928,826        44,601,591         1,998,800         1,950,000
                                      ------------      ------------      ------------      ------------

Total                                 $132,083,883      $129,593,126      $  2,998,800      $  2,934,375
                                      ============      ============      ============      ============

4.      MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities are summarized as follows:

                                                                     DECEMBER 31, 2006
                                              ---------------------------------------------------------------
                                                                  GROSS             GROSS           ESTIMATED
                                               AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                 COST             GAINS             LOSSES            VALUE
                                              -----------      -----------      -----------       -----------
Securities held to maturity
  GNMA pass-through certificates              $45,408,527      $    53,981      $(1,012,909)      $44,449,599
  FNMA pass-through certificates                1,439,962                -          (45,838)        1,394,124
  FHLMC pass-through certificates               1,841,212               16          (30,863)        1,810,365
                                              -----------      -----------      -----------       -----------

       Total securities held to maturity      $48,689,701      $    53,997      $(1,089,610)      $47,654,088
                                              ===========      ===========      ===========       ===========


Securities available for sale
  FNMA pass-through certificates              $ 4,372,274      $    84,362      $         -       $ 4,456,636
                                              -----------      -----------      -----------       -----------
       Total securities available for sale    $ 4,372,274      $    84,362      $         -       $ 4,456,636
                                              ===========      ===========      ===========       ===========



                                                                    SEPTEMBER 30, 2006
                                              ---------------------------------------------------------------
                                                                  GROSS             GROSS           ESTIMATED
                                               AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                 COST             GAINS             LOSSES            VALUE
                                              -----------      -----------      -----------       -----------
Securities held to maturity
  GNMA pass-through certificates              $46,991,401      $   157,936      $  (896,360)      $46,252,977
  FNMA pass-through certificates                1,448,326                -          (52,683)        1,395,643
  FHLMC pass-through certificates               1,920,007               22          (42,275)        1,877,754
                                              -----------      -----------      -----------       -----------

       Total securities held to maturity      $50,359,734      $   157,958      $  (991,318)      $49,526,374
                                              ===========      ===========      ===========       ===========


Securities available for sale
  FNMA pass-through certificates              $ 4,534,743      $    80,564      $         -       $ 4,615,307
                                              -----------      -----------      -----------       -----------
       Total securities available for sale    $ 4,534,743      $    80,564      $         -       $ 4,615,307
                                              ===========      ===========      ===========       ===========

        The following table shows the gross unrealized losses and related estimated fair values of the Company's mortgage-backed securities and length of time that individual securities have been in a continuous loss position at December 31, 2006:

                                            LESS THAN 12 MONTHS                MORE THAN 12 MONTHS
                                       ----------------------------      ----------------------------
                                          GROSS           ESTIMATED         GROSS          ESTIMATED
                                       UNREALIZED           FAIR          UNREALIZED         FAIR
                                         LOSSES             VALUE           LOSSES           VALUE
                                       -----------      -----------      -----------      -----------
Securities held to maturity:
   GNMA pass-through certificates      $   562,093      $25,141,790      $   450,816      $14,455,095
   FNMA pass-through certificates                -                -           45,838        1,393,820
   FHLMC pass-through certificates          30,863        1,809,497                -                -
                                       -----------      -----------      -----------      -----------

Total                                  $   592,956      $26,951,287      $   496,654      $15,848,915
                                       ===========      ===========      ===========      ===========

        At December 31, 2006, all mortgage-backed-securities available-for-sale were in an unrealized gain position.

        The following table shows the gross unrealized losses and related estimated fair values of the Company's mortgage-backed securities, and length of time that individual securities have been in a continuous loss position at September 30, 2006:

                                            LESS THAN 12 MONTHS                MORE THAN 12 MONTHS
                                       ----------------------------      ----------------------------
                                          GROSS          ESTIMATED          GROSS          ESTIMATED
                                        UNREALIZED         FAIR           UNREALIZED         FAIR
                                          LOSSES           VALUE           LOSSES            VALUE
                                       -----------      -----------      -----------      -----------
Securities held to maturity:
   GNMA pass-through certificates      $   526,169      $25,601,666      $   370,191      $11,199,818
   FNMA pass-through certificates           52,209        1,395,273              474              369
   FHLMC pass-through certificates          42,275        1,876,570                -                -
                                       -----------      -----------      -----------      -----------

Total                                  $   620,653      $28,873,509      $   370,665      $11,200,187
                                       ===========      ===========      ===========      ===========

        At September 30, 2006, all mortgage-backed securities available-for-sale were in an unrealized gain position

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


        At December 31, 2006, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 10 securities having an aggregate depreciation of 3.0% from the Company's amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consist of 26 securities having an aggregate depreciation of 2.2% from the Company's amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, all of the Company's mortgage-backed securities portfolio consists of low-risk securities issued by U.S. government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. The Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.


5.      LOANS RECEIVABLE

        Loans receivable consist of the following:

                                              DECEMBER 31,       SEPTEMBER 30,
                                                 2006                 2006
                                             -------------       -------------

One-to-four family residential               $ 155,890,617       $ 155,453,827
Multi-family residential                         4,736,365           5,073,903
Commercial real estate                          11,938,650          11,338,845
Construction and land development               77,395,043          82,800,690
Commercial business                                162,427             233,979
Consumer                                         1,249,794           1,239,063
                                             -------------       -------------

           Total loans                         251,372,896         256,140,307

  Undisbursed portion of loans-in-process      (32,182,589)        (36,257,661)
  Deferred loan fees                               259,150             152,841
  Allowance for loan losses                       (677,956)           (617,956)
                                             -------------       -------------

Net                                          $ 218,771,501       $ 219,417,531
                                             =============       =============

        The following schedule summarizes the changes in the allowance for loan losses:

                                  THREE MONTHS ENDED DECEMBER 31,
                                  -------------------------------
                                     2006                2005
                                  -----------         -----------
Balance, beginning of period      $  617,956          $   557,956
Provision for loan losses             60,000                    -
Charge-offs                                -                    -
Recoveries                                 -                    -
                                  -----------         -----------

Balance, end of period            $   677,956         $   557,956
                                  ===========         ===========


        Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at December 31, 2006 and September 30, 2006 amounted to approximately $378,000 and $151,000, respectively.

6.      DEPOSITS

        Deposits consist of the following major classifications:

                                                          DECEMBER 31,                SEPTEMBER 30,
                                                             2006                        2006
                                                   ------------------------    ------------------------
                                                      AMOUNT        PERCENT       AMOUNT        PERCENT
                                                   ------------    --------    ------------    --------
Money market deposit accounts                      $ 64,861,446        18.5%   $ 64,498,290        18.6%
NOW accounts                                         32,221,899         9.2      34,202,808         9.8
Passbook, club and statement savings                 75,792,005        21.6      76,989,307        22.2
Certificates maturing in six months or less          89,300,431        25.5      77,904,032        22.4
Certificates maturing in more than six months        88,425,346        25.2      93,698,054        27.0
                                                   ------------    --------    ------------    --------

  Total                                            $350,601,127       100.0%   $347,292,491       100.0%
                                                   ============    ========    ============    ========


        At December 31, 2006 and September 30, 2006, the weighted average cost of funds was 3.6% and 3.5%, respectively.

7.      INCOME TAXES

        Items that gave rise to significant portions of deferred income taxes are as follows:

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                      2006            2006
                                                    ---------       ---------
Deferred tax assets:
  Deposit premium                                   $ 301,818       $ 314,054
  Allowance for loan losses                           179,987         246,632
  Other                                                     -          39,639
                                                    ---------       ---------

  Total                                               481,805         600,325
                                                    ---------       ---------
Deferred tax liabilities:
  Unrealized gain on available for sale securities    275,178         286,336
  Property                                            411,900         406,834
  Mortgage servicing rights                             9,381           9,754
  Deferred loan fees                                   87,022          50,788
                                                    ---------       ---------

Total                                                 783,481         753,712
                                                    ---------       ---------

Net deferred tax liability                          $(301,676)      $(153,387)
                                                    =========       =========


8.      COMMITMENTS AND CONTINGENT LIABILITIES

        At December 31, 2006, the Company had $7,560,500 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 6.00% to 9.25%. At September 30, 2006, the Company had $4,932,800 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 9.25%.

        The Company also had commitments under unused lines of credit of $5,695,204 and $6,706,481 at December 31, 2006 and September 30, 2006,
        respectively, and letters of credit outstanding of $110,000 at both December 31, 2006 and September 30, 2006.

        Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Company's sales of whole loans and participation interests. At December 31, 2006, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

CRITICAL ACCOUNTING POLICIES. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended September 30, 2006. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND SEPTEMBER 30, 2006

At December 31, 2006, the Company's total assets were $467.0 million, a decrease of $5.4 million from $472.4 million at September 30, 2006. The decrease was primarily attributable to net repayments in the investment and mortgage-backed security portfolios of $5.0 million. Management chose to use the proceeds from these repayments to repay higher cost short-term advances from the Federal Home Loan Bank ("FHLB").

Total liabilities decreased $5.5 million to $379.5 million at December 31, 2006 from $384.9 million at September 30, 2006. The decrease was primarily attributable to the repayment of FHLB advances which decreased by $7.0 million, from $31.8 million at September 30, 2006 to $24.8 million at December 31, 2006. Also contributing to the decrease was a $2.3 million decrease in accrued interest payable as interest on certificates are generally paid annually at

December 31. These decreases were partially offset by a $3.3 million increase in deposits, primarily in certificates of deposit.

Stockholders' equity increased slightly, by $35,000 to $87.5 million at December 31, 2006 as compared to $87.4 million at September 30, 2006. Effective October 1, 2006, the cumulative adjustment related to the adoption of SAB 108 was recognized for an increase in retained earnings of $172,000 primarily related to the amortization of premiums and discounts on our mortgage-backed securities portfolio. Also contributing to the increase was the recognition of $896,000 in net income for quarter ended December 31, 2006 offset in part by the cost of stock repurchased during the quarter of $626,000 and the declaration of cash dividends of $463,000. Smaller changes were also noted in the amortization of unearned employee stock ownership shares and other comprehensive income.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NET INCOME. Net income was $896,000 for the quarter ended December 31, 2006 as compared to $1.1 million for the same period in 2005, a decrease of 17.6%. The decrease was primarily due to a $194,000 increase in non-interest expense for the quarter ended December 31, 2006.

NET INTEREST INCOME.

Net interest income decreased $77,000 or 2.4% to $3.1 million for the three months ended December 31, 2006 as compared to $3.2 million for the same period in 2005. The decrease was due to a $974,000 or 37.1% increase in interest expense partially offset by an $897,000 or 15.5% increase in interest income. The increase in interest expense resulted primarily from an 85 basis point increase to 3.86% in the weighted average rate paid on interest-bearing liabilities, reflecting the increase in market rates of interest during the past year. Also contributing to the increase in interest expense was a $24.7 million or 7.1% increase in the average balance of interest-bearing liabilities for the three months ended December 31, 2006, as compared to the same period in 2005. The increase in interest income resulted primarily from a 56 basis point increase in the weighted average yield earned on such assets to 5.89% for the quarter ended December 31, 2006 from the comparable period in 2005 combined with a $20.1 million or 4.6% increase in the average balance of interest-earning assets for the three months ended December 31, 2006, as compared to the same period in 2005.

For the quarter ended December 31, 2006, the net interest margin was 2.72%, as compared to 2.92% for the comparable period in 2005. The compression in the net interest margin reflected the more rapid increase in the rate paid on the interest-bearing liabilities due to their greater interest rate sensitivity, partially offset by an increase in rates earned on interest-earning assets combined with an increase in the volume of interest-earning assets.

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

                                                                                 Three Months
                                                                               Ended December 31,
                                                     -----------------------------------------------------------------------
                                                                  2006                                2005
                                                     -----------------------------------------------------------------------
                                                      Average                  Average     Average                Average
                                                      Balance    Interest     Yield/Rate   Balance   Interest    Yield/Rate
                                                     -----------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Interest-earning assets:
Investment securities                                 $173,251    $  2,105       4.86%   $171,465    $  1,896        4.42%
Mortgage-backed securities                              54,337         711       5.23      65,444         845        5.16
Loans receivable(1)                                    221,224       3,825       6.92     179,901       2,881        6.41
Other interest-earning assets                            5,192          42       3.24      17,116         164        3.83
                                                      --------------------               --------------------
   Total interest-earning assets                       454,004       6,683       5.89     433,926       5,786        5.33
                                                                  --------                           --------
Cash and non-interest-bearing balances                   4,389                              4,501
Other non-interest-earning assets                       11,437                              7,400
                                                      --------                           --------
            Total assets                              $469,830                           $445,827
                                                      ========                           ========
Interest-bearing liabilities:
Savings accounts                                      $ 75,111         587       3.13    $ 84,803         572        2.70
Money market deposit and NOW accounts                   94,210         836       3.55     102,696         734        2.86
Certificates of deposit                                173,643       1,779       4.10     144,941       1,117        3.08
                                                      --------------------               --------------------
   Total deposits                                      342,964       3,202       3.73     332,440       2,423        2.92
Advances from Federal Home Loan Bank                    27,973         390       5.58      13,817         195        5.65
Advances from borrowers for taxes and
   insurance                                             1,450           2       0.55       1,397           2        0.57
                                                      --------------------               --------------------
   Total interest-bearing liabilities                  372,387       3,594       3.86     347,654       2,620        3.01
                                                                  --------                           --------
Non-interest-bearing demand accounts                     5,552                              2,284
Other liabilities                                        4,093                              4,150
                                                      --------                           --------
Total liabilities                                      382,032                            354,088
Stockholders' equity                                    87,798                             91,739
                                                      --------                           --------
Total liabilities and Stockholders' equity            $469,830                           $445,827
                                                      ========                           ========
Net interest-earning assets                           $ 81,617                           $ 86,272
                                                      ========                           ========
Net interest income; interest rate spread                         $  3,089       2.03%               $  3,166        2.32%
                                                                  ====================               ======================
Net interest margin(2)                                                           2.72%                               2.92%
                                                                               =======                               ======

Average interest-earning assets to average
          interest-bearing liabilities                              121.92%                            124.82%
                                                                    -------                            -------

-------------------------------------
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)     Equals net interest income divided by average interest-earning assets.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. The Company established a provision for loan losses of $60,000 for the quarter ended December 31, 2006. No provisions were made during the comparable period in 2005. The provision in the 2006 period was established due to the continued growth in the loan portfolio experienced over the year.

At December 31, 2006, the Company's non-performing assets totaled $378,000 or 0.1% of total assets and consisted of four single-family residential real estate loans. At such dates, the allowance for loan losses totaled $678,000, or 0.3% of total loans and 179.2% of non-performing loans.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME. Non-interest income increased $139,000 for the quarter ended December 31, 2006, as compared to the same period in 2005. The increase was primarily due a successful recovery of $88,000, which represented a portion of our losses and legal fees related to a previously disclosed lawsuit which was settled in 2004. Also contributing to the increase was an increase in income from bank owned life insurance ("BOLI") of $47,000 for the quarter ended December 31, 2006 compared to the comparable period in 2005. Income from BOLI was minimal during the 2005 period as the BOLI was purchased during December 2005.

NON-INTEREST EXPENSES. Non-interest expense increased $194,000 for the quarter ended December 31, 2006 compared to the same quarter in 2005. This was primarily due to an increase in professional fees of $152,000. The preponderance of the increase in professional fees was related to expenses associated with the defense of a previously disclosed lawsuit commenced in October 2006 by a shareholder, Stilwell Value Partners I, L.P., and increased costs incurred in connection with being a public company.

INCOME TAX EXPENSE. Income tax expense for the quarters ended December 31, 2006 and 2005 was $422,000 in both periods. The effective income tax rate was 32.0% for the quarter ended December 31, 2006 compared to 28.0% for the quarter ended December 31, 2005. The lower effective tax rate in the 2005 period was primarily attributable to certain tax benefits the Company realized as a result of the adjustment of a valuation allowance during the first quarter of fiscal 2006 that had previously been established for accrued liabilities related to prior period tax accruals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2006, our cash and cash equivalents amounted to $13.4 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $43.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2006, the Company had $7.6 million in outstanding commitments to originate fixed and variable rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $5.7 million and letters of credit outstanding of $110,000 at December 31, 2006. Certificates of deposit at December 31, 2006 maturing in one year or less totaled $136.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years. At December 31, 2006, we had $24.8 million in outstanding FHLB advances and we had $259.3 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company and Bank's regulatory capital ratios as of December 31, 2006 and September 30, 2005 and compares them to current regulatory guidelines.

                                                                                    TO BE
                                                                               WELL CAPITALIZED
                                                              REQUIRED FOR       UNDER PROMPT
                                                            CAPITAL ADEQUACY  CORRECTIVE ACTION
                                            ACTUAL RATIO        PURPOSES         PROVISIONS
                                           --------------   ----------------   -----------------
    December 31, 2006:
      Tier 1 capital (to average assets)
         The Company                              18.51%           4.0%              N/A
         The Bank                                 14.93%           4.0%              5.0%

      Tier 1 capital (to risk weighted assets)
         The Company                              39.49%           4.0%              N/A
         The Bank                                 31.85%           4.0%              6.0%

      Total capital (to risk weighted assets)
         The Company                              39.95%           8.0%              N/A
         The Bank                                 32.32%           8.0%             10.0%

    September 30, 2006:
      Tier 1 capital (to average assets)
         The Company                              18.64%           4.0%              N/A
         The Bank                                 14.74%           4.0%              5.0%

      Tier 1 capital (to risk weighted assets)
         The Company                              39.23%           4.0%              N/A
         The Bank                                 31.12%           4.0%              6.0%

      Total capital (to risk weighted assets)
         The Company                              39.68%           8.0%              N/A
         The Bank                                 31.56%           8.0%             10.0%


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


The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.4% to 25.9%. The annual prepayment rate for mortgage-backed securities is assumed to range from 7.74% to 22.92%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.


                                                               More than    More than     More than
                                                  3 Months     3 Months      1 Year       3 Years      More than    Total
                                                   or Less     to 1 Year   to 3 Years   to 5 Years     5 Years     Amount
                                                 ---------    -----------  ----------   ----------    ---------   --------
                                                                          (Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)                          $16,234       $21,964      $19,382     $18,093     $ 91,265     $166,938
Mortgage-backed securities                          1,536         4,598       11,217       9,164       26,547       53,062
Loans receivable(3)                                60,529        27,333       44,735      29,534       57,060      219,191
Other interest earning assets                      10,555             -            -           -           -        10,555
                                                 -------------------------------------------------------------------------
    Total interest-earning assets                 $88,854       $53,895      $75,334     $56,791    $174,872      $449,746
                                                ==========================================================================

Interest-bearing liabilities:
Savings accounts                                  $   169       $   195      $44,690     $14,897    $ 14,894      $ 74,845
Money market deposit and NOW accounts                   -        32,431       49,581       5,717       5,717        93,446
Certificates of deposits                           52,152        84,331       24,788      16,455           -       177,726
Advances from Federal Home Loan Bank               11,018            54          149      13,156         397        24,774
Advances from borrowers for taxes and insurance         -             -            -           -       1,752         1,752
                                                 -------------------------------------------------------------------------
    Total interest-bearing liabilitie             $ 63,339      $117,011     $119,208    $ 50,225   $  22,760     $372,543
                                                 =========================================================================

Interest-earning assets
   less interest-bearing liabilities              $ 25,515      $(63,116)    $(43,874)   $  6,566   $ 152,112     $ 77,203
                                                 =========================================================================

Cumulative interest-rate sensitivity gap (4  )     $ 25,515      $(37,601)    $(81,475)   $(74,909)  $  77,203
                                                 =============================================================

Cumulative interest-rate gap as a
   percentage of total assets at December 31,2006     5.46%        -8.05%      -17.45%     -16.04%      16.53%
                                                 =============================================================

Cumulative interest-earning assets
   as a percentage of cumulative interest-
   bearing liabilities at December 31, 2006          140.28%       79.15%       72.80%      78.58%     120.72%
                                                 -------------------------------------------------------------


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

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may be adversely affected in the event of an interest rate increase.

NET PORTFOLIO VALUE ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2006 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.


             Change in                                                        NPV as % of Portfolio
           Interest Rates                Net Portfolio Value                     Value of Assets
          In Basis Points      -----------------------------------------------------------------------
           (Rate Shock)           Amount      $ Change        % Change        NPV Ratio        Change
        ----------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)

               300               $ 60,944     $ (33,773)        (35.66)%        14.74%         (5.79)%
               200                 71,485       (23,232)        (24.53)%        16.68%         (3.85)%
               100                 82,933       (11,784)        (12.44)%        18.65%         (1.88)%
             Static                94,717             -              -          20.53%             -
              (100)                99,894         5,177           5.47%         21.19%          0.66%
              (200)                97,181         2,464           2.60%         20.51%         (0.02)%
              (300)                94,913           196           0.21%         19.91%         (0.62)%


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

Stilwell alleges that the Company's prospectus used to solicit offers to purchase shares of the Company's common stock in connection with the mutual holding reorganization of Prudential Savings Bank "promised" that the Stock Plans would be submitted only for consideration by the Company's public shareholders and not the MHC which controls a majority of the Company's issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company. Stilwell also alleges the individual directors have violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC can vote its shares on the Stock Plans assuring their approval by shareholders. The Company believes Stilwell's allegations are without merit and intends to vigorously defend the case. On November 20, 2006, the Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no "promise," implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim, with respect to the timing of any such vote, is legally insufficient. Stilwell filed an opposition brief to the Company's motion on December 20, 2006 and the Company filed its reply brief on January 8, 2007.

Since the case is in its early stages, no prediction can be made as to the outcome thereof.

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


ITEM 1A. RISK FACTORS

There were no material changes from the risk factors described in the Company's annual report on Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a)     Not applicable


    (b)     Not applicable

    (c)     Purchases of Equity Securities


            The Company's repurchases of its common stock made during the quarter are set forth in the following table:


                                                                                  TOTAL NUMBER
                                                                                   OF SHARES
                                                                                  PURCHASED AS
                                                                                    PART OF        MAXIMUM NUMBER OF
                                                                                   PUBLICLY       SHARES THAT MAY YET
                                            TOTAL NUMBER                           ANNOUNCED      BE PURCHASED UNDER
                                             OF SHARES         AVERAGE PRICE        PLANS OR          THE PLAN OR
                PERIOD                       PURCHASED         PAID PER SHARE       PROGRAMS         PROGRAMS(1)(2)
    -------------------------------      ----------------      --------------   ----------------  ------------------
    October 1 - October 31, 2006                        -      $            -                  -           46,570
    November 1 - November 30, 2006                 46,570               13.40             46,570                -
    December 1 - December 31, 2006                      -                   -                  -                -
                                         ----------------                       ----------------
    Total                                          46,570      $        13.40             46,570                -
                                         ================      ==============   ================   ==============

----------------------
Notes to the table

(1) On April 6, 2006, the Company announced its second stock repurchase program to repurchase 269,000 shares or approximately 5% of the Company's outstanding common stock held by shareholders other than Prudential Mutual Holding Company, such program to commence upon completion of the first program (which was completed in May 2006). The second repurchase program was completed in November 2006.
(2) On January 17, 2007, the Company announced its third stock repurchase program to repurchase up to 255,384 shares or approximately 5% of the Company's outstanding common stock held by shareholders other than Prudential Mutual Holding Company.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.    Description
-----------    -----------
10.1           Directors' Compensation - fiscal 2007
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0           Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA





DATE:   February 14, 2007         BY: /s/ Thomas A. Vento
                                  ----------------------------------
                                  THOMAS A. VENTO
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE:   February 14, 2007         BY: /s/ Joseph R. Corrato
                                  ---------------------------------
                                  JOSEPH R. CORRATO
                                  EXECUTIVE VICE PRESIDENT AND CHIEF
                                   FINANCIAL OFFICER