Form 10-Q
period 2007-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2007-05-15
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51214

Prudential Bancorp, Inc. of Pennsylvania
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	68-0593604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1834 Oregon Avenue Philadelphia, Pennsylvania	19145
(Address of Principal Executive Offices)	(Zip Code)

(215) 755-1500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of May 8, 2007, 11,762,366 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2007	2006
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$6,597	$5,743
Interest-bearing deposits	3,366	7,685

Total cash and cash equivalents	9,963	13,428

Investment securities held to maturity (estimated fair value—March 31, 2007, $129,313; September 30, 2006, $129,593)	131,300	132,084
Investment securities available for sale (amortized cost—March 31, 2007, $38,007; September 30, 2006, $38,007)	38,545	38,747
Mortgage-backed securities held to maturity (estimated fair value— March 31, 2007, $47,997; September 30, 2006, $49,526)	48,930	50,360
Mortgage-backed securities available for sale (amortized cost— March 31, 2007, $4,204; September 30, 2006, $4,535)	4,295	4,615
Loans receivable—net of allowance for loan losses (March 31, 2007, $693; September 30, 2006, $618)	220,555	219,418
Accrued interest receivable:
Loans receivable	1,253	1,251
Mortgage-backed securities	228	236
Investment securities	1,841	1,708
Federal Home Loan Bank stock—at cost	2,117	2,217
Office properties and equipment—net	1,631	1,721
Prepaid expenses and other assets	7,048	6,596

TOTAL ASSETS	$467,706	$472,381

LIABILITIES AND RETAINED EARNINGS

LIABILITIES:
Deposits:
Noninterest-bearing	$4,802	$6,035
Interest-bearing	350,849	341,257
Total deposits	355,651	347,292
Advances from Federal Home Loan Bank	22,764	31,784
Accrued interest payable	1,547	2,893
Advances from borrowers for taxes and insurance	1,268	1,230
Accounts payable and accrued expenses	622	1,117
Accrued dividend payable	566	464
Deferred income taxes, net	216	153

Total liabilities	382,634	384,933

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 11,813,950 at March 31, 2007; 12,064,320 at September 30, 2006	126	126
Additional paid-in capital	54,840	54,798
Unearned ESOP shares	(4,015)	(4,127)
Treasury stock, at cost: 749,800 shares at March 31, 2007;
499,430 shares at September 30, 2006	(9,837)	(6,422)
Retained earnings	43,543	42,539
Accumulated other comprehensive income	415	534

Total stockholders' equity	85,072	87,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$467,706	$472,381

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,786	$3,075	$7,611	$5,955
Interest on mortgage-backed securities	702	807	1,413	1,652
Interest and dividends on investments	2,204	2,040	4,351	4,100

Total interest income	6,692	5,922	13,375	11,707

INTEREST EXPENSE:
Interest on deposits	3,250	2,563	6,453	4,988
Interest on borrowings	324	191	715	386

Total interest expense	3,574	2,754	7,168	5,374

NET INTEREST INCOME	3,118	3,168	6,207	6,333

PROVISION FOR LOAN LOSSES	15	-	75	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,103	3,168	6,132	6,333

NON-INTEREST INCOME:
Fees and other service charges	153	132	298	278
Gain on sale of real estate owned	-	100	-	100
Other	68	67	233	92

Total non-interest income	221	299	531	470

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,147	1,126	2,263	2,218
Data processing	134	114	253	241
Professional services	215	151	443	227
Office occupancy	94	79	182	149
Depreciation	56	59	118	121
Payroll taxes	81	80	148	143
Director compensation	67	70	138	139
Other	328	326	599	595

Total non-interest expense	2,122	2,005	4,144	3,833

INCOME BEFORE INCOME TAXES	1,202	1,462	2,519	2,970

INCOME TAXES:
Current	261	440	563	955
Deferred (benefit) expense	(24)	67	95	(26)

Total income tax	237	507	658	929

NET INCOME	$965	$955	$1,861	$2,041

BASIC EARNINGS PER SHARE	$0.08	$0.08	$0.16	$0.17

DILUTED EARNINGS PER SHARE	$0.08	$0.08	$0.16	$0.17

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

	(Dollars in thousands)

BALANCE, OCTOBER 1, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Comprehensive income:

Net income					1,861		1,861	1,861

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $72						(119)	(119)	(119)

Comprehensive income								$1,742

Treasury stock purchased				(3,415)			(3,415)

Cash dividends declared
($.09 per share)					(1,029)		(1,029)

Cumulative adjustment related to
the adoption of SAB 108					172		172

ESOP shares committed to
be released	-	42	112	-	-	-	154

BALANCE, March 31, 2007	$126	$54,840	$(4,015)	$(9,837)	$43,543	$415	$85,072
[Missing

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

	(Dollars in thousands)

BALANCE, OCTOBER 1, 2005	$126	$54,734	$(4,350)	$(655)	$40,595	$375	$90,825

Comprehensive income:

Net income					2,041		2,041	2,041

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $31						(58)	(58)	(58)

Comprehensive income								$1,983

Treasury stock purchased				(1,798)			(1,798)

Cash dividends declared
($.08 per share)					(957)		(957)

ESOP shares committed to
be released	-	26	112	-	-	-	138

BALANCE, March 31, 2006	$126	$54,760	$(4,238)	$(2,453)	$41,679	$317	$90,191

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2007	2006
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,861	$2,041
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	75	-
Depreciation	118	121
Net accretion of premiums/discounts	(40)	(23)
Net accretion of deferred loan fees and costs	(201)	(156)
Amortization of ESOP	153	138
Gain on sale of real estate owned	-	(100)
Income from bank owned life insurance	(106)	-
Deferred income tax expense (benefit)	95	(26)
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	(603)	(1,076)
Accrued interest payable	(1,345)	(827)
Prepaid expenses and other assets	(345)	(4,137)
Accrued interest receivable	(127)	(188)
Net cash used in by operating activities	(465)	(4,233)
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(14,994)	(6,227)
Purchase of mortgage-backed securities held to maturity	(1,992)	-
Loans originated or acquired	(31,872)	(37,893)
Principal collected on loans	30,861	18,741
Principal payments received on mortgage-backed securities:
Held-to-maturity	3,769	6,358
Available for sale	336	-
Proceeds from calls/maturities of investment securities held to maturity	15,787	1,000
Purchase of Federal Home Loan Bank stock	(373)	-
Proceeds from redemption of Federal Home Loan Bank stock	472	130
Proceeds from the sale of real estate owned	-	460
Purchases of equipment	(28)	(50)
Net cash provided by (used in) investing activities	1,966	(17,481)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(1,286)	(3,793)
Net increase in certificates of deposit	9,644	10,362
Repayment of advances from Federal Home Loan Bank	(9,020)	(20)
Increase in advances from borrowers for taxes and insurance	38	72
Cash dividends paid	(927)	(957)
Purchase of treasury stock	(3,415)	(1,798)
Net cash (used in) provided by financing activities	(4,966)	3,866

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,465)	(17,848)

CASH AND CASH EQUIVALENTS—Beginning of year	13,428	26,815

CASH AND CASH EQUIVALENTS—End of year	$9,963	$8,967
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$8,513	$6,201

Income taxes paid	$653	$1,061

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with six full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure in March 2005. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans and construction loans.

Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 58.5% (6,910,062 shares) of the Company’s outstanding common stock as of March 31, 2007 and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. In addition, Prudential Mutual Holding Company receives dividends on the common stock of the Company that it holds, and has incurred legal expenses related to the legal proceedings described in Part II, Item 1. All significant intercompany balances and transactions have been eliminated.

Prior to the reorganization described above, the Board of Directors approved a plan of charter conversion in May 2004 pursuant to which the Bank would convert its charter from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The conversion to a Pennsylvania-chartered mutual savings bank was completed on August 20, 2004. As a result of the charter conversion, the Bank’s primary federal banking regulator changed from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation. The Pennsylvania Department of Banking remains as the Bank’s state banking regulator.

In November 2005, the Bank formed PSB Delaware, Inc., a Delaware Corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc. The activity of PSB Delaware, Inc. is included as part of the consolidated financial statements.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

Dividend Payable - On March 21, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on April 27, 2007 to the shareholders of record at the close of business on April 13, 2007 which resulted in a payable of $566,000 at March 31, 2007. A portion of the cash dividend was payable to Prudential Mutual Holding Company on the shares of the Company’s common stock it owns and totaled $346,000.

Employee Stock Ownership Plan - In fiscal 2005, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as adjustments to additional paid-in capital. As of March 31, 2007, the Company had allocated a total of 39,585 shares from the suspense account to participants and committed to release an additional 5,655 shares. For the six months ended March 31, 2007, the Company recognized $153,000 in compensation expense.

Treasury Stock - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

Comprehensive Income—The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity. For the six months ended March 31, 2007 and 2006 the only components of comprehensive income were net income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities. Comprehensive income totaled $1,742,000 and $1,983,000 for the six months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements - On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently assessing the impact of FIN 48 on its financial statements.

In September 2006, the the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. The Bank participates in a mutiple-employer defined benefit plan. Implementation of SFAS No. 158 did not have any impact on our financial position, results of operations and cash flows because it is not applicable to mutiple-employer defined benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year.

The Company implemented SAB No. 108 on October 1, 2006 which resulted in an increase in mortgage-backed securities held to maturity of approximately $321,000, an increase in income tax liabilities of approximately $149,000 and a cumulative adjustment to increase retained earnings as of that date by approximately $172,000. The adjustment relates to two separate accounting entries. The first entry pertains to the method of accounting that was utilized in past years for the recognition of investment income on mortgage-backed securities. Prior to fiscal 2006, the Company used the straight line method over the contractual life of the securities rather than using the effective yield method prescribed by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The impact of this entry was the correction of an understatement of mortgage-backed securities by approximately $321,000 and a corresponding understatement of income tax payable of $109,000. The second entry relates to a write off of a deferred tax asset of approximately $40,000 that was incorrectly accounted for in prior periods.

In prior periods, management performed a quantitative and qualitative analysis of the differences between these two methods of accounting and concluded that there was not a material impact on any past individual quarter or annual reporting periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain circumstances. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of March 31, 2007 the Company did not issue and does not have outstanding any CSEs.

The calculated basic and diluted earnings per share are as follows:

	For the Quarter Ended March 31, 2007		For the Quarter Ended March 31, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net income	$965	$965	$955	$955

Weighted average shares outstanding used in
basic earnings per share computation	11,542,235	11,542,235	12,029,487	12,029,487
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	11,542,235	11,542,235	12,029,487	12,029,487

Earnings per share - basic and diluted	$0.08	$0.08	$0.08	$0.08

	For the Six Months Ended March 31, 2007		For the Six Months Ended March 31, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net income	$1,861	$1,861	$2,041	$2,041

Weighted average shares outstanding used in
basic earnings per share computation	11,585,158	11,585,158	12,044,108	12,044,108
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	11,585,158	11,585,158	12,044,108	12,044,108

Earnings per share - basic and diluted	$0.16	$0.16	$0.17	$0.17

3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$128,416	$12	$(1,958)	$126,470
Debt securities - Municipal bonds	2,884	3	(44)	2,843

Total securities held to maturity	$131,300	$15	$(2,002)	$129,313

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(50)	$2,949
FNMA stock	-	6	-	6
Mutual fund	34,982	-	(965)	34,017
FHLMC preferred stock	26	1,547	-	1,573

Total securities available for sale	$38,007	$1,553	$(1,015)	$38,545

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$129,199	$-	$(2,459)	$126,740
Debt securities - Municipal bonds	2,885	6	(38)	2,853

Total securities held to maturity	$132,084	$6	$(2,497)	$129,593

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(64)	$2,935
FNMA stock	-	6	-	6
Mutual fund	34,982	-	(930)	34,052
FHLMC preferred stock	26	1,728	-	1,754

Total securities available for sale	$38,007	$1,734	$(994)	$38,747

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$114	$13,881	$1,844	$109,577
Municipal bonds	-	-	44	1,596

Total securities held to maturity	114	13,881	1,888	111,173

Securities available for sale:
U.S. Treasury and Government agencies	-	-	50	2,949
Mutual fund	-	-	965	34,017

Total securities available for sale	-	-	1,015	36,966

Total	$114	$13,881	$2,903	$148,139

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	76	8,919	2,383	114,821
Municipal bonds	-	-	38	1,601

Total securities held to maturity	76	8,919	2,421	116,422

Securities available for sale:
U.S. Treasury and Government agencies	-	-	64	2,935
Mutual fund	-	-	930	34,052

Total securities available for sale	-	-	994	36,987

Total	$76	$8,919	$3,415	$153,409

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than temporary.

At March 31, 2007, securities in a gross unrealized loss position for twelve months or longer consist of 118 securities having an aggregate depreciation of 1.9% from the Company’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 13 securities having an aggregate depreciation of 0.8% from the Company’s amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low risk securities from U.S. government agencies or government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$7,085	$7,065	$-	$-
Due after one through five years	28,999	28,681	-	-
Due after five through ten years	37,290	36,824	1,000	990
Due after ten years	57,926	56,743	1,999	1,959

Total	$131,300	$129,313	$2,999	$2,949

	September 30, 2006
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$13,085	$13,034	$-	$-
Due after one through five years	33,084	32,601	-	-
Due after five through ten years	39,986	39,356	1,000	985
Due after ten years	45,929	44,602	1,999	1,950

Total	$132,084	$129,593	$2,999	$2,935

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity	(Dollars in thousands)
GNMA pass-through certificates	$45,736	$58	$(924)	$44,870
FNMA pass-through certificates	1,432	-	(44)	1,388
FHLMC pass-through certificates	1,762		(23)	1,739

Total securities held to maturity	$48,930	$58	$(991)	$47,997

Securities available for sale
FNMA pass-through certificates	$4,204	$91	$-	$4,295
Total securities available for sale	$4,204	$91	$-	$4,295

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$46,992	$157	$(896)	$46,253
FNMA pass-through certificates	1,448	-	(53)	1,395
FHLMC pass-through certificates	1,920		(42)	1,878

Total securities held to maturity	$50,360	$157	$(991)	$49,526

Securities available for sale
FNMA pass-through certificates	$4,535	$80	$-	$4,615
Total securities available for sale	$4,535	$80	$-	$4,615

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at March 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
GNMA pass-through certificates	$467	$22,919	$457	$17,354
FNMA pass-through certificates	-	-	44	1,388
FHLMC pass-through certificates	23	1,739	-	-

Total	$490	$24,658	$501	$18,742

At March 31, 2007, all mortgage-backed-securities available-for-sale were in an unrealized gain position.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities, and length of time that individual securities have been in a continuous loss position at September 30, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
GNMA pass-through certificates	$526	$25,602	$370	$11,200
FNMA pass-through certificates	52	1,395	1
FHLMC pass-through certificates	42	1,877	-	-

Total	$620	$28,874	$371	$11,200

At September 30, 2006, all mortgage-backed securities available-for-sale were in an unrealized gain position

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

At March 31, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 14 securities having an aggregate depreciation of 2.6% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consist of 23 securities having an aggregate depreciation of 2.1% from the Company’s amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the Company’s entire mortgage-backed securities portfolio consists of low-risk securities issued by U.S. government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. The Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2007	2006
	(Dollars in thousands)
One-to-four family residential	$155,894	$155,454
Multi-family residential	4,712	5,074
Commercial real estate	15,572	11,339
Construction and land development	70,319	82,801
Commercial business	160	234
Consumer	838	1,239

Total loans	247,495	256,141

Undisbursed portion of loans-in-process	(26,547)	(36,258)
Deferred loan fees	300	153
Allowance for loan losses	(693)	(618)

Net	$220,555	$219,418

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$618	$558
Provision for loan losses	75	-
Charge-offs	-	-
Recoveries	-	-

Balance, end of period	$693	$558

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at March 31, 2007 and September 30, 2006 amounted to approximately $559,000 and $151,000, respectively.

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2007		2006
	(Dollars in thousands)
	Amount	Percent	Amount	Percent

Money market deposit accounts	$69,590	19.6%	$64,498	18.6%
NOW accounts	31,069	8.7	34,203	9.8
Passbook, club and statement savings	73,746	20.7	76,989	22.2
Certificates maturing in six months or less	105,575	29.7	77,904	22.4
Certificates maturing in more than six months	75,671	21.3	93,698	27.0

Total	$355,651	100.0%	$347,292	100.0%

At March 31, 2007 and September 30, 2006, the weighted average cost of funds was 3.7% and 3.5%, respectively.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2007	2006
Deferred tax assets:	(Dollars in thousands)
Deposit premium	$290	$314
Allowance for loan losses	171	247
Employee stock ownership plan	62	-
Other	-	40

Total	523	601
Deferred tax liabilities:
Unrealized gain on available for sale securities	214	286
Property	414	407
Mortgage servicing rights	10	10
Deferred loan fees	101	51

Total	739	754

Net deferred tax liability	$(216)	$(153)

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2007, the Company had $5,584,000 in outstanding commitments to originate fixed and variable- rate loans with market interest rates ranging from 5.88% to 9.25%. At September 30, 2006, the Company had $4,933,000 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 9.25%.

The Company also had commitments under unused lines of credit of $6,365,000 and $6,706,000 at March 31, 2007 and September 30, 2006, respectively, and letters of credit outstanding of $110,000 at both March 31, 2007 and September 30, 2006.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2007, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware Corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc. The activity of PSB Delaware, Inc. is included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended September 30, 2006. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on affected loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND SEPTEMBER 30, 2006

At March 31, 2007, the Company’s total assets were $467.7 million, a decrease of $4.7 million from $472.4 million at September 30, 2006. The decrease was primarily attributable to a decrease in the interest-bearing deposits component of cash and cash equivalents, combined with net repayments in the investment and mortgage-backed security portfolios. Management chose to use a substantial portion of such deposits as well as proceeds from repayments to repay higher cost short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB).

Total liabilities decreased $2.3 million to $382.6 million at March 31, 2007 from $384.9 million at September 30, 2006. The decrease was primarily attributable to the repayment of FHLB advances which decreased by $9.0 million, from $31.8 million at September 30, 2006 to $22.8 million at March 31, 2007. Also contributing to the decrease was a $1.3 million decrease in accrued interest payable due to end of calendar year interest crediting. These decreases were partially offset by an $8.4 million increase in deposits, primarily in certificates of deposit.

Stockholders’ equity decreased by $2.4 million to $85.1 million at March 31, 2007 as compared to $87.4 million at September 30, 2006 primarily as a result of the cost of stock repurchased during the six month period of $3.4 million pursuant to the Company’s ongoing repurchase programs and the declaration of cash dividends of $1.0 million offset by net income during the six month period ended March 31, 2007 of $1.9 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Net income. Net income was $965,000 for the quarter ended March 31, 2007 as compared to $955,000 for the same period in 2006. The increase was primarily due to a decrease in income tax expense, partially offset by increases in non-interest expense and decreases in non-interest income and net interest income.

For the six month period ended March 31, 2007, net income was $1,861,000 compared to $2,041,000 for the comparable period in 2006. The decrease was primarily due to an increase in non-interest expense and a decrease in net interest income, partially offset by a decrease in income tax expense and an increase in non-interest income.

Net interest income.

Net interest income decreased $50,000 or 1.6% to $3.1 million for the three months ended March 31, 2007 as compared to $3.2 million for the same period in 2006. The decrease was due to a $820,000 or 29.8% increase in interest expense partially offset by an $770,000 or 13.0% increase in interest income. The increase in interest expense resulted primarily from a 69 basis point increase to 3.83% in the weighted average rate paid on interest-bearing liabilities, reflecting the increase in market rates of interest during the past year. Also contributing to the increase in interest expense was a $21.6 million or 6.1% increase in the average balance of interest-bearing liabilities for the three months ended March 31, 2007, as compared to the same period in 2006. The increase in interest income resulted primarily from a 45 basis point increase in the weighted average yield earned on such assets to 5.94% for the quarter ended March 31, 2007 from the comparable period in 2006 combined with a $19.2 million or 4.4% increase in the average balance of interest-earning assets for the three months ended March 31, 2007, as compared to the same period in 2006. Due to the repricing characteristics of the Company’s interest-bearing liabilities, they repriced more rapidly than its interest-earning assets.

For the six months ended March 31, 2007, net interest income decreased $126,000 or 2.0% to $6.2 million as compared to $6.3 million for the same period in 2006. The decrease was due to a $1.8 million or 33.4% increase in interest expense partially offset by an $1.7 million or 14.2% increase in interest income. The increase in interest expense resulted primarily from an 77 basis point increase to 3.85% in the weighted average rate paid on interest-bearing liabilities, reflecting the increase in market rates of interest during the past year. Also contributing to the increase in interest expense was a $23.2 million or 6.6% increase in the average balance of interest-bearing liabilities for the six months ended March 31, 2007, as compared to the same period in 2006. The increase in interest income resulted primarily from a 50 basis point increase in the weighted average yield earned on such assets to 5.91% for the six month period ended March 31, 2007 from the comparable period in 2006 combined with a $19.6 million or 4.5% increase in the average balance of interest-earning assets for the six months ended March 31, 2007, as compared to the same period in 2006.

For the quarter ended March 31, 2007, the net interest margin was 2.77%, as compared to 2.93% for the comparable period in 2006. For the six months ended March 31, 2007, the net interest margin was 2.74%, as compared to 2.93% for the comparable period in 2006. The compression in the net interest margin reflected the more rapid increase in the weighted average rate paid on interest-bearing liabilities due to their greater interest rate sensitivity combined with an increase in the average balance of such liabilities, partially offset by an increase in the volume of interest-earning assets.

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

	Three Months
	Ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$171,141	$2,153	5.03%	$175,420	$1,988	4.53%
Mortgage-backed securities	53,732	702	5.23	62,311	806	5.17
Loans receivable(1)	220,080	3,786	6.88	189,107	3,075	6.50
Other interest-earning assets	5,868	51	3.48	4,816	52	4.32
Total interest-earning assets	450,821	6,692	5.94	431,654	5,921	5.49
Cash and non-interest-bearing balances	4,883			4,738
Other non-interest-earning assets	11,300			11,199
Total assets	$467,004			$447,591
Interest-bearing liabilities:
Savings accounts	$72,223	526	2.91	$83,224	626	3.01
Money market deposit and NOW accounts	95,909	837	3.49	100,531	745	2.96
Certificates of deposit	179,347	1,884	4.20	152,036	1,189	3.13
Total deposits	347,479	3,247	3.74	335,791	2,560	3.05
Advances from Federal Home Loan Bank	23,611	324	5.49	13,807	191	5.53
Advances from borrowers for taxes and
insurance	1,782	3	0.67	1,690	3	0.71
Total interest-bearing liabilities	372,872	3,574	3.83	351,288	2,754	3.14
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,850			3,678
Other liabilities	2,181			1,861
Total liabilities	379,903			356,827
Stockholders' equity	87,101			90,764
Total liabilities and stockholders' equity	$467,004			$447,591
Net interest-earning assets	$77,949			$80,366
Net interest income; interest rate spread		$3,118	2.11%		$3,167	2.35%
Net interest margin(2)			2.77%			2.93%

Average interest-earning assets to average
interest-bearing liabilities		120.91%			122.88%
___________________________________

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Six Months
	Ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$172,196	$4,258	4.95%	$173,443	$3,884	4.48%
Mortgage-backed securities	54,035	1,413	5.23%	63,878	1,652	5.17%
Loans receivable(1)	220,652	7,611	6.90%	184,504	5,955	6.46%
Other interest-earning assets	5,530	93	3.36%	10,966	216	3.94%
Total interest-earning assets	452,413	13,375	5.91%	432,791	11,707	5.41%
Cash and non-interest-bearing balances	4,636			4,620
Other non-interest-earning assets	11,368			9,300
Total assets	$468,417			$446,711
Interest-bearing liabilities:
Savings accounts	$73,667	1,114	3.02%	$84,014	1,198	2.85%
Money market deposit and NOW accounts	95,060	1,673	3.52%	101,614	1,479	2.91%
Certificates of deposit	176,495	3,662	4.15%	148,489	2,306	3.11%
Total deposits	345,222	6,449	3.74%	334,117	4,983	2.98%
Advances from Federal Home Loan Bank	25,792	715	5.54%	13,812	386	5.59%
Advances from borrowers for taxes and
insurance	1,614	4	0.50%	1,544	5	0.65%
Total interest-bearing liabilities	372,628	7,168	3.85%	349,473	5,374	3.08%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	5,201			2,981
Other liabilities	3,138			3,006
Total liabilities	380,967			355,460
Stockholders' equity	87,450			91,251
Total liabilities and Stockholders' equity	$468,417			$446,711
Net interest-earning assets	$79,785			$83,318
Net interest income; interest rate spread		$6,207	2.06%		$6,333	2.33%
Net interest margin(2)			2.74%			2.93%

Average interest-earning assets to average
interest-bearing liabilities		121.41%			123.84%
_____________________________________

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provisions for loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company established a provision for loan losses of $15,000 for the quarter ended March 31, 2007 and $75,000 for the six month period ended March 31, 2007. No provisions were made during the comparable periods in 2006. The provisions in the 2007 period were established due to both growth in the loan portfolio over the past year and the changing composition of the portfolio.

At March 31, 2007, the Company’s non-performing assets totaled $559,000, or 0.1% of total assets and consisted of four single-family residential real estate loans, two loans secured by commercial real estate, and one loan insured by a certificate of deposit which was paid in full in April 2007. The allowance for loan losses totaled $693,000, or 0.3% of total loans and 123.97% of non-performing loans at March 31, 2007.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future or that additional provisions for losses will not be required.

Non-interest income. Non-interest income decreased $78,000 for the quarter ended March 31, 2007, as compared to the same period in 2006. The decrease was primarily attributable to a $100,000 gain on sale of real estate owned recognized in 2006 which was not applicable in the current period. For the six months ended March 31, 2007, non-interest income increased $61,000, as compared to the same period in 2006. The increase was primarily due a successful recovery of $88,000 in the first fiscal quarter of 2007, which represented a portion of our losses and legal fees related to a previously disclosed lawsuit which was settled in 2004. Also contributing to the increase was an increase in income from bank owned life insurance (“BOLI”) of $47,000 for the six months ended March 31, 2007 compared to the comparable period in 2006. Income from BOLI was minimal during the first quarter of fiscal 2006 period because the BOLI was purchased near the end of such quarter. Offsetting the increase was a $100,000 gain on sale of real estate owned recognized in 2006 which was not applicable in the current period.

Non-interest expenses. For the quarter ended March 31, 2007, non-interest expense increased $117,000 compared to the same quarter in 2006. This was primarily due to an increase in professional fees of $64,000. The preponderance of the increase in professional fees was related to expenses associated with the defense of a previously disclosed lawsuit commenced in October 2006 by a shareholder, Stilwell Value Partners I, L.P., and increased costs incurred in connection with being a public company. In that regard, the Company has been informed by its insurance carrier that a substantial portion of litigation expenses to date will be reimbursed, subject to repayment, in the event that it were later to be determined that the insurance carrier had no liability on its policy. Less significant increases were noted in data processing and office occupancy expenses in part due to the planned opening of a new branch office scheduled for late spring 2007. For the six month period ended March 31, 2007, non-interest expense increased $311,000 compared to the same quarter in 2006. This was primarily due to an increase in professional fees of $216,000. As with the second quarter of 2007, a majority of the increase in professional fees was related to expenses associated with the defense of the lawsuit by a shareholder, Stilwell Value Partners I, L.P., referenced above combined with increased costs incurred in connection with being a public company. Less significant increases were noted in office occupancy expenses in part due to the planned opening of a new branch office scheduled for late spring 2007.

Income tax expense. Income tax expense for the quarter and six months ended March 31, 2007 amounted to $237,000 and $658,000, respectively, compared to $507,000 and $929,000, respectively, for the quarter and six months ended March 31, 2006. The effective income tax rate decreased to 19.7% for the quarter ended March 31, 2007 compared to 34.7% for the quarter ended March 31, 2006. For the six month period ended March 31, 2007, the effective tax rate decreased to 26.1% from 31.3% from the comparable period in 2006. The lower effective tax rate in the 2007 periods were primarily attributable to certain tax benefits the Company realized as a result of the adjustment of a valuation allowance that had previously been established for accrued liabilities related to prior period tax accruals and the implementation of various tax strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2007 our cash and cash equivalents amounted to $10.0 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $42.8 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2007, the Company had $5.6 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $6.4 million and letters of credit outstanding of $110,000 at March 31, 2007. Certificates of deposit at March 31, 2007 maturing in one year or less totaled $137.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years, only fluctuating materially in recent months in order to fund loan growth. At March 31, 2007, we had $22.8 million in outstanding FHLB advances and we had $258.5 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company and Bank’s regulatory capital ratios as of March 31, 2007 and September 30, 2006 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

March 31, 2007:
Tier 1 capital (to average assets)
The Company	18.13%	4.0%	N/A
The Bank	15.26%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	38.72%	4.0%	N/A
The Bank	32.60%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	39.16%	8.0%	N/A
The Bank	33.03%	8.0%	10.0%

September 30, 2006:
Tier 1 capital (to average assets)
The Company	18.64%	4.0%	N/A
The Bank	14.74%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	39.23%	4.0%	N/A
The Bank	31.12%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	39.68%	8.0%	N/A
The Bank	31.56%	8.0%	10.0%

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction and land development loans;

•	we have invested in securities with “step-up” rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula; and

•	we have maintained moderate levels of short-term liquid assets.

However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to the flattening of the yield curve. Likewise, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest. Thus, both of these strategies have increased our interest rate risk.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.62% to 25.9%. The annual prepayment rate for mortgage-backed securities is assumed to range from 7.20% to 21.54%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)	$18,319	$23,322	$22,381	$12,007	$93,278	$169,307
Mortgage-backed securities	1,476	4,433	10,805	8,940	27,480	53,134
Loans receivable(3)	60,116	28,665	49,453	30,730	51,984	220,948
Other interest earning assets	5,483	-	-	-	-	5,483
Total interest-earning assets	$85,394	$56,420	$82,639	$51,677	$172,742	$448,872

Interest-bearing liabilities:
Savings accounts	$368	$257	$43,226	$14,409	$14,409	$72,669
Money market deposit and NOW accounts	-	34,795	51,201	5,469	5,469	96,934
Certificates of deposits	43,330	93,657	26,613	17,646	-	181,246
Advances from Federal Home Loan Bank	9,018	56	153	13,157	380	22,764
Advances from borrowers for taxes and insurance	-	-	-	-	1,268	1,268
Total interest-bearing liabilities	$52,716	$128,765	$121,193	$50,681	$21,526	$374,881

Interest-earning assets
less interest-bearing liabilities	$32,678	($72,345)	($38,554)	$996	$151,216	$73,991

Cumulative interest-rate sensitivity gap (4)	$32,678	($39,667)	($78,221)	($77,225)	$73,991

Cumulative interest-rate gap as a
percentage of total assets at March 31, 2007	6.99%	-8.48%	-16.72%	-16.51%	15.82%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at March 31, 2007	161.99%	78.14%	74.16%	78.15%	119.74%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are stated at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses, but net of undisbursed portion of loans-in-process and unamortized deferred loan fees.

(4)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

(Dollars in Thousands)

300	$58,558	$(35,056)	(37.45)%	14.10%	(6.06)%
200	69,550	(24,064)	(25.71)%	16.14%	(4.02)%
100	81,530	(12,084)	(12.91)%	18.22%	(1.94)%
Static	93,614	-	-	20.16%	-
(100)	97,133	3,519	3.76%	20.54%	0.38%
(200)	94,050	436	0.47%	19.80%	(0.36)%
(300)	92,067	(1,547)	(1.65)%	19.25%	(0.91)%

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

PART II

Item 1. Legal Proceedings

On October 4, 2006, Stilwell Value Partners I, L.P. (“Stilwell”) filed suit in the United States District Court for the Eastern District of Pennsylvania against Prudential Mutual Holding Company (the “MHC”), Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and each of the directors of the MHC and the Company individually seeking equitable relief including (i) enjoining the Company and the directors from allowing the MHC to participate in any shareholder vote to consider the adoption of proposed stock option and stock recognition and retention plans (collectively, the “Stock Plans”) and (ii) enjoining MHC from participating in any shareholder vote to approve the Stock Plans. In the event that the MHC and the Company are not enjoined, Stilwell is seeking damages, the amount to be determined at trial.

Stilwell alleges that the Company’s prospectus used to solicit offers to purchase shares of the Company’s common stock in connection with the mutual holding reorganization of Prudential Savings Bank “promised” that the Stock Plans would be submitted for consideration only by the Company’s public shareholders and not by the MHC which controls a majority of the Company’s issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company. Stilwell also alleges the individual directors have violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC can vote its shares on the Stock Plans assuring their approval by shareholders. The Company believes Stilwell’s allegations are without merit and intends to vigorously defend the case. On November 20, 2006, the Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no “promise,” implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim, with respect to the timing of any such vote, is legally insufficient. Stilwell filed an opposition brief to the Company’s motion on December 20, 2006 and the Company filed its reply brief on January 8, 2007. As of the date hereof, no decision has been rendered on the Company’s motion to dismiss. A substantial amount of document discovery has been completed; no other discovery has been taken.

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

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)(2)
January 1 - January 31, 2007	-	$-	-	255,384
February 1 - February 28, 2007	85,000	13.61	85,000	170,384
March 1 - March 31, 2007	118,800	13.65	118,800	51,584

Total	203,800	$13.63	203,800	51,584

______________________
Notes to the table

(1)
On January 17, 2007, the Company announced its third stock repurchase program to repurchase up to 255,384 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company. The program will expire one year after it commenced, unless extended, as necessary, to complete such buyback program.

(2)
On March 21, 2007, the Company announced its fourth stock repurchase program to repurchase up to 242,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company, commencing after the completion of third repurchase plan. The program will expire one year after it commences, unless extended, as necessary, to complete such buyback program.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On February 7, 2007, the Company held its annual meeting of shareholders to obtain approval for two proxy proposals (the election of directors and the ratification of the appointment of the Company’s independent registered public accounting firm) submitted on behalf of the Company's Board of Directors. Shareholders of record as of December 22, 2006, received proxy materials and were considered eligible to vote on these proposals. The Stilwell Group conducted a solicitation in opposition to the nominees for re-election as directors nominated by the Company’s Board of Directors and in connection therewith solicited proxies withholding votes in favor of management’s nominees. The Stilwell Group did not oppose the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

The following is a brief summary of each proposal and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors:

Nominees	For	Withheld
Jerome R. Balka, Esq.	7,911,615	3,197,126
A. J. Fanelli	7,951,676	3,157,065

2. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2007.

For	Against	Abstain
10,964,505	88,210	56,027

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

	By:	/s/ Thomas A. Vento
Name: Thomas A. Vento
Title: President and Chief Executive Officer

Date: May 15, 2007

	By:	/s/ Joseph R. Corrato
Name: Joseph R. Corrato
Title: Executive Vice President and Chief Financial Officer

Date: May 15, 2007