Form 10-Q
period 2007-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2007-08-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of August 6, 2007, 11,520,366 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2007	2006
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$4,758	$5,743
Interest-bearing deposits	6,291	7,685

Total cash and cash equivalents	11,049	13,428

Investment securities held to maturity (estimated fair value—June 30, 2007, $131,795;
September 30, 2006, $129,593)	135,215	132,084
Investment securities available for sale (amortized cost—June 30, 2007, $38,007;
September 30, 2006, $38,007)	38,372	38,747
Mortgage-backed securities held to maturity (estimated fair value—
June 30, 2007, $45,046; September 30, 2006, $49,526)	47,164	50,360
Mortgage-backed securities available for sale (amortized cost—
June 30, 2007, $5,929; September 30, 2006, $4,535)	5,917	4,615
Loans receivable—net of allowance for loan losses (June 30, 2007, $671;
September 30, 2006, $618)	223,526	219,418
Accrued interest receivable:
Loans receivable	1,260	1,251
Mortgage-backed securities	221	236
Investment securities	2,150	1,708
Federal Home Loan Bank stock—at cost	2,438	2,217
Office properties and equipment—net	2,103	1,721
Prepaid expenses and other assets	7,993	6,596

TOTAL ASSETS	$477,408	$472,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,711	$6,035
Interest-bearing	349,341	341,257
Total deposits	354,052	347,292
Advances from Federal Home Loan Bank	32,753	31,784
Accrued interest payable	2,473	2,893
Advances from borrowers for taxes and insurance	1,926	1,230
Accounts payable and accrued expenses	2,918	1,117
Accrued dividend payable	556	464
Deferred income taxes, net	77	153

Total liabilities	394,755	384,933

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 11,614,166 at June 30, 2007; 12,064,320 at September 30, 2006	126	126
Additional paid-in capital	54,860	54,798
Unearned ESOP shares	(3,959)	(4,127)
Treasury stock, at cost: 949,584 shares at June 30, 2007;
499,430 shares at September 30, 2006	(12,570)	(6,422)
Retained earnings	43,963	42,539
Accumulated other comprehensive income	233	534

Total stockholders' equity	82,653	87,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$477,408	$472,381

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,792	$3,380	$11,402	$9,335
Interest on mortgage-backed securities	692	769	2,105	2,421
Interest and dividends on investments	2,262	2,086	6,613	6,187

Total interest income	6,746	6,235	20,120	17,943

INTEREST EXPENSE:
Interest on deposits	3,355	2,816	9,807	7,804
Interest on borrowings	387	294	1,102	680

Total interest expense	3,742	3,110	10,909	8,484

NET INTEREST INCOME	3,004	3,125	9,211	9,459

PROVISION (RECOVERY) FOR LOAN LOSSES	(20)	30	55	30

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,024	3,095	9,156	9,429

NON-INTEREST INCOME:
Fees and other service charges	165	137	463	415
Gain on sale of real estate owned	-	-	-	100
Other	97	72	331	164

Total non-interest income	262	209	794	679

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,173	1,111	3,436	3,328
Data processing	117	113	370	354
Professional services	17	174	460	401
Office occupancy	85	86	267	236
Depreciation	54	60	173	180
Payroll taxes	61	59	208	203
Director compensation	60	67	198	206
Other	286	338	885	933

Total non-interest expense	1,853	2,008	5,997	5,841

INCOME BEFORE INCOME TAXES	1,433	1,296	3,953	4,267

INCOME TAXES:
Current	501	260	1,065	1,215
Deferred (benefit) expense	(45)	154	50	128

Total income tax	456	414	1,115	1,343

NET INCOME	$977	$882	$2,838	$2,924

BASIC EARNINGS PER SHARE	$0.09	$0.07	$0.25	$0.24

DILUTED EARNINGS PER SHARE	$0.09	$0.07	$0.25	$0.24

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

	(Dollars in thousands)

BALANCE, OCTOBER 1, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Comprehensive income:

Net income					2,838		2,838	2,838

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $166						(301)	(301)	(301)

Comprehensive income								$2,537

Treasury stock purchased				(6,148)			(6,148)

Cash dividends declared
($.14 per share)					(1,586)		(1,586)

Cumulative adjustment related to
the adoption of SAB 108					172		172

ESOP shares committed to
be released	-	62	168	-	-	-	230

BALANCE, June 30, 2007	$126	$54,860	$(3,959)	$(12,570)	$43,963	$233	$82,653

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

	(Dollars in thousands)

BALANCE, OCTOBER 1, 2005	$126	$54,734	$(4,350)	$(655)	$40,595	$375	$90,825

Comprehensive income:

Net income					2,924		2,924	2,924

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $102						(189)	(189)	(189)

Comprehensive income								$2,735

Treasury stock purchased				(3,476)			(3,476)

Cash dividends declared
($.12 per share)					(1,428)		(1,428)

ESOP shares committed to
be released	-	45	167	-	-	-	212

BALANCE, June 30, 2006	$126	$54,779	$(4,183)	$(4,131)	$42,091	$186	$88,868

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2007	2006
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$2,838	$2,924
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	55	30
Depreciation	173	180
Net accretion of premiums/discounts	(54)	(36)
Net accretion of deferred loan fees and costs	(269)	(241)
Amortization of ESOP	230	212
Gain on sale of real estate owned	-	(100)
Income from bank owned life insurance	(158)	(111)
Deferred income tax expense	50	128
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	1,693	(1,227)
Accrued interest payable	(419)	175
Prepaid expenses and other assets	(1,239)	(3,820)
Accrued interest receivable	(436)	(453)
Net cash provided by (used in) by operating activities	2,464	(2,339)
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(23,991)	(6,227)
Purchase of mortgage-backed securities held to maturity	(1,992)	-
Purchase of mortgage-backed securities available for sale	(1,901)	-
Loans originated or acquired	(54,093)	(71,583)
Principal collected on loans	50,199	32,331
Principal payments received on mortgage-backed securities:
Held-to-maturity	5,550	9,345
Available for sale	507	-
Proceeds from calls/maturities of investment securities held to maturity	20,872	2,000
Net purchase of Federal Home Loan Bank stock	(221)	(675)
Proceeds from the sale of real estate owned	-	460
Purchases of equipment	(555)	(179)
Net cash used in investing activities	(5,625)	(34,528)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts,
and savings accounts	(8,377)	(12,705)
Net increase in certificates of deposit	15,136	20,142
Net advances from Federal Home Loan Bank	969	14,970
Increase in advances from borrowers for taxes and insurance	696	778
Cash dividends paid	(1,494)	(1,439)
Purchase of treasury stock	(6,148)	(3,476)
Net cash provided by financing activities	782	18,270

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,379)	(18,597)

CASH AND CASH EQUIVALENTS—Beginning of year	13,428	26,815

CASH AND CASH EQUIVALENTS—End of year	$11,049	$8,218
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$11,329	$8,309

Income taxes paid	$978	$1,325

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
Commitments to purchase investment securities	$1,000,000	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Prudential Mutual Holding Company owns 59.5% (6,910,062 shares) of the Company’s outstanding common stock as of June 30, 2007 and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. In addition, Prudential Mutual Holding Company receives dividends on the common stock of the Company that it holds, and has incurred legal expenses related to the legal proceedings described in Part II, Item 1. All significant intercompany balances and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Dividend Payable - On June 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on July 27, 2007 to the shareholders of record at the close of business on July 13, 2007 which resulted in a payable of $556,000 at June 30, 2007. The portion of the cash dividend payable to Prudential Mutual Holding Company due to its ownership of shares of the Company’s common stock totaled $346,000.

Employee Stock Ownership Plan - In fiscal 2005, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as adjustments to additional paid-in capital. As of June 30, 2007, the Company had allocated a total of 39,585 shares from the suspense account to participants and committed to release an additional 11,310 shares. For the nine months ended June 30, 2007, the Company recognized $231,000 in compensation expense.

Treasury Stock - Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

Comprehensive Income—The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity. For the nine months ended June 30, 2007 and 2006, the only components of comprehensive income were net income and unrealized holding losses, net of income tax benefit, on available for sale securities. Comprehensive income totaled $2,537,000 and $2,735,000 for the nine months ended June 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements - On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently assessing the impact of FIN 48 on its financial statements.

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

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. As of June 30, 2007, the Company did not have outstanding any CSEs.

The calculated basic and diluted earnings per share are as follows:

	For the Quarter Ended June 30, 2007		For the Quarter Ended June 30, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net income	$977	$977	$882	$882

Weighted average shares outstanding used in
basic earnings per share computation	11,325,265	11,325,265	11,866,046	11,866,046
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	11,325,265	11,325,265	11,866,046	11,866,046

Earnings per share - basic and diluted	$0.09	$0.09	$0.07	$0.07

	For the Nine Months Ended June 30, 2007		For the Nine Months Ended June 30, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net income	$2,838	$2,838	$2,924	$2,924

Weighted average shares outstanding used in
basic earnings per share computation	11,498,527	11,498,527	11,984,754	11,984,754
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	11,498,527	11,498,527	11,984,754	11,984,754

Earnings per share - basic and diluted	$0.25	$0.25	$0.24	$0.24

3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$132,330	$6	$(3,352)	$128,984
Debt securities - Municipal bonds	2,885	-	(74)	2,811

Total securities held to maturity	$135,215	$6	$(3,426)	$131,795

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(81)	$2,918
FNMA stock	-	8	-	8
Mutual fund	34,982	-	(1,141)	33,841
FHLMC preferred stock	26	1,579	-	1,605

Total securities available for sale	$38,007	$1,587	$(1,222)	$38,372

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$129,199	$-	$(2,459)	$126,740
Debt securities - Municipal bonds	2,885	6	(38)	2,853

Total securities held to maturity	$132,084	$6	$(2,497)	$129,593

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(64)	$2,935
FNMA stock	-	6	-	6
Mutual fund	34,982	-	(930)	34,052
FHLMC preferred stock	26	1,728	-	1,754

Total securities available for sale	$38,007	$1,734	$(994)	$38,747

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$379	$23,612	$2,973	$103,364
Municipal bonds	-	-	74	1,566

Total securities held to maturity	379	23,612	3,047	104,930

Securities available for sale:
U.S. Treasury and Government agencies	-	-	81	2,918
Mutual fund	-	-	1,141	33,841

Total securities available for sale	-	-	1,222	36,759

Total	$379	$23,612	$4,269	$141,689

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$76	$8,919	$2,383	$114,821
Municipal bonds	-	-	38	1,601

Total securities held to maturity	76	8,919	2,421	116,422

Securities available for sale:
U.S. Treasury and Government agencies	-	-	64	2,935
Mutual fund	-	-	930	34,052

Total securities available for sale	-	-	994	36,987

Total	$76	$8,919	$3,415	$153,409

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

At June 30, 2007, securities in a gross unrealized loss position for twelve months or longer consisted of 113 securities having an aggregate depreciation of 2.9% from the Company’s amortized cost basis as of June 30, 2007. As of June 30, 2007, securities in a gross unrealized loss position for less than twelve months consisted of 23 securities having an aggregate depreciation of 1.6% from the Company’s amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low risk securities from U.S. government agencies or government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities. Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates. Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$6,000	$5,961	$-	$-
Due after one through five years	26,001	25,634	-	-
Due after five through ten years	39,292	38,431	1,000	993
Due after ten years	63,922	61,769	1,999	1,925

Total	$135,215	$131,795	$2,999	$2,918

	September 30, 2006
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$13,085	$13,034	$-	$-
Due after one through five years	33,084	32,601	-	-
Due after five through ten years	39,986	39,356	1,000	985
Due after ten years	45,929	44,602	1,999	1,950

Total	$132,084	$129,593	$2,999	$2,935

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$44,015	$8	$(2,015)	$42,008
FNMA pass-through certificates	1,425	-	(83)	1,342
FHLMC pass-through certificates	1,724		(28)	1,696

Total securities held to maturity	$47,164	$8	$(2,126)	$45,046

Securities available for sale
FNMA pass-through certificates	$5,929	$16	$(28)	$5,917
Total securities available for sale	$5,929	$16	$(28)	$5,917

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$46,992	$157	$(896)	$46,253
FNMA pass-through certificates	1,448	-	(53)	1,395
FHLMC pass-through certificates	1,920		(42)	1,878

Total securities held to maturity	$50,360	$157	$(991)	$49,526

Securities available for sale
FNMA pass-through certificates	$4,535	$80	$-	$4,615
Total securities available for sale	$4,535	$80	$-	$4,615

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at June 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
GNMA pass-through certificates	$271	$9,188	$1,744	$31,614
FNMA pass-through certificates			83	1,342
FHLMC pass-through certificates	-	-	28	1,695

Total securities held to maturity	271	9,188	1,855	34,651

Securities available for sale:
FNMA pass-through certificates	28	1,853	-	-

Total securities available for sale	28	1,853	-	-

Total	$299	$11,041	$1,855	$34,651

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

At September 30, 2006, all mortgage-backed securities available-for-sale were in an unrealized gain position.

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

At June 30, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 31 securities having an aggregate depreciation of 5.1% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consist of 15 securities having an aggregate depreciation of 2.6% from the Company’s amortized cost basis. The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the Company’s entire mortgage-backed securities portfolio consists of low-risk securities issued by U.S. government sponsored enterprises. If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. The Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2007	2006
	(Dollars in thousands)
One-to-four family residential	$159,484	$155,454
Multi-family residential	4,651	5,074
Commercial real estate	15,956	11,339
Construction and land development	61,200	82,801
Commercial business	990	234
Consumer	807	1,239

Total loans	243,088	256,141

Undisbursed portion of loans-in-process	(19,193)	(36,258)
Deferred loan fees	302	153
Allowance for loan losses	(671)	(618)

Net	$223,526	$219,418

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$618	$558
Provision for loan losses	55	30
Charge-offs	(2)	-
Recoveries	-	-

Balance, end of period	$671	$588

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at June 30, 2007 and September 30, 2006 amounted to approximately $497,000 and $151,000, respectively.

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2007		2006
	(Dollars in thousands)
	Amount	Percent	Amount	Percent

Money market deposit accounts	$64,813	18.3%	$64,498	18.6%
NOW accounts	30,060	8.5	34,203	9.8
Passbook, club and statement savings	72,441	20.5	76,989	22.2
Certificates maturing in six months or less	111,716	31.5	77,904	22.4
Certificates maturing in more than six months	75,022	21.2	93,698	27.0

Total	$354,052	100.0%	$347,292	100.0%

At June 30, 2007 and September 30, 2006, the weighted average cost of funds was 3.8% and 3.5%, respectively.

7.	INCOME TAXES

    Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2007	2006
Deferred tax assets:	(Dollars in thousands)
Deposit premium	$277	$314
Allowance for loan losses	249	247
Employee stock ownership plan	70	-
Other	-	40

Total	596	601
Deferred tax liabilities:
Unrealized gain on available for sale securities	120	286
Property	443	407
Mortgage servicing rights	8	10
Deferred loan fees	102	51

Total	673	754

Net deferred tax liability	$(77)	$(153)

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2007, the Company had $6,094,000 in outstanding commitments to originate fixed and variable- rate loans with market interest rates ranging from 5.38% to 9.25%. At September 30, 2006, the Company had $4,933,000 in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 9.25%.

The Company also had commitments under unused lines of credit of $7,364,000 and $6,706,000 at June 30, 2007 and September 30, 2006, respectively. There were no letters of credit outstanding at June 30, 2007 while there were letters of credit outstanding of $110,000 at September 30, 2006.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2007, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,451. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s main office is in Philadelphia, Pennsylvania, with five additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware Corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities owned by the Bank were transferred to PSB Delaware, Inc. The activity of PSB Delaware, Inc. is included as part of the consolidated financial statements.

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

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. In the past, our estimates and judgments to calculate our deferred tax amounts have not required significant revision to our initial estimates.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND SEPTEMBER 30, 2006

At June 30, 2007, the Company’s total assets were $477.4 million, an increase of $5.0 million from $472.4 million at September 30, 2006. The increase was primarily attributable to an increase in loans of $4.1 million. In particular, increases occurred in the one-to-four family residential and commercial real estate loan portfolios which were partially offset by decreases in construction and land development loans.

Total liabilities increased $9.8 million to $394.8 million at June 30, 2007 from $384.9 million at September 30, 2006. The increase was primarily attributable to a $6.8 million increase in deposits, primarily in certificates of deposit.

Stockholders’ equity decreased by $4.8 million to $82.7 million at June 30, 2007 as compared to $87.4 million at September 30, 2006 primarily as a result of the cost of stock repurchased during the nine month period ended June 30, 2007 of $6.1 million and the declaration of cash dividends totaling $1.6 million offset, in part, by net income during the nine month period ended June 30, 2007 of $2.8 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Net income. Net income was $977,000 for the quarter ended June 30, 2007 as compared to $882,000 for the same period in 2006. The increase was primarily due to a decrease in non-interest expense and an increase non-interest income partially offset by a decrease in net interest income and an increase in income tax.

For the nine month period ended June 30, 2007, net income was $2.8 million compared to $2.9 for the comparable period in 2006. The decrease was primarily due to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense and an increase in non-interest income.

Net interest income. Net interest income decreased $121,000 or 3.9% to $3.0 million for the three months ended June 30, 2007 as compared to $3.1 million for the same period in 2006. The decrease was due to a $632,000 or 20.3% increase in interest expense partially offset by a $511,000 or 8.2% increase in interest income. The increase in interest expense resulted primarily from a 52 basis point increase to 3.96% in the weighted average rate paid on interest-bearing liabilities, reflecting the effects of increases in market rates of interest during the past year. Also contributing to the increase in interest expense was a $16.9 million or 4.7% increase in the average balance of interest-bearing liabilities for the three months ended June 30, 2007, as compared to the same period in 2006. The increase in interest income resulted primarily from a 29 basis point increase in the weighted average yield earned on such assets to 5.93% for the quarter ended June 30, 2007 from the comparable period in 2006 combined with a $13.2 million or 3.0% increase in the average balance of interest-earning assets for the three months ended June 30, 2007, as compared to the same period in 2006.

For the nine months ended June 30, 2007, net interest income decreased $248,000 or 2.6% to $9.2 million as compared to $9.4 million for the same period in 2006. The decrease was due to a $2.4 million or 28.6% increase in interest expense partially offset by a $2.2 million or 12.1% increase in interest income. The increase in interest expense resulted primarily from a 68 basis point increase to 3.88% in the weighted average rate paid on interest-bearing liabilities, reflecting the increase in market rates of interest during the past year. Also contributing to the increase in interest expense was a $21.1 million or 6.0% increase in the average balance of interest-bearing liabilities for the nine months ended June 30, 2007 as compared to the same period in 2006. The increase in interest income resulted primarily from a 43 basis point increase in the weighted average yield earned on such assets to 5.92% for the nine month period ended June 30, 2007 from the comparable period in 2006 combined with a $17.5 million or 4.0% increase in the average balance of interest-earning assets for the nine months ended June 30, 2007 as compared to the same period in 2006.

For the quarter ended June 30, 2007, the net interest margin was 2.64% as compared to 2.83% for the same period in 2006. For the nine months ended June 30, 2007, the net interest margin was 2.71%, as compared to 2.89% for the comparable period in 2006. The compression in the net interest margin reflected the more rapid increase in the weighted average rate paid on interest-bearing liabilities due to their greater interest rate sensitivity, partially offset by an increase in the weighted average yield on interest-earning assets combined with an increase in the volume of interest-earning assets.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and the resulting rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$175,293	$2,231	5.09%	$175,118	$2,043	4.67%
Mortgage-backed securities	53,318	692	5.19	59,188	769	5.20
Loans receivable(1)	222,409	3,792	6.82	204,260	3,380	6.62
Other interest-earning assets	4,246	31	2.92	3,452	43	4.98
Total interest-earning assets	455,266	6,746	5.93	442,018	6,235	5.64
Cash and non-interest-bearing balances	3,936			4,848
Other non-interest-earning assets	11,520			11,436
Total assets	$470,722			$458,302
Interest-bearing liabilities:
Savings accounts	$70,847	469	2.65	$81,167	635	3.13
Money market deposit and NOW accounts	92,993	832	3.58	95,008	781	3.29
Certificates of deposit	184,617	2,052	4.45	161,944	1,398	3.45
Total deposits	348,457	3,353	3.85	338,119	2,814	3.33
Advances from Federal Home Loan Bank	28,043	387	5.52	21,544	294	5.46
Advances from borrowers for taxes and
insurance	1,553	2	0.52	1,451	2	0.55
Total interest-bearing liabilities	378,053	3,742	3.96	361,114	3,110	3.44
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,895			4,146
Other liabilities	3,267			3,370
Total liabilities	386,215			368,630
Stockholders' equity	84,507			89,672
Total liabilities and stockholders' equity	$470,722			$458,302
Net interest-earning assets	$77,213			$80,904
Net interest income; interest rate spread		$3,004	1.97%		$3,125	2.20%
Net interest margin(2)			2.64%			2.83%

Average interest-earning assets to average
interest-bearing liabilities		120.42%			122.40%
_____________________________________

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$173,228	$6,490	5.00%	$174,001	$5,928	4.54%
Mortgage-backed securities	53,796	2,105	5.22%	62,314	2,421	5.18%
Loans receivable(1)	221,238	11,402	6.87%	191,090	9,335	6.51%
Other interest-earning assets	5,102	123	3.21%	8,461	259	4.08%
Total interest-earning assets	453,364	20,120	5.92%	435,866	17,943	5.49%
Cash and non-interest-bearing balances	4,403			4,696
Other non-interest-earning assets	11,419			10,011
Total assets	$469,186			$450,573
Interest-bearing liabilities:
Savings accounts	$72,727	1,582	2.90%	$83,065	1,834	2.94%
Money market deposit and NOW accounts	94,371	2,505	3.54%	99,412	2,259	3.03%
Certificates of deposit	179,202	5,714	4.25%	152,973	3,704	3.23%
Total deposits	346,300	9,801	3.77%	335,450	7,797	3.10%
Advances from Federal Home Loan Bank	26,542	1,102	5.54%	16,389	680	5.53%
Advances from borrowers for taxes and
insurance	1,595	6	0.50%	1,513	7	0.62%
Total interest-bearing liabilities	374,437	10,909	3.88%	353,352	8,484	3.20%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	5,099			3,369
Other liabilities	3,181			3,127
Total liabilities	382,717			359,848
Stockholders' equity	86,469			90,725
Total liabilities and stockholders' equity	$469,186			$450,573
Net interest-earning assets	$78,927			$82,514
Net interest income; interest rate spread		$9,211	2.04%		$9,459	2.29%
Net interest margin(2)			2.71%			2.89%

Average interest-earning assets to average
interest-bearing liabilities		121.08%			123.35%
_____________________________________

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company reduced the provision for loan losses by $20,000 for the quarter ended June 30, 2007 and incurred a $55,000 expense for the nine month period ended June 30, 2007. Provision expense was $30,000 for three and nine month periods ended June 30, 2006. The provision for the nine month period ended June 30, 2007 was established due to growth in the loan portfolio over the past year. The provision reduction in the current quarter was due to a reduction in the Company’s exposure in construction and land development loans including loan in process.

At June 30, 2007, the Company’s non-performing assets totaled $497,000 or 0.1% of total assets and consisted of five single-family residential real estate loans and two commercial real estate loans. The allowance for loan losses totaled $671,000, or 0.3% of total loans and 135.01% of non-performing loans at such date.

The secondary mortgage market has been adversely impacted during the third quarter of fiscal 2007 and through the filing date of this Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing.  For the three and nine month periods ended June 30, 2007 and through the date of this filing, the Company has not experienced a decline in credit quality based on trends in net charge-offs, delinquencies, and nonperforming assets.  At both June 30, 2007 and September 30, 2006, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Company does not originate subprime loans.  The Company's lending standards are discussed in Item 1 of its Annual Report on Form 10-K for the year ended September 30, 2006.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future or that additional provisions for losses will not be required.

Non-interest income. Non-interest income increased $53,000 for the quarter ended June 30, 2007, as compared to the same period in 2006 and increased $115,000 for the nine months ended June 30, 2007 as compared to the same period in 2006. The increase for the nine months ended June 30, 2007 was primarily due a successful recovery of $88,000 in the first fiscal quarter of 2007, which represented a portion of our losses and legal fees related to a previously disclosed lawsuit which was settled in 2004. Also contributing to the increase in both the three and nine month periods in 2007 were credits paid by a new “Official Check” service provider for the amount of checks issued but not yet paid totaling $22,000 and $59,000, respectively, which were not applicable in the comparable periods in 2006. Additionally, there was an increase in income from bank owned life insurance (“BOLI”) of $46,000 for the nine months ended June 30, 2007 compared to the comparable period in 2006. Income from BOLI was minimal during the first quarter of the 2006 period as the BOLI was purchased near the end of the first quarter of fiscal 2006. The 2006 period was beneficially affected by a $100,000 gain on sale of real estate owned recognized in 2006 which was not applicable in the 2007 period.

Non-interest expenses. For the quarter ended June 30, 2007, non-interest expense decreased $155,000 compared to the same quarter in 2006. This was primarily due to a decrease in professional fees of $157,000. The preponderance of the decrease in professional fees was related to a reimbursement from our insurance carrier for legal expenses associated with the defense of a previously disclosed lawsuit commenced in October 2006 by a shareholder, Stilwell Value Partners I, L.P. For the nine month period ended June 30, 2007, non-interest expense increased $156,000 compared to the same period in 2006 primarily due to an increase in salaries and employee benefits of $108,000, the majority of which related to normal merit pay rate increases. Also contributing to the increase was a $59,000 increase in professional fees primarily related to increased expenses associated with audit and accounting services.

Income tax expense. Income tax expense for the quarter and nine months ended June 30, 2007 amounted to $456,000 and $1.1 million, respectively, compared to $414,000 and $1.3 million, respectively, for the quarter and nine months ended June 30, 2006. The effective income tax rate decreased slightly to 31.8% for the quarter ended June 30, 2007 compared to 31.9% for the quarter ended June 30, 2006. For the nine month period ended June 30, 2007, the effective tax rate decreased to 28.2% from 31.5% from the same period in 2006. The lower effective tax rate in the 2007 period was primarily attributable to certain tax benefits the Company realized as a result of the adjustment of a valuation allowance that had previously been established for accrued liabilities related to prior period tax accruals and the implementation of various tax strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2007, our cash and cash equivalents amounted to $11.0 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $44.3 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2007, the Company had $6.1 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $7.4 million at June 30, 2007. Certificates of deposit at June 30, 2007 maturing in one year or less totaled $146.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been relatively limited and the amount outstanding has remained relatively constant during the past several years, only fluctuating materially since fiscal year 2006 in order to fund loan growth. At June 30, 2007, we had $32.8 million in outstanding FHLB advances and we had the ability to borrow an additional $252.3 million in FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The Company had no collateral underlying mortgage-backed securities that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  All mortgage-backed securities owned by the Company as of June 30, 2007 possessed the highest possible investment credit rating.

The following table summarizes the Company and Bank’s regulatory capital ratios as of June 30, 2007 and September 30, 2006 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2007:
Tier 1 capital (to average assets)
The Company	17.51%	4.0%	N/A
The Bank	15.35%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	37.26%	4.0%	N/A
The Bank	32.66%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	37.66%	8.0%	N/A
The Bank	33.05%	8.0%	10.0%

September 30, 2006:
Tier 1 capital (to average assets)
The Company	18.64%	4.0%	N/A
The Bank	14.74%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	39.23%	4.0%	N/A
The Bank	31.12%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	39.68%	8.0%	N/A
The Bank	31.56%	8.0%	10.0%

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

However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity. In addition, our interest rate spread and margin have been adversely affected due to the flat and at times inverted yield curve existing during the past year. Likewise, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest. Thus, both of these strategies have increased our interest rate risk.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.90% to 26.2%. The annual prepayment rate for mortgage-backed securities is assumed to range from 6.78% to 20.94%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)	$15,774	$25,336	$24,874	$10,493	$96,745	$173,222
Mortgage-backed securities	1,352	4,052	9,915	8,520	29,254	53,093
Loans receivable(3)	59,610	27,554	47,786	31,185	57,760	223,895
Other interest earning assets	8,729					8,729
Total interest-earning assets	$85,465	$56,942	$82,575	$50,198	$183,759	$458,939

Interest-bearing liabilities:
Savings accounts	$556	$54	$42,421	$14,141	$14,141	$71,313
Money market deposit and NOW accounts	-	32,406	48,292	5,296	5,296	91,290
Certificates of deposits	69,411	76,834	22,949	17,544	-	186,738
Advances from Federal Home Loan Bank	19,019	57	156	13,157	364	32,753
Advances from borrowers for taxes and insurance	-	-	-	-	1,926	1,926
Total interest-bearing liabilities	$88,986	$109,351	$113,818	$50,138	$21,727	$384,020

Interest-earning assets
less interest-bearing liabilities	($3,521)	($52,409)	($31,243)	$60	$162,032	$74,919

Cumulative interest-rate sensitivity gap (4)	($3,521)	($55,930)	($87,173)	($87,113)	$74,919

Cumulative interest-rate gap as a
percentage of total assets at June 30, 2007	(0.74)%	(11.72)%	(18.26)%	(18.25)%	15.69%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at June 30, 2007	96.04%	71.80%	72.07%	75.96%	119.51%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$51,856	$(36,037)	(41.00)%	12.35%	(6.38)%
200	63,025	(24,868)	(28.29)%	14.25%	(4.48)%
100	75,157	(12,736)	(14.49)%	16.63%	(2.10)%
Static	87,893	-	-	18.73%	-
(100)	95,735	7,842	8.92%	19.87%	1.14%
(200)	95,093	7,200	8.19%	19.56%	0.83%
(300)	92,133	4,240	4.82%	18.88%	0.15%

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stilwell alleges that the Company’s prospectus used to solicit offers to purchase shares of the Company’s common stock in connection with the mutual holding reorganization of Prudential Savings Bank “promised” that the Stock Plans would be submitted for consideration only by the Company’s public shareholders and not by the MHC which controls a majority of the Company’s issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company. Stilwell also alleges the individual directors have violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC can vote its shares on the Stock Plans assuring their approval by shareholders. The Company believes Stilwell’s allegations are without merit and intends to vigorously defend the case. On November 20, 2006, the Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no “promise,” implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim, with respect to the timing of any such vote, is legally insufficient. Stilwell filed an opposition brief to the Company’s motion on December 20, 2006 and the Company filed its reply brief on January 8, 2007. On July 20, 2007, oral argument was heard on the motion to dismiss. As of the date hereof, no decision has been rendered on the Company’s motion to dismiss. A substantial amount of document discovery has been completed; no other discovery has been taken.

Since the case is in its early stages, no prediction can be made as to the outcome thereof.

In addition to the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)(2)
April 1 - April 30, 2007	49,400	$13.65	49,400	244,184
May 1 - May 31, 2007	32,684	13.70	32,684	211,500
June 1 - June 30, 2007	117,700	13.61	117,700	93,800

Total	199,784	$13.63	199,784	93,800

______________________
Notes to the table

(1)
On January 17, 2007, the Company announced its third stock repurchase program to repurchase up to 255,384 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company. The program was completed during May 2007.

(2)
On March 21, 2007, the Company announced its fourth stock repurchase program to repurchase up to 242,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company, commencing after the completion of third repurchase plan in May 2007. The program will expire one year after it commences, unless extended, as necessary, to complete such buyback program.

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

Date: August 14, 2007

	By:	/s/ Joseph R. Corrato
Name: Joseph R. Corrato
Title: Executive Vice President and Chief Financial Officer

Date: August 14, 2007