Form 10-K
period 2007-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2007-12-21
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2007

-or-

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number: 0-51214

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA	68-0593604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1834 OREGON AVENUE
PHILADELPHIA, PENNSYLVANIA
(Address of Principal Executive Offices)

Registrant's telephone number: (including area code) (215) 755-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $13.68 on March 31, 2007, the last business day of the Registrant's second quarter was $59,488,574 (11,813,950 shares outstanding less 7,465,370 shares held by affiliates at $13.68 per share).  Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 10, 2007 there were 11,429,976 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

Prudential Bancorp, Inc. of Pennsylvania and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2007

PART I

Item 1. Business

General

Our Company, Prudential Bancorp, Inc. of Pennsylvania (the “Company” or “Prudential Bancorp”), is a Pennsylvania corporation which was organized as a mid-tier holding company for our bank, Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the “Bank” or “Prudential Savings Bank”).  Our Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank.  As of September 30, 2007, the Company, on a consolidated basis, had total assets of approximately $474.2 million, total deposits of approximately $354.0 million, and total stockholders’ equity of approximately $81.0 million.

The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in March 2005.  Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2007, Prudential Mutual Holding Company owns 60.2% (6,910,062 shares) of the Company’s outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

Our Bank is a community-oriented savings bank headquartered in south Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.”  We grew through a number of mergers with other mutual institutions with our last merger being with Continental Savings and Loan Association in 1983.  We converted to a Pennsylvania-chartered savings bank in August 2004.  Our banking office network currently consists of our headquarters and main office and six full-service branch offices.  Six of our banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania.  We maintain ATMs at six of our banking offices.  We also provide on-line banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans and construction and land development loans in our market area.  Traditionally, our Bank focused on originating or purchasing fixed-rate, long-term single-family residential mortgage loans for portfolio.  In recent years, we have substantially increased our involvement in construction and land development lending.  Such loans typically have higher yields as compared to single-family residential mortgage loans and have adjustable rates of interest and/or shorter terms to maturity.  As a result of such emphasis, our construction and land development loans have grown from $24.2 million or 15.9% of the total loan portfolio at September 30, 2003 to $52.4 million or 22.2% of our total loan portfolio at September 30, 2007.  Although 2007 saw a decline in our construction loans from 2006 which had a balance of $82.8 million, or 32.3% of total loans at September 30, 2006, as long as market conditions are favorable for this activity, we would expect such lending to continue in the future.

The investment and mortgage-backed securities portfolio has decreased over the last several years from $235.3 million at September 30, 2005 to $227.2 million at September 30, 2007 as maturing and called securities have been reinvested into the loan portfolio, in particular adjustable rate construction loans.  A significant portion of our investment securities consist of securities with “step-up” interest rate adjustment features and an investment in a mutual fund which invests primarily in high quality adjustable-rate mortgage-backed and floating-rate securities.  We have designated the substantial majority of our investment and mortgage-backed securities as held to maturity since we have both the intent and ability to hold them until their maturity.  Although we chose to invest in such securities rather than originate long-term, fixed-rate loans at historically low rates, such course of action was not free of interest rate risk.  At September 30, 2007, our $180.3 million of investment and mortgage-backed securities held to maturity had an aggregate gross unrealized loss of $2.5 million due to the recent increases in market rates of interest. However, with the recent rises in market rates of interest, we have increased our single-family residential mortgage loan origination activities.  During fiscal 2006 and 2007 we classified mortgage-backed securities purchased of $4.6 million, and $4.8 million, respectively as available for sale and may also consider designating more of our securities purchased in the future as available for sale rather than as held to maturity in order to increase our ability to adjust our asset mix as market and competitive conditions change.

In addition to offering loans and deposits we also offer, on an agency basis, securities and insurance products to our customers through an affiliation with a third-party broker-dealer.

Even though we have increased and expanded our involvement in construction and land development lending in recent years, at the same time we have been able to maintain our high asset and credit quality.  At September 30, 2007, our total non-performing assets amounted to $2.6 million, or 0.55% of total assets.   Although non-performing assets had been steadily declining during the past several years from $1.5 million or 0.38% of total assets at September 30, 2003 to a low point of $151,000 or 0.03% of total assets at September 30, 2006, one construction loan, with a principal balance of $2.0 million was placed in non-accrual status during the fourth fiscal quarter of 2007 as the borrower was not able to satisfy the terms of the loan and there was a corresponding deterioration in the value of the related real estate collateral.  Loan charge-offs, net of recoveries, were $2,000 for fiscal 2007.  There were no charge-offs during fiscal years 2006 and 2005.  At September 30, 2007, the ratio of our allowance for loan losses to non-performing loans was 39.0%.  We believe our credit quality is attributed to careful underwriting and the knowledge and experience of our management team.

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

Lending Activities

General.  At September 30, 2007, our net loan portfolio totaled $219.1 million or 46.2% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans secured by properties located in our market area.  In addition, while we have been making construction loans to developers and homebuilders for more than 25 years, we substantially increased our construction and land development lending activities beginning in fiscal 2000.  We also originate, to a substantially lesser degree, multi-family and commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$159,945	67.85%	$155,454	60.69%	$135,394	67.22%	$124,085	71.54%	$115,880	75.98%
Multi-family residential	4,362	1.85%	5,074	1.98%	2,541	1.26%	3,181	1.84%	3,539	2.32%
Commercial real estate	18,019	7.64%	11,339	4.42%	9,875	4.90%	5,608	3.23%	7,457	4.89%
Construction and land development	52,429	22.24%	82,800	32.33%	52,093	25.86%	39,217	22.61%	24,199	15.87%
Total real estate loans	234,755	99.58%	254,667	99.42%	199,903	99.24%	172,091	99.22%	151,075	99.06%
Commercial business loans	155	0.07%	234	0.09%	188	0.09%	145	0.08%	145	0.10%
Consumer loans	832	0.35%	1,239	0.49%	1,347	0.67%	1,206	0.70%	1,283	0.84%
Total loans	235,742	100.00%	256,140	100.00%	201,438	100.00%	173,442	100.00%	152,503	100.00%
Less:
Undisbursed portion of construction
loans in process	15,897		36,257		25,824		21,338		13,737
Deferred loan fees	(315)		(153)		(35)		(19)		287
Allowance for loan losses	1,011		618		558		558		553
Net loans	$219,149		$219,418		$175,091		$151,565		$137,926

(1)	Includes home equity loans and lines of credit.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of September 30, 2007, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four				Commercial
	Family	Multi-family	Commercial		Business
	Residential	Residential	Real Estate	Construction	Loans	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2007 in:
One year or less	$1,319	$1,180	$871	$46,328	$145	$59	$49,902
After one year through two years	1,427	147	738	6,101	-	39	8,452
After two years through three years	3,144	166	335	-	-	69	3,714
After three years through five years	4,930	36	1,635	-	-	330	6,931
After five years through ten years	19,724	1,592	11,480	-	10	170	32,976
After ten years through fifteen years	84,015	1,203	2,960	-	-	165	88,343
After fifteen years	45,386	38	-	-	-	-	45,424
Total	$159,945	$4,362	$18,019	$52,429	$155	$832	$235,742

The following table shows the dollar amount of all loans due after one year from September 30, 2007, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential	$140,108	$18,518	$158,626
Multi-family residential	2,990	192	3,182
Commercial real estate	15,054	2,094	17,148
Construction and land development	143	5,958	6,101
Commercial business	10	-	10
Consumer	730	43	773
Total	$159,035	$26,805	$185,840

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

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by our board of directors.

In addition to originating loans, we purchase single-family residential loans from correspondents due to limited demand in our primary market area.  However, all of such loans are underwritten by us using our underwriting criteria and approved by the executive committee or the full board of directors prior to purchase.  We also occasionally purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria and are approved by the executive committee or the full board before they are purchased.  Generally, loan purchases have been without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

In addition, we have sold participation interests in construction and land development loans originated by us to other institutions in our market area.  In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family loans originated which had interest rates below certain levels established by the board of directors.  Such sales provide for a limited amount of recourse.  At September 30, 2007, our recourse exposure was approximately $64,000.  When we have sold participation interests, it has been done without recourse.  We generally have sold participation interests in loans only when a loan would exceed our loan-to-one borrower limits.  With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.  Under applicable Pennsylvania law, we are permitted to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and reserve for loan losses.  At September 30, 2007, the Bank’s loans to one borrower limit was approximately $11.1 million.  At September 30, 2007, our three largest loans to one borrowers and related entities amounted to $8.4 million, $7.9 million, and $6.8 million.  All of such loans were performing in accordance with their terms and primarily consist of loans to fund single-family residential condominium construction projects.  For more information on such loans, see “Construction and Land Acquisition Lending”.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2007	2006	2005
	(In Thousands)
Loan originations:
One- to four-family residential	$28,538	$46,368	$24,775
Multi-family residential	2,167	2,631	802
Commercial real estate	6,401	1,365	6,012
Construction and land development	27,464	40,257	26,749
Commercial business	6,393	920	40
Consumer	366	455	562
Total loan originations	71,329	91,996	58,940
Loans purchased	-	-	17,787
Total loans originated & acquired	71,329	91,996	76,727
Loans sold	-	-	-
Loan principal repayments	71,550	47,943	53,455
Total loans sold and principal repayments	71,550	47,943	53,455
(Decrease) or increase due to other items, net (1)	(48)	274	254
Net increase in loan portfolio	$(269)	$44,327	$23,526

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.

One- to Four-Family Residential Mortgage Lending.  Our primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in our market area.  Our single-family residential mortgage loans are obtained through our lending department and branch personnel and through correspondents.  Although the balance of such loans increased from $115.9 million at September 30, 2003 to $159.9 million at September 30, 2007, the percentage of single-family residential mortgage loans in our portfolio has decreased from 76.0% at September 30, 2003 to 67.9% at September 30, 2007 due primarily to increased emphasis on construction and land development loans,.  Also contributing to the increase in the balances are increases in our home equity loans and lines of credit products.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are accepted only at our main office.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board.  All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program.  We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.  We also offer adjustable rate mortgage (“ARM”) and Balloon loans.  However, due to local market conditions, our originations of such loans have been limited in recent years.  At September 30, 2007, $17.4 million, or 12.6%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $14.9 million and $7.9 million, respectively, at September 30, 2007.  The unused portion of home equity lines was $4.3 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office.

Construction and Land Acquisition Lending.  We have been an active originator of construction and land development loans for many years but have substantially increased our construction loan efforts in recent years as a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates.  We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects.  Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties.  At September 30, 2007, our construction loans amounted to $52.4 million, or 22.2% of our total loan portfolio.  This amount includes $15.9 million of undisbursed loans in process (of which $2.1 million relates to participation interests we have sold).  Our construction loan portfolio has grown appreciably since September 30, 2003, when construction loans amounted to $24.2 million, or 15.9% of our total loan portfolio, although they have decreased since September 30, 2006 when construction loans amounted to $82.8 million or 32.3% of our total loan portfolio.

A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of condominium projects, single-family homes and small to medium-sized residential subdivisions.  Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship.  Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months.  One or two six-month extensions may be provided for at our option and upon payment of a fee by the borrower.  The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and do not require amortization of the principal during the term of the loan.  We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants.  Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate.  Additional fees may be charged as funds are disbursed.  In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a pre-determined number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Our construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of our construction loans are secured by properties located in Philadelphia and Chester Counties, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia.  In addition, we have sold participation interests in a number of our larger construction projects, generally retaining at least a 25% interest.  Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of our five largest construction loans, all of which have performed in accordance with their terms.

Our largest construction and development loan is a $20.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer.  We sold participation interests totaling $17.5 million to five other local financial institutions in connection with the closing of the loan in late 2004 and in subsequent years.  We also received additional collateral from the borrower consisting of condominium units in another project with an estimated value of $4.6 million at the time such collateral was pledged.  The project involves the conversion of an existing building into a mixed-use building which will contain, when completed, approximately 200 loft condominiums above one floor of retail space.  The current loan covers the initial phase of the project, representing 133 units.  The project also involves the construction of both indoor and outdoor parking lots.   The loan has a 36-month term with payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime plus 1% with a floor of 5.0% with certain provisions for extensions.  As of November 2007, the developer has sold 14 units and received agreements of sale covering 45 units.  The Bank's outstanding loan balance (with respect to its interest) at September 30, 2007 was approximately $2.4 million with the total loan balance at such date amounting to approximately $19.3 million.  As of May 2006, the first phase of the project was completed which involved the initial 34 pre-sale units and building shell work.  The developer elected to complete the remaining units in the existing building before they began conveying and occupying sites in order to limit the liability associated with construction site hazards and risks in occupying a building under construction, and to accelerate the overall project ahead of a potential market slowdown.  During July 2006, we extended an additional loan of $9.0 million for the second phase of the project. The new loan terms call for payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime plus 1% with a floor of 5.0%.  The new loan will mature in 36 months from the date of the original loan.  During 2006, we sold participation interests related to the additional loan totaling $5.7 million to three other local financial institutions.  During 2007, the loan maturity was extended until May 2008.  The Bank's outstanding loan balance (with respect to its interest) at September 30, 2007 was approximately $3.0 million with the total loan balance at such date amounting to approximately $8.2 million.

In October 2005, we extended a $5.0 million loan, also for the conversion of an existing building located in Philadelphia into condominiums.  The limited partnership is operated by a Philadelphia-based construction company.  The project involves the conversion of the existing building into 34 loft condominium units with outside parking. The loan has a 24 month term with interest only due during the term and a floating interest rate indexed to the Wall Street Journal prime plus 1%.  The loan has a floor of 5.0%.  The loan provides for one six month extension upon the payment of a fee equal to .5% of the outstanding balance as of the date of the extension. The loan-to-value ratio at the date of origination was approximately 73%.  During 2007, the loan maturity was extended until May 2008.  We retained the entire interest in the loan. At the date hereof, the outstanding loan balance was approximately $3.6 million and there were reserve deposits on 12 units.

In September 2005, we extended a $3.0 million construction and development loan to a local developer to build a 17 unit townhouse project located in Philadelphia. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 7.25%.  The loan to value ratio of the loan was approximately 68% at the date of origination without reference to the additional collateral we received.  The additional collateral consists of a condo in Philadelphia and an office building in Sewell, New Jersey with estimated equity of $540,000.  In August 2006, we extended an additional $1.5 million in order to facilitate successful completion of the project. At September 30, 2007, the outstanding balance of the loan was approximately $3.8 million.  During 2007, the loan maturity was extended until April 2008.  As of October 2007, seven units have been sold and an additional two units are under agreement of sale.

In June 2006 we extended a $4.0 million construction and land development loan to a local developer to convert an existing building into 16 condominium units with underground parking located in Philadelphia. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 7.75%.  The loan to value ratio of the loan was approximately 69% at the date of origination without consideration of additional collateral.  The additional collateral was 15 real estate properties with equity of approximately $2.3 million.  At September 30, 2007, the outstanding balance of the Bank’s loan was approximately $1.6 million.

In May 2005 we purchased a $3.0 million interest in a $12.8 million construction and land development loan to a local limited partnership for the acquisition, development, and construction of an 11 story elevator equipped condominium building containing 40 units with parking for 37 vehicles located in Philadelphia. Another financial institution is acting as the lead lender.  The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 0.50%, with certain provisions for extensions.  During 2007, the loan maturity was extended until August 2008.  As of October 2007, the outstanding balance of the Bank’s portion of the loan remains $3.0 million and 27 units are under agreement of sale.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships and by selling, with respect to larger construction and land development loans, participation interests.  In the past, to the extent we have experienced any material difficulties, they have primarily related to smaller loans or loan participations we have purchased.

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2007, our multi-family residential and commercial real estate loans amounted to $22.4 million or 9.5% of our total loan portfolio.  Although we continue to offer such loans and will originate such loans when it is favorable to us, multi-family residential loans have declined as a percentage of the loan portfolio since September 30, 2003.  Our commercial real estate loans increased from $7.5 million or 4.9% of our total loan portfolio at September 30, 2003 to $18.0 million or 7.6% of our total loan portfolio at September 30, 2007.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in our market area.  At September 30, 2007, the average commercial and multi-family real estate loan size was approximately $280,000.   The largest multi-family residential or commercial real estate loan at September 30, 2007 was $2.0 million  which was performing in accordance with its terms.  Substantially all of the properties securing our multi-family residential and commercial real estate loans are located in our primary market area.

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

Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

Various aspects of commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are reviewed by us prior to the closing of the loan.  With respect to participations, we underwrite the loans as if we were the originating lender.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2007, $832,000, or 0.4% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $155,000 or 0.07% of the total loan portfolio at September 30, 2007.

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

Loan Approval Procedures and Authority. Our board of directors establishes Prudential Savings Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the board in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our board of directors.

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, our policy, with certain limited exceptions with respect to single-family residential mortgage loans, is to discontinue accruing additional interest and reverse any interest currently accrued.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

We account for our impaired loans under generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment.  We had one impaired loan as of September 30, 2007. The impaired loan was a construction loan in the amount of $2.0 million to build two residential real estate properties, for which the borrower was not able to satisfy the terms of the loan.  There was also a deterioration in the value of the real estate collateral securing the loan.  There were no impaired loans as of September 30, 2006.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system.  We currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal and state bank regulators which can order the establishment of additional general or specific loss allowances.  The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.”  The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses.  Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (“FFIEC”), issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions” (Policy Statement).  The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation.  Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans, as well as an unallocated portion.  The specific components relate to certain impaired loans. The general components covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The unallocated portion of the allowance is established upon consideration of various qualitative and quantitative factors with respect to the overall loan portfolio.  Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a quarterly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  At September 30, 2007, 2006 and 2005, we had no assets classified as “doubtful” or “loss”, and $2.0 million, $151,000 and $600,000, respectively, of assets classified as “substandard.”  In addition, as of September 30, 2007, 2006 and 2005, we did not have any loans designated “special mention.”

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	September 30, 2007				September 30, 2006
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

One- to four-family residential	10	$433	8	$502	15	$1,502	4	$151
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-
Commercial business	-	-	1	69	1	1	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total delinquent loans	10	$433	9	$571	16	$1,503	4	$151
Delinquent loans to total net loans	0.20%		0.26%			0.68%		0.07%
Delinquent loans to total loans	0.18%		0.24%			0.59%		0.06%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding our non-performing loans and real estate owned.  Our general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest.  During the fourth fiscal quarter of 2007, one construction loan for $2.0 million was placed in non-accrual status.  We had no loans on non-accrual status during the year ended September 30, 2006.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

	September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$-	$-	$-	$-	$-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	2,022	-	-	-	500
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accruing loans	2,022	-	-	-	500
Accruing loans 90 days or more past due:
One- to four-family residential	502	151	240	478	386
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Commercial business	69	-	-	-	-
Consumer	-	-	-	1	4
Total accruing loans 90 days or more past due	571	151	240	479	390
Total non-performing loans(1)	2,593	151	240	479	890
Real estate owned, net(2)	-	-	360	548	626
Total non-performing assets	$2,593	$151	$600	$1,027	$1,516
Total non-performing loans as a percentage	1.18%	0.07%	0.14%	0.32%	0.65%
of loans, net
Total non-performing loans as a percentage	0.55%	0.03%	0.05%	0.12%	0.22%
of total assets
Total non-performing assets as a percentage	0.55%	0.03%	0.13%	0.25%	0.38%
of total assets

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Real estate owned balances are shown net of related loss allowances and consists solely of real property.

Interest income on impaired loans other than non-accrual loans is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  There was no such interest recognized for fiscal 2007 or 2006.

Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the lesser of the carrying value of the loan or fair value at the date of acquisition, or the fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  Our policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside our market area or consists of other than single-family residential property.  We may obtain re-appraisals on a periodic basis on foreclosed properties.  We also conduct inspections on foreclosed properties. As of September 30, 2007, we held no real estate owned.

In the second quarter of fiscal 2006, the only real estate owned property at September 30, 2005 was sold at a pre-tax gain of approximately $106,000.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses.  We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  In addition, each loan type is assigned a rating based on the assumed risk elements of such loan types.  Such risk ratings are periodically reviewed by management and revised as deemed appropriate.  The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.  As of September 30, 2007, our allowance for loan losses was 0.43% of total loans receivable and 39.0% of non-performing loans.  The amount of the allowance at each of the dates set forth in the tables on the following page consisted of general reserves with the exception of a $370,000 specific reserve as of September 30, 2007.

We have reviewed the Interagency Policy Statement on the Allowance For Loan and Lease Losses (ALLL), issued December 13, 2006.  The purpose of this policy statement is to issue guidance on important aspects of loan loss allowance practices.  We believe that our methodology for the evaluation of our loan portfolio and the calculation of our ALLL is consistent with this statement.

In the five-year period ended September 30, 2007, our loan charge-offs have been relatively modest and two loans were responsible for the majority of such charge-offs.

We will continue to monitor and modify our allowance for loan losses as conditions dictate.  No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of period	$235,742	$256,140	$201,438	$173,442	$152,503
Average loans outstanding	221,262	197,913	163,166	142,348	156,894
Allowance for loan losses, beginning of period	618	558	558	553	621
Provision (recovery) for loan losses	395	60	-	50	180
Charge-offs:
One- to four-family residential	2	-	-	-	-
Multi-family residential and	-	-	-	-	-
Commercial real estate	-	-	-	50	172
Construction	-	-	-	28	50
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	51
Total charge-offs	2	-	-	78	273
Recoveries on loans previously charged off	-	-	-	33	25
Allowance for loan losses, end of period	$1,011	$618	$558	$558	$553

Allowance for loan losses as a percent of	0.43%	0.24%	0.28%	0.32%	0.36%
total loans
Allowance for loan losses as a percent of	38.97%	409.66%	223.47%	116.49%	62.13%
non-performing loans
Ratio of net charge-offs during the period	*	*	*	0.03%	0.16%
to average loans outstanding during the
period

* Not meaningful

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2007		2006		2005		2004		2003
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in thousands)
One- to four-family residential	$186	67.85%	$148	60.69%	$163	67.22%	$182	70.92%	$137	75.32%
Multi-family residential	22	1.85%	23	1.98%	13	1.26%	16	1.83%	18	2.32%
Commercial real estate	179	7.64%	102	4.42%	98	4.90%	44	2.53%	69	4.22%
Construction and land development	610	22.24%	343	32.33%	227	25.86%	197	22.69%	226	15.87%
Commercial business	12	0.07%	2	0.09%	2	0.09%	29	1.70%	21	1.83%
Consumer	2	0.35%	-	0.49%	1	0.67%	1	0.33%	10	0.44%
Unallocated	-	-	-	-	54	-	89	-	72	-
Total allowance for loan losses	$1,011	100.00%	$618	100.00%	$558	100.00%	$558	100.00%	$553	100.00%

Our overall allowance for loan losses increased by $393,000 from September 30, 2006 to September 30, 2007 due primarily to a specific reserve of $370,000 applied to one construction loan for which the borrower was not able to satisfy the terms of the loan and there was a corresponding deterioration in the real estate collateral for the loan.

Investment Activities

General.  We invest in securities in accordance with policies approved by our board of directors.  The investment policy designates our President, our Chief Financial Officer and our Treasurer as the Investment Committee, which committee is authorized by the board to make the Bank’s investments consistent with the investment policy.  The board of directors of Prudential Savings Bank reviews all investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.  In recent periods, we maintained our investment and mortgage-backed securities portfolio at a relatively consistent level due to concerns over the interest rate risk inherent in investing in long-term, fixed-rate residential mortgage loans in the low interest environment that has existed in recent years.

At September 30, 2007, our investment and mortgage-backed securities amounted to $227.2 million or 47.9% of total assets at such date.  The largest component of our securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $135.3 million or 59.5% of the securities portfolio at September 30, 2007.  In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities. Included in our investment securities available for sale is a $33.8 million investment in a mutual fund that invests primarily in adjustable-rate mortgages and floating-rate securities.  At September 30, 2007, we had an unrecognized loss on this investment of approximately $1.2 million which reduced our total equity accordingly.

Approximately $33.5 million of U.S. Government and agency securities at September 30, 2007 were “step-up” securities.  These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas.  Our portfolio currently contains securities that call for various interest rate increases at various repricing intervals.  The repricing periods range from annually to every three years with interest rate adjustments ranging from 0.25% to 3.0%. In addition, these securities are callable at the option of the issuers.  Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. Also, because of the call feature, the securities may be called by the issuer at a time when we are not able to reinvest the proceeds of the called security at a rate comparable to that which we were earning on the security at the time it was called.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At September 30, 2007, we had $134.8 million of investment securities classified as held to maturity, $38.3 million of investment securities classified as available for sale, $45.5 million of mortgage-backed securities classified as held to maturity, $8.5 million of mortgage-backed securities classified as available for sale, and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”).  We have not invested in collateralized mortgage obligations (“CMOs”) issued by such agencies.  At September 30, 2007, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities	$54,026	$52,762	$54,894	$54,142	$66,828	$67,124
U.S. Governnment and agency obligations	135,331	134,251	132,198	129,675	129,954	128,163
Municipal obligations	2,450	2,411	2,884	2,853	2,884	2,847
Mutual funds	34,982	33,807	34,982	34,052	34,982	34,123
Total	226,789	223,231	224,958	220,722	234,648	232,257
FHLB stock	2,397	2,397	2,217	2,217	1,811	1,811
FHLMC stock	26	1,560	26	1,754	26	1,493
FNMA stock	1	7	1	7	1	5
Total investment and	$229,213	$227,195	$227,202	$224,700	$236,486	$235,566
mortgage-backed securities

The following tables set forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2007.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2007 Which Mature In
			Over One
		Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

	(Dollars in Thousands)

Bonds and other debt securities:
U.S. gov and agency oblig	$6,000	4.30%	$25,002	4.56%	$38,142	5.18%	$66,187	5.54%
Municipal obligations	-	-		-	2,450	3.52%	-	-
Mortgage-backed securities	-	-	1,693	4.50%	22	6.75%	52,311	5.18%
Total	$6,000	4.30%	$26,695	4.56%	$40,614	5.08%	$118,498	5.38%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated all of which were classified as held to maturity in fiscal 2005 while a portion was classified as available-for-sale in fiscal 2006 and 2007.  The securities all bore fixed rates of interest in 2005 and 2006.  During 2007, certain securities had variable rates of interest.

	September 30,
	2007	2006	2005
	(In Thousands)
GNMA	$42,471	$46,991	$62,449
FHLMC	1,693	1,920	2,541
FNMA	9,862	5,983	1,838
Total mortgage-backed securities	$54,026	$54,894	$66,828

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at September 30, 2007 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at September 30, 2007 Which Mature In
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over Five	Average
	or Less	Yield	Five Years	Yield	Years	Yield
	(Dollars in Thousands)
GNMA	$-	-	$-	-	$42,471	5.05%
FHLMC	-	-	1,693	4.50%	-	-
FNMA	-	-	-	-	9,862	5.74%
Total	$-	-	$1,693	4.50%	$52,333	5.18%

The following table sets forth the purchases, and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,

	2007	2006	2005
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$54,894	$66,828	$80,932
Purchases	6,762	4,610	4,481
Maturities and repayments	(8,009)	(12,011)	(18,615)
Sales	-	(4,564)	-
Amortizations of premiums and discounts, net	379	31	30
Mortgage-backed securities at end of period	$54,026	$54,894	$66,828
Weighted average yield at end of period	5.16%	5.09%	5.16%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2007, 46.2% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Our deposits are obtained predominantly from the areas where our branch offices are located.  We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. The interest rates offered on our deposits are competitive in the market place and have increased over the past year as market rates have increased.

Prudential Savings Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2007, our jumbo CDs amounted to $56.4 million, of which $41.3 million are scheduled to mature within twelve months.  At September 30, 2007, the weighted average remaining maturity of our certificate of deposit accounts was 11.3 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	September 30,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
1.00% - 1.99%	$-	-	$-	-	$618	0.18%
2.00% - 2.99%	-	-	617	0.18%	45,973	13.66%
3.00% - 3.99%	14,745	4.16%	30,933	8.91%	52,903	15.72%
4.00% - 4.99%	36,827	10.40%	70,410	20.27%	30,212	8.98%
5.00% - 5.99%	138,993	39.26%	69,642	20.05%	14,611	4.35%
Total certificate accounts	190,565	53.82%	171,602	49.41%	144,317	42.89%
Transaction accounts:

Savings	70,903	20.03%	76,989	22.17%	87,709	26.07%
Checking:
Interest bearing	26,806	7.57%	29,675	8.55%	41,094	12.21%
Non-interest bearing	2,089	0.59%	4,528	1.30%	3,441	1.02%
Money market	63,675	17.99%	64,498	18.57%	59,907	17.81%
Total transaction accounts	163,473	46.18%	175,690	50.59%	192,151	57.11%
Total deposits	$354,038	100.00%	$347,292	100.00%	$336,468	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2007			2006			2005
	Average	Interest	Average Rate	Average	Interest	Average Rate	Average	Interest	Average Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in Thousands)
Savings	$71,815	$1,986	2.77%	$81,472	$2,458	3.02%	$91,821	$1,728	1.88%

Interest-bearing checking and money market accounts	93,701	3,321	3.54%	98,112	3,081	3.14%	101,146	2,273	2.25%

Certificate accounts	181,604	7,944	4.37%	156,869	5,304	3.38%	144,445	4,521	3.13%

Total interest-bearing deposits	347,120	$13,251	3.82%	336,453	$10,843	3.22%	337,412	$8,522	2.53%

Non-interest bearing deposits	5,009			3,789			10,066

Total deposits	$352,129		3.76%	$340,242		3.19%	$347,478		2.45%

The following table shows our savings flows during the periods indicated.

	Year Ended September 30,
	2007	2006	2005
	(In Thousands)
Total deposits	$516,548	$488,409	$504,735
Total withdrawals	(518,719)	(485,532)	(524,140)
Interest credited	8,916	7,948	6,714
Total increase (decrease) in deposits	$6,745	$10,825	$(12,691)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2007.

	Balance at September 30, 2007
	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2008	2009	2010	Thereafter	Total
	(In Thousands)

3.00% - 3.99%	$11,674	$3,071	$-	$-	$14,745
4.00% - 4.99%	26,750	4,898	4,641	537	36,826
5.00% - 5.99%	98,458	21,063	401	19,072	138,994
Total certificate accounts	$136,882	$29,032	$5,042	$19,609	$190,565

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2007, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2007	$13,390	5.04%
March 31, 2008	19,081	5.08%
June 30, 2008	4,580	4.79%
September 30, 2008	4,266	5.10%
After September 30, 2008	15,096	4.98%
Total certificates of deposit with
balances of $100,000 or more	$56,413	5.02%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At September 30, 2007, we had $33.7 million in outstanding FHLB advances and $256.4 million of additional FHLB advances available.  At such date, maturities range from one month to four years.  We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.  The increases in borrowings during fiscal 2006 and 2007 were to meet increased loan demand.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	27,686	19,628	13,841
Maximum amount outstanding at any
month-end during the period	33,743	31,784	13,859
Balance outstanding at end of period	33,743	31,784	13,823
Average interest rate during the period	5.54%	5.57%	3.57%
Weighted average interest rate at end of period	5.26%	5.49%	5.53%

We have six FHLB advances made under a low-income housing program in which we participate. Four of the FHLB advances amortize over the period to maturity.  Three of these advances are at an interest rate of 3.0% and one is at 2.0%.  The other two FHLB advances bear a zero percent interest rate.  The total of these six FHLB advances is $743,000.  At September 30, 2007, repayments of $42,000 are due within one year as part of the program.  Advances from the FHLB which are not part of the low-income housing program total $33.0 million, with interest rates ranging from 5.05% to 5.98% and maturities ranging from October 2007 to September 2010.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank.  The Bank’s sole subsidiary as of September 30, 2007 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments of the Bank.  As of September 30, 2007, PSB has assets of $66.0 million primarily consisting of mortgage backed securities.  We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2007, we had 70 full-time employees, and five part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower.  A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities.  The business activities of Prudential Bancorp and Prudential Mutual Holding Company, as bank holding companies, are restricted by the Bank Holding Company Act.  Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in,

•	banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

•	any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

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

Financial Modernization.  The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.”  A financial holding company essentially is a bank holding company with significantly expanded powers.  Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities.  The Gramm-Leach-Bliley Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating.  A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.  Prudential Bancorp and Prudential Mutual Holding Company have not submitted notices to the Federal Reserve Board of their intent to be deemed financial holding companies.  However, they are not precluded from submitting a notice in the future should they wish to engage in activities only permitted to financial holding companies.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on Prudential Savings Bank by the Federal Deposit Insurance Corporation.  See “-Regulation of Prudential Savings Bank - Regulatory Capital Requirements.”

Restrictions on Dividends. Prudential Bancorp’s ability to declare and pay dividends may depend in part on dividends received from Prudential Savings Bank.  The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if Prudential Savings Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “-Regulation of Prudential Savings Bank - Prompt Corrective Action,” below.

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

As a non-accelerated filer, the Company is  not required to provide management’s report on internal control over financial reporting until it files an annual report for a fiscal year ending on or after December 15, 2007.

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

Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities:

•	investing in the stock of one or more financial institution subsidiaries;

•	acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary;

•	investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Pennsylvania Banking Code;

•	engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law; and

•	engaging in such other activities as may be permitted by the Pennsylvania Department of Banking.

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

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking.  The Federal Deposit Insurance Act, however, prohibits Prudential Savings Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

•	the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and

•	Prudential Savings Bank meets all applicable capital requirements.

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

Each Federal Deposit Insurance Corporation insured institutions is assigned to one of three capital groups which are based solely on the level of an institution’s capital - “well capitalized,” “adequately capitalized” and “undercapitalized” - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  The matrix so created results in various assessment risk classifications, with rates effective January 1, 2007 ranging from five basis points for well capitalized, healthy institutions, such as Prudential Savings Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concerns.  Prudential Savings Bank currently is considered well capitalized and has a five basis point assessment rate.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund.  The assessment rate for the fourth quarter of 2007 was .0114% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Prudential Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation.  Management is aware of no existing circumstances which would result in termination of Prudential Savings Bank’s deposit insurance.

Deposit Insurance Reform. On February 8, 2006, President George W. Bush signed into law (“FDI Reform Act of 2005”) legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases.  The legislation also gave the Federal Deposit Insurance Corporation greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

Major provisions in the legislation include:

•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•
maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000.  Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•
providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•
requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

Pursuant to the Reform Act, the Federal Deposit Insurance Corporation has determined to maintain the designated reserve ratio at its current 1.25%, which will be reviewed annually.  The Federal Deposit Insurance Corporation has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) were grouped in Risk Category I and were assessed for deposit insurance at an annual rate of between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.  Prudential Savings Bank has been able to offset its deposit insurance premium for fiscal 2007 with the special assessment credit.  It is anticipated that the special assessment credit will offset a portion of the deposit insurance premium in fiscal 2008.  Although the Bank remains in the lowest risk tier for the assessment, we will most likely experience additional deposit insurance expense in future periods due to the FDI Reform Act of 2005.

Regulatory Capital Requirements.  The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like Prudential Savings Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more.  Under the Federal Deposit Insurance Corporation’s regulations, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System.  Tier 1, or leverage capital, is defined as the sum of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The Federal Deposit Insurance Corporation’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%.  In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item.  The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement.  The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank’s allowance for loan losses.  Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements.  The Federal Deposit Insurance Corporation’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

Prudential Savings Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions.  Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the Federal Deposit Insurance Corporation’s capital regulations, to total assets of 4%.  In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same Federal Deposit Insurance Corporation risk-based capital requirements in its regulations.

At September 30, 2007, Prudential Savings Bank exceeded all of its regulatory capital requirements, with leverage and total risk-based capital ratios of 15.52% and 34.77%, respectively.

Prompt Correction Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt correction action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized.

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

At September 30, 2007, Prudential Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its regulatory capital requirements at September 30, 2007.

					To Be
					Well Capitalized
					Under Prompt		Excess Over
			Required for Capital		Corrective Action		Well Capitalized
	Actual		Adequacy Purposes		Provisions		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital
Company	$81,877	38.43%	$17,044	8.00%	N/A	N/A	N/A	N/A
Bank	74,081	34.77	17,044	8.00	$21,305	10.00%	$52,776	24.77%
Tier 1 risk-based capital
Company	80,702	37.88	8,522	4.00	N/A	N/A	N/A	N/A
Bank	72,906	34.22	8,522	4.00	12,783	6.00	60,123	28.22
Tier 1 leverage capital
Company	80,702	17.08	18,900	4.00	N/A	N/A	N/A	N/A
Bank	72,906	15.52	18,785	4.00	23,482	5.00	49,424	10.52

Affiliate Transaction Restrictions.  Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies.  Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Federal Home Loan Bank System.  Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At September 30, 2007, Prudential Savings Bank had $33.7 million in FHLB advances.

As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank.  At September 30, 2007, Prudential Savings Bank had $2.4 million in stock of the Federal Home Loan Bank of Pittsburgh which was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking.  At September 30, 2007, Prudential Savings Bank was in compliance with these reserve requirements.

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

The Federal Reserve Board approval of the reorganization also required that the amount of any dividends waived by Prudential Mutual Holding Company will not be available for payment to the public stockholders of Prudential Bancorp (i.e., shareholders except for Prudential Mutual Holding Company) and that such amounts will be excluded from Prudential Bancorp’s capital for purposes of calculating dividends payable to the public shareholders.  Moreover, Prudential Savings Bank would be required to maintain the cumulative amount of dividends waived by Prudential Mutual Holding Company in a restricted capital account that would be added to the liquidation account established in the reorganization.  This amount would not be available for distribution to public stockholders.  The restricted capital account and liquidation account amounts would not be reflected in Prudential Savings Bank’s financial statements, but would be considered as a notational or memorandum account of Prudential Savings Bank.  These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Pennsylvania Banking Department and the plan of reorganization.  The plan of reorganization also provides that if Prudential Mutual Holding Company converts to stock form in the future (commonly referred to as a second step reorganization), any waived dividends would reduce the percentage of the converted company’s shares of common stock issued to public shareholders in connection with any such transaction.

Prudential Mutual Holding Company does not expect to seek the prior approval of the Federal Reserve Board to waive dividends declared by Prudential Bancorp.  If Prudential Mutual Holding Company decides that it is in its best interest to waive a particular dividend to be paid by Prudential Bancorp and the Federal Reserve Board approves such waiver, then Prudential Bancorp would pay such dividend only to its public shareholders.  The amount of the dividend waived by Prudential Mutual Holding Company would be treated in the manner described above.  Prudential Mutual Holding Company’s decision as to whether or not to waive a particular dividend will depend on a number of factors, including Prudential Mutual Holding Company’s capital needs, the investment alternatives available to Prudential Mutual Holding Company as compared to those available to Prudential Bancorp, and the possibility of regulatory approvals.

TAXATION
Federal Taxation

General.  Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Prudential Savings Bank’s federal and state income tax returns for taxable years through September 30, 2003 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Prudential Bancorp files a consolidated federal income tax return with Prudential Savings Bank and its subsidiary, PSB Delaware, Inc.  Accordingly, any cash distributions made by Prudential Bancorp to its shareholders will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, Prudential Bancorp and Prudential Savings Bank report income and expenses on the accrual method of accounting and file their federal income tax return on a fiscal year basis.

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

At September 30, 2007, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Prudential Savings Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At September 30, 2007, Prudential Savings Bank had no net operating loss carry forwards for federal income tax purposes.

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

State and Local Taxation

Pennsylvania Taxation.  Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2006 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Prudential Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock.  Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%.  The Mutual Thrift Institutions Tax exempts Prudential Savings Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments.  The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Prudential Savings Bank.  Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our Portfolio of Loans With a Higher Risk of Loss Is Increasing

In recent years, we have increased our originations or purchases of construction and land development loans.  These loans have a higher risk of default and loss than single-family residential mortgage loans.  Construction and land development loans have increased from $24.2 million or 15.9% of our total loan portfolio at September 30, 2003 to $52.4 million or 22.2% of the total loan portfolio at September 30, 2007.  At the same time, the percentage of the loan portfolio comprised of single-family residential mortgage loans has decreased.  Single-family residential mortgage loans held by Prudential Savings Bank have decreased from 76.0% of our total loan portfolio at September 30, 2003 to 67.9% at September 30, 2007, although the balance of such loans increased.  Construction and land development loans generally have a higher risk of loss than single-family residential mortgage loans.  The risk of loss on construction and land development loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions.  Furthermore, if the estimates of value prove to be inaccurate, we can be confronted with projects, when completed, having values less than the loan amounts.  In addition, such loans have significantly higher average loan balances compared to single-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.  We may also be required to increase our allowance for loan losses both due to actual losses or the increase in the estimated loss inherent in our portfolio which would reduce our net income.  We have also originated or committed to originate substantially larger construction loans in recent periods and our portfolio of such loans is not seasoned.

Our loans are concentrated to borrowers in our market area

At September 30, 2007, the preponderance of our total loans were to individuals and/or secured by properties located in our primary market area of the Philadelphia metropolitan area.  We have relatively few loans outside of our market.  As a result, we may have a greater risk of loan defaults and losses in the event of an economic downturn in our market area.

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

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs.  As a result, our future success will depend in part on our ability to address our customers’ needs by using technology.  We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers.  Many of our competitors have far greater resources than we have to invest in technology.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2007.  All the offices are owned by us with the exception of the Old City Branch.

		Date of	Net Book
		Lease	Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)
Main Office 1834 Oregon Avenue Philadelphia, PA 19145-4725	Owned	N/A	$540	$188,526

Snyder Branch 2101 South 19th Street Philadelphia, PA 19145-3709	Owned	N/A	6	24,745

Center City Branch 112 South 19th Street Philadelphia, PA 19103-4667	Owned	N/A	18	27,059

Broad Street Branch 1722 South Broad Street Philadelphia, PA 19145-2388	Owned	N/A	239	48,368

Pennsport Branch 238A Moore Street Philadelphia, PA 19148-1925	Owned	N/A	62	37,038

Drexel Hill Branch 601 Morgan Avenue Drexel Hill, PA 19026-3105	Owned	N/A	94	27,809

Old City Branch 28 North 3rd Street Philadelphia, PA 19106-2108	Leased	September 2010	503	493

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

Stilwell alleges that the Company’s prospectus used to solicit offers to purchase shares of the Company’s common stock in connection with the mutual holding reorganization of Prudential Savings Bank “promised” that the Stock Plans would be submitted for consideration only by the Company’s public shareholders and not by the MHC which controls a majority of the Company’s issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company.  Stilwell also alleges the individual directors have violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC can vote its shares on the Stock Plans assuring their approval by shareholders.  The Company believes Stilwell’s allegations are without merit and intends to vigorously defend the case.  On November 20, 2006, the Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no “promise,” implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim, with respect to the timing of any such vote, is legally insufficient.  Stilwell filed an opposition brief to the Company’s motion on December 20, 2006 and the Company filed its reply brief on January 8, 2007.  On July 20, 2007, oral argument was heard on the motion to dismiss.  On August 15, 2007, the Court ruled that there was no express promise of the sort that would support a promissory estoppel claim, no "unconscionability" of the sort that would support an unjust enrichment claim, and no "fundamental unfairness" of the sort that would support a claim for "disenfranchisement."  The Court also ruled that Stilwell does not have standing to assert claims for breach of fiduciary duty against the directors individually.  Accordingly, the Court granted the motion to dismiss all of the claims against the Company and the individual directors and all but one of the claims against the MHC.  The only claim remaining is a breach of fiduciary duty asserted against the MHC as majority shareholder.  The Court dismissed the claims with prejudice which prevents Stilwell from reasserting such claims in amended form.

The Court has scheduled a pre-trial conference to establish the timing of the remaining discovery and trial.  A substantial amount of document discovery has been completed; no other discovery has been taken.

The Company believes Stilwell's remaining allegation is without merit and the remaining defendant, the MHC, intends to vigorously defend the case.  However, no prediction can be made as to the outcome of the one remaining claim.

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

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”.  At December 11, 2007, there were approximately 303 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following graph demonstrates comparison of the cumulative total returns for the common stock of Prudential Bancorp, the NASDAQ Composite Index, the SNL Securities MHC Thrift Index and the SNL Securities Thrift Index for the periods indicated.  The graph below represents $100 invested in our common stock at its closing price on March 30, 2005, the date the common stock commenced trading on the Nasdaq National Market.  The cumulative total returns include the payment of dividends by Prudential Bancorp.

	Period Ending
Index	03/30/05	09/30/05	03/31/06	09/30/06	03/31/07	09/30/07
Prudential Bancorp, Inc. of PA	$100.00	$121.75	$138.51	$135.95	$142.06	$129.51
NASDAQ Composite	100.00	152.46	161.84	183.58	192.69	230.49
SNL MHC Thrift Index	100.00	104.06	116.09	132.18	143.07	137.88
SNL Thrift Index	100.00	102.32	112.93	119.11	119.41	108.70

*      Source:  SNL Financial LC

The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for fiscal 2007 and 2006.

			Cash
	Stock Price		dividends
Quarter ended:	High	Low	per share
September 30, 2007	$13.75	$12.38	$0.05
June 30, 2007	13.85	13.36	0.05
March 31, 2007	13.89	13.38	0.05
December 31, 2006	13.88	13.15	0.04

			Cash
	Stock Price		dividends
Quarter ended:	High	Low	per share
September 30, 2006	$13.45	$13.10	$0.04
June 30, 2006	14.02	12.82	0.04
March 31, 2006	13.96	11.70	0.04
December 31, 2005	11.98	10.70	0.04

(b)    Not applicable

(c)    The following table presents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2007:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2007 – July 31, 2007	42,300	$13.50	42,300	282,000
Month #2 August 1, 2007 – August 31, 2007	93,500	13.16	93,500	188,500
Month #3 September 1, 2007 – September 30, 2007	-	-	-	188,500
Total	135,800	$13.27	135,800	188,500
_______________
Notes to the table.

(1)
On August 15, 2007, the Company announced its fifth stock repurchase program to repurchase 230,500 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company, such program commenced upon completion of the fourth program (which was completed in August 2007).

Item 6.    Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp.  Prior to March 29, 2005, the date we completed the reorganization, such data only reflects information with respect to Prudential Savings Bank.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$474,192	$472,381	$446,592	$406,638	$395,825
Cash and cash equivalents	12,269	13,428	26,815	10,061	24,108
Investment securities:
Held-to-maturity	134,782	132,084	129,840	114,806	98,991
Available-for-sale	38,343	38,747	38,584	40,287	43,175
Mortgage-backed securities:
Held-to-maturity	45,534	50,360	66,828	80,932	82,556
Available-for-sale	8,549	4,615	--	--	--
Loans receivable, net	219,149	219,418	175,091	151,565	137,926
Deposits	354,038	347,292	336,468	349,159	340,777
FHLB advances	33,743	31,784	13,823	13,862	13,900
Total equity, substantially restricted	80,961	87,448	90,825	39,099	36,548
Banking offices	7	6	6	6	6

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$26,907	$24,542	$21,077	$19,513	$18,813
Total interest expense	14,784	11,935	9,297	9,002	9,707
Net interest income	12,123	12,607	11,780	10,511	9,106
Provision for loan losses	395	60	--	50	180
Net interest income after provision for loan losses	11,728	12,547	11,780	10,461	8,926
Total non-interest income	1,046	938	567	581	742
Total non-interest expense	7,990	7,875	7,069	7,323	6,047
Income before income taxes	4,784	5,610	5,278	3,719	3,621
Income taxes	1,387	1,773	1,886	1,246	1,253
Net income	$3,397	$3,837	$3,392	$2,473	$2,368
Basic earnings per share (1) Diluted earnings per share (1)	0.30 0.30	0.32 0.32	0.15 0.15	-- --	-- --

Selected Operating Ratios(2):
Average yield on interest-earning assets	5.92%	5.58%	5.03%	4.97%	5.18%
Average rate on interest-bearing liabilities	3.93	3.34	2.64	2.48	2.91
Average interest rate spread(3)	1.99	2.24	2.39	2.49	2.27
Net interest margin(3)	2.67	2.87	2.81	2.68	2.51
Average interest-earning assets to average interest-bearing liabilities	120.64	122.94	118.81	108.13	108.67
Net interest income after provision for loan losses to non-interest expense	146.78	159.33	166.64	142.85	147.61
Total non-interest expense to average assets	1.70	1.73	1.64	1.80	1.61
Efficiency ratio(4)	60.67	58.14	57.25	66.02	61.40
Return on average assets	0.72	0.84	0.79	0.61	0.63
Return on average equity	3.98	4.26	5.14	6.50	6.64
Average equity to average assets	18.15	19.82	15.30	9.36	9.52

				(Footnotes on next page)

	At or For the Year Ended September 30,
	2007	2006	2005	2004	2003
Asset Quality Ratios(5):
Non-performing loans as a percent of
total loans receivable(6)	1.18%	0.07%	0.14%	0.32%	0.65%
Non-performing assets as a percent of
total assets(6)	0.55	0.03	0.13	0.25	0.38
Allowance for loan losses as a percent of
non-performing loans	38.97	409.66	233.47	116.49	62.13
Net charge-offs to average loans receivable	--	--	--	0.03	0.16

Capital Ratios(5):
Tier 1 leverage ratio
Company	17.08%	18.64%	20.98%	N/A	N/A
Bank	15.52	14.74	14.55	9.39%	9.03%
Tier 1 risk-based capital ratio
Company	37.88%	39.23%	48.54%	N/A	N/A
Bank	34.22	31.12	34.71	24.50	21.95
Total risk-based capital ratio
Company	38.43%	39.68%	48.98%	N/A	N/A
Bank	34.77	31.56	35.16	25.22	22.29
__________________
(1)
Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 29, 2005, earnings per share for the year ended September 30, 2005 is for the six month period ended September 30, 2005.  There were no shares of common stock of the Company outstanding prior to the reorganization on March 29, 2005.

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

(5)
Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.  The Bank converted to a Pennsylvania-chartered savings bank in August 2004 and thus became subject to the Federal Deposit Insurance Corporation regulatory capital regulations.  Prior thereto, the Bank was a Pennsylvania-chartered savings association subject to regulations by the Office of Thrift Supervision.  Under Federal Deposit Insurance Corporation regulations, capital ratios for the Bank are based on average assets rather than assets, as adjusted, at the relevant date as required by the regulations of the Office of Thrift Supervision.  Since the Company did not have any capital stock outstanding prior to March 29, 2005, no capital ratios are presented for the pre-2005 periods.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a community oriented savings bank headquartered in Philadelphia, Pennsylvania.  We operate seven banking offices in Philadelphia and Delaware Counties.  Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest primarily in U.S. Government and agency securities and mortgage-backed securities.  At September 30, 2007, we had total assets of $474.2 million, including $219.5 million in net loans and $227.2 million of investment and mortgage-backed securities, total deposits of $354.0 million and total stockholders’ equity of $81.0 million.

This Management’s Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Prudential Bancorp.  The results of operations of Prudential Bancorp are primarily dependent on the results of the Bank.  The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to Prudential Bancorp's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

Critical Accounting Policies

In reviewing and understanding financial information for Prudential Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included in Item 8 hereof. The accounting and financial reporting policies of Prudential Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company  has taken or expects to take on a tax return. The Company adopted FIN 48 on October 1, 2007, and the adoption did not have a significant impact of on the Company’s financial statements.

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  The Company is currently assessing the impact of the adoption of EITF 06-04 on its financial statements.

On September 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The EITF clarifies certain factors that should be considered in the determination of the realizable asset to be reported in the statement of financial condition. EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” Statement of Financial Accounting Standards (“SFAS”) No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

The Company implemented SAB No. 108 on October 1, 2006 which resulted in an increase in mortgage-backed securities held to maturity of approximately $321,000, an increase in income tax liabilities of approximately $149,000 and a cumulative adjustment to increase retained earnings as of that date by approximately $172,000.  The adjustment relates to two separate accounting entries.  The first entry pertains to the method of accounting that was utilized in past years for the recognition of interest income on mortgage-backed securities.  Prior to fiscal 2006, the Company used the straight line method over the contractual life of the securities rather than using the effective yield method prescribed by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  The impact of this entry was the correction of an understatement of mortgage-backed securities by approximately $321,000 and a corresponding understatement of income tax payable of $109,000. The second entry relates to a write off of a deferred tax asset of approximately $40,000 that was incorrectly accounted for in prior periods.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements: (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of the adoption of EITF 06-10 on its financial statements.

Derivative Financial Instruments, Contractual Obligations and Other Commitments.  Derivative financial instruments includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  We have not used derivative financial instruments in the past and do not currently have any intent to do so in the future.

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

Commitments

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2007.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	To	1-3	4-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)

Letters of credit	$95	$-	$95	$-	$-
Lines of credit (2)	7,194	-	-	-	7,194
Undisbursed portions of loans in process (1)	15,897	12,214	3,683	-	-
Commitments to originate loans	10,361	10,361	-	-	-
Total commitments	$33,547	$22,575	$3,778	$-	$7,194
_____________________
(1)	Includes participation interests sold to other financial institutions totaling $2.1 million; Prudential Savings Bank will fund such amount and be reimbursed by the participants.
(2)	The majority of available lines of credit are for home equity loans.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2007.

		Payments Due By Period
		To	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$190,565	$136,882	$34,074	$19,609
FHLB advances(1)	33,743	20,042	13,086	109	506
Total long-term debt	224,308	156,924	47,160	19,718	506
Operating lease obligations	145	76	67	2	-
Total contractual obligations	$224,453	$157,000	$47,227	$19,720	$506
_________________
(1)	Does not include interest due annually on FHLB advances.

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

	Year Ended September 30,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	173,760	8,768	5.05%	173,713	8,019	4.62%	157,648	6,758	4.29%
Mortgage-backed securities	53,759	2,820	5.25%	60,750	3,147	5.18%	72,771	3,783	5.20%
Loans receivable(1)	221,262	15,136	6.84%	197,913	13,077	6.61%	163,166	9,885	6.06%
Other interest-earning assets	5,372	183	3.41%	7,307	299	4.09%	25,512	651	2.55%
Total interest-earning assets	454,153	26,907	5.92%	439,683	24,542	5.58%	419,097	21,077	5.03%
Non-interest-earning assets	15,864			14,786			12,073
Total assets	470,017			454,469			431,170
Interest-bearing liabilities:
Savings accounts	71,815	1,977	2.75%	81,472	2,449	3.01%	91,821	1,719	1.87%
Checking & money market accounts	93,701	3,321	3.54%	98,112	3,081	3.14%	101,146	2,273	2.25%
Certificate accounts	181,604	7,944	4.37%	156,869	5,304	3.38%	144,445	4,520	3.13%
Total deposits	347,120	13,242	3.81%	336,453	10,834	3.22%	337,412	8,512	2.52%
FHLB advances	27,686	1,533	5.54%	19,628	1,092	5.56%	13,842	775	5.60%
Real estate tax escrow accounts	1,635	9	0.55%	1,552	9	0.58%	1,490	10	0.67%
Other interest-bearing liabilities	-	-	0.00%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	376,441	14,784	3.93%	357,633	11,935	3.34%	352,744	9,297	2.64%
Non-interest-bearing liabilities	8,259			6,762			12,459
Total liabilities	384,700			364,395			365,203
Stockholders' Equity	85,317			90,074			65,967
Total liabilities and Stockholders' Equity	470,017			454,469			431,170
Net interest-earning assets	77,712			82,050			66,353

Net interest income; interest rate spread		12,123	1.99%		12,607	2.24%		11,780	2.39%
Net interest margin (2)			2.67%			2.87%			2.81%
Average interest-earning assets to average
interest-bearing liabilities			120.64%			122.94%			118.81%
_______________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2007 vs. 2006				2006 vs. 2005
	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$747	$2	$-	$749	$519	$689	$53	$1,261
Mortgage-backed securities	40	(362)	(5)	(327)	(13)	(625)	2	(636)
Loans receivable, net	462	1,543	54	2,059	896	2,105	191	3,192
Other interest-earning assets	(50)	(79)	13	(116)	393	(465)	(280)	(352)
Total interest-earning assets	1,199	1,104	62	2,365	1,795	1,704	(34)	3,465
Interest expense:
Savings accounts	(206)	(290)	24	(472)	1,041	(194)	(117)	730
Checking accounts	396	(139)	(17)	240	903	(68)	(27)	808
(interest-bearing and
non-interest bearing)
Certificate accounts	1,558	836	246	2,640	364	389	31	784
Total deposits	1,748	407	253	2,408	2,308	127	(113)	2,322
FHLB advances	(5)	448	(2)	441	(5)	324	(2)	317
Other interest-bearing
liabilities	-	-	-	-	(1)	-	-	(1)
Total interest-bearing
liabilities	1,743	855	251	2,849	2,302	451	(115)	2,638
Increase (decrease) in net interest income	$(544)	$249	$(189)	$(484)	$(507)	$1,253	$81	$827

Comparison of Financial Condition at September 30, 2007 and September 30, 2006

The Company’s total assets increased modestly by $1.8 million or 0.4% to $474.2 million at September 30, 2007 from September 30, 2006. Total liabilities increased $8.3 million to $393.2 million at September 30, 2007 from $384.9 million at September 30, 2006.  The increase was primarily attributable to a $6.7 million increase in deposits, mainly in certificates of deposit.

Stockholders’ equity decreased by $6.5 million to $81.0 million at September 30, 2007 as compared to $87.4 million at September 30, 2006 primarily as a result of the aggregate cost of repurchasing approximately 586,000 shares of common stock during the fiscal year aggregating $8.0 million combined with the declaration of cash dividends totaling $2.1 million offset, in part, by net income during the year ended September 30, 2007 of $3.4 million.

Comparison of Operating Results for the Year Ended September 30, 2007 and September 30, 2006

General.  We had net income of $3.4 million for the year ended September 30, 2007 as compared to $3.8 million for the prior fiscal year.  The results for the year ended September 30, 2007 as compared to the year ended September 30, 2006 reflected primarily the effects of an $484,000 decrease in net interest income combined with a $335,000 increase in the provision for loan losses, partially offset by a $386,000 decrease in income taxes.

Interest Income.  Our total interest income was $26.9 million for the year ended September 30, 2007 compared to $24.5 million for the year ended September 30, 2006, an increase of $2.4 million or 9.6%.  The increase in interest income resulted primarily from a 34 basis point increase in the weighted average yield earned on such assets to 5.92% for the year ended September 30, 2007 from the comparable period in 2006 combined with a $14.5 million or 3.3% increase in the average balance of interest-earning assets for the year ended September 30, 2007 as compared to fiscal 2006.

Interest Expense.  Our interest expense increased during the year ended September 30, 2007 compared to the year ended September 30, 2006, reflecting a rising interest rate environment for most of the fiscal year.  Total interest expense amounted to $14.8 million during the year ended September 30, 2007 compared to $11.9 million for the year ended September 30, 2006, an increase of $2.8 million or 23.9%.  The increase in interest expense resulted primarily from a 59 basis point increase to 3.93% in the weighted average rate paid on interest-bearing liabilities, reflecting the increase in market rates of interest during the past year, particularly in certificates of deposit.  Also contributing to the increase in interest expense was a $18.8 million or 5.3% increase in the average balance of interest-bearing liabilities for the fiscal year ended September 30, 2007 as compared to fiscal 2006, particularly in certificates of deposits as demand increased for attractive short-term investments.

Provision for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation.  This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.  Our activity in the provision for loan losses, which consists of charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  In recent periods, in establishing the allowance for loan losses we have given particular consideration to the growth in our construction and land development loan portfolio.  For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using the quantitative analysis as well as consideration of the qualitative factors.  Such risk ratings are periodically reviewed by management and revised as deemed appropriate.  The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.  Furthermore, the amount of the allowance for loan losses is only an estimate and actual losses may vary from this estimate.

The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this Annual Report on Form 10-K by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both September 30, 2007 and September 30, 2006, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  Prudential Savings Bank does not originate subprime loans.  Prudential Savings Bank's lending standards are discussed in Item 1 of this Annual Report.

The provision for loan losses was $395,000 for the year ended September 30, 2007 as compared to $60,000 for the comparable period in 2006.   At September 30, 2007, the Company’s non-performing assets totaled $2.6 million or 0.5% of total assets and consisted of eight single-family residential real estate loans, one construction loan and one commercial real estate loan.   The Company’s non-performing assets totaled $151,000 or 0.03% of total assets at September 30, 2006.  The allowance for loan losses totaled $1.0 million, or 0.4% of total loans and 39.0% of non-performing loans at such date increasing from $618,000 or 0.24% of total loans and 409.66% of non-performing loans at September 30, 2006.  The increase in the provision, non-performing loans and allowance for loan losses during the 2007 period was primarily due one construction loan in the amount of $2.0 million to build two residential real estate properties, for which the borrower was not able to satisfy the terms of the loan.  There was also a deterioration in the value of the real estate collateral securing the loan. A specific reserve of $370,000 was established related to this loan during fiscal 2007.

Non-interest Income.  Our non-interest income is comprised of fees and other service charges on customer accounts, and other operating income.  Our total non-interest income amounted to $1.0 million for the year ended September 30, 2007 compared to $938,000 for the year ended September 30, 2006, a $108,000 or 11.5% increase.  The increase for the year ended September 30, 2007 was primarily due to a successful recovery of $88,000 in the first fiscal quarter of 2007, which represented a portion of our losses and legal fees related to a previously disclosed lawsuit which was settled in 2004.  Also contributing to the increase in 2007 were credits paid by a new “Official Check” service provider for the amount of checks issued but not yet paid totaling $78,000, which was not applicable in the comparable period in 2006.  Additionally, there was an increase in income from bank owned life insurance (“BOLI”) of $45,000 for the fiscal year ended September 30, 2007 compared to fiscal 2006.  The BOLI, purchased during fiscal 2006, provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  In the 2006 period, there was a $106,000 gain on sale of real estate owned recognized which was not repeated in the 2007 period.

Non-interest Expense.  Non-interest expense is comprised primarily of salaries and employee benefits expense, net occupancy and depreciation costs, data processing costs, professional service fees, directors compensation and various other operating expenses.  For the fiscal year ended September 30, 2007, non-interest expense increased $115,000 compared to fiscal 2006 primarily due to an increase in salaries and employee benefits of $100,000, the majority of which related to normal merit pay rate increases.  Also contributing to the increase was a $28,000 increase in office occupancy expense primarily related to our new full service branch located in the Old City section of Philadelphia which opened in the fourth quarter of fiscal 2007.

Income Tax Expense.  Income tax expense for the year ended September 30, 2007 amounted to $1.4 million with an effective income tax rate of 29.0% compared to income tax expense of $1.8 million with an effective tax rate of 31.6% for the fiscal year ended September 30, 2006. The lower effective tax rate in the 2007 period was primarily attributable to certain tax benefits the Company realized as a result of the adjustment of a valuation allowance that had previously been established for accrued liabilities related to prior period tax accruals and the implementation of various tax strategies.

Comparison of Operating Results for the Year Ended September 30, 2006 and September 30, 2005

General.  We had net income of $3.8 million for the year ended September 30, 2006 as compared to $3.4 million for the prior fiscal year.  The results for the year ended September 30, 2006 as compared to the year ended September 30, 2005 reflected primarily the effects of an $827,000 increase in net interest income combined with a $370,000 increase in non-interest income offset by a $806,000 increase in non-interest expenses.  The increase in net interest income reflected in large part the increase in the average net interest-earning assets for the year ended September 30, 2006 compared to the year ended September 30, 2005, as the effects of the stock reorganization were only reflected in the second half of the 2005 fiscal year.  Our non-interest expenses increased due primarily to additional expenses incurred from operating as a public company for a full year.

Interest Income.  Our total interest income was $24.5 million for the year ended September 30, 2006 compared to $21.1 million for the year ended September 30, 2005, an increase of $3.5 million or 16.4%.  The higher amount of interest income in fiscal 2006 primarily reflected the effects of increases in the average balances of interest-earning assets and to a lesser extent the increase in the net interest margin.  The primary reason for the increase in interest income was a $3.2 million increase in interest income and fees earned on our loan portfolio for the year ended September 30, 2006 compared to the year ended September 30, 2005 and a $908,000 increase in interest and dividends earned on our investment securities portfolio, partially offset by a $636,000 decrease in interest on mortgage-backed securities for fiscal 2006 as compared to 2005.  The primary reason for the increase in interest income on our loan portfolio was the 21.3% increase in the average balance of such assets for the year ended September 30, 2006 compared to the year ended September 30, 2005.  In addition, the average yield earned on the loan portfolio increased 55 basis points to 6.61% for fiscal 2006 compared to fiscal 2005 reflecting the increases in market rates of interest in fiscal 2006.

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

Provision for Loan Losses.  We established a provision for loan losses for the year ended September 30, 2006 of $60,000.  No provision was made during fiscal 2005.  We did not have any charge-offs in our allowance for loan losses for the year ended September 30, 2006 or 2005.  Historically, we have experienced a modest level of charge-offs.  The provision was established due to continued growth in the loan portfolio, primarily with regard to increases in construction and land development loans.  Our allowance for loan losses amounted to $618,000, or 0.24% of total loans outstanding at September 30, 2006 compared to $558,000 or 0.28% of total loans outstanding at September 30, 2005.

Non-interest Income.  Our non-interest income is comprised of fees and other service charges on customer accounts, and other operating income.  Our total non-interest income amounted to $938,000 for the year ended September 30, 2006 compared to $567,000 for the year ended September 30, 2005, a $370,000 or 65.3% increase.  The primary reason for the increase in non-interest income in the 2006 period compared to the 2005 period was income from BOLI of $166,000 in 2006 which was not applicable in the 2005 fiscal year.  The BOLI, purchased during fiscal 2006, provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  Also contributing the increase was gain on sale of a real estate owned property of $106,000, increased ATM fees of $73,000, and gain on sale of mortgage-backed securities of $48,000.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2007, our cash and cash equivalents amounted to $12.3 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $46.9 million at September 30, 2007.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2007, we had certificates of deposit maturing within the next 12 months amounting to $136.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  At September 30, 2007, we had $33.7 million in outstanding FHLB advances and we had $256.4 million in additional FHLB advances available to us.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.3% to 21.5%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 1.0% to 29.4%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the Federal Deposit Insurance Corporation.  For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years.  For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities	15,233	31,833	20,376	8,497	96,850	172,789
Mortgage-backed securities	1,922	6,359	9,056	11,629	25,060	54,026
Loans receivable(2)	55,065	27,752	49,861	32,652	54,515	219,845
Other interest earning assets	10,533	-	-	-	-	10,533
Total interest-earning assets(3)	82,753	65,944	79,293	52,778	176,425	457,193

Interest-bearing liabilities:
Savings accounts	730	107	41,110	13,703	13,703	69,353
Checking & money market accounts	-	31,837	47,417	5,193	5,193	89,640
Certificate accounts	49,238	87,644	34,074	19,609	-	190,565
FHLB advances	20,019	58	13,161	156	349	33,743
Real estate tax escrow accounts	1,117	-	-	-		1,117
Total interest-bearing liabilities	71,104	119,646	135,762	38,661	19,245	384,418

Interest-earning assets
less interest-bearing liabilities	11,649	(53,702)	(56,469)	14,117	157,180	72,775

Cumulative interest-rate
sensitivity gap(4)	11,649	(42,053)	(98,522)	(84,405)	72,775

Cumulative interest-rate
gap as a percentage
of total assets at Sept 30, 2007	2.46%	-8.87%	-20.78%	-17.80%	15.35%

Cumulative interest-earning
assets as a percentage of
cumulative interest-bearing
liabilities at Sept 30, 2007	116.38%	77.95%	69.83%	76.89%	118.93%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Includes FHLB stock.

(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of September 30, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300	49,669	(35,971)	-42.00%	11.86%	-6.40%
200	60,864	(24,776)	-28.93%	14.00%	-4.26%
100	73,023	(12,617)	-14.73%	16.17%	-2.09%
Static	85,640	-	-	18.26%	-
(100)	91,284	5,644	6.59%	19.10%	0.84%
(200)	89,294	3,654	4.00%	18.51%	0.25%
(300)	86,566	926	1.04%	17.85%	-0.41%

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Prudential Bancorp, Inc. of Pennsylvania and subsidiary
Philadelphia, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania and subsidiary (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. of Pennsylvania and subsidiary as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 21, 2007

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2007	2006
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$4,133	$5,743
Interest-bearing deposits	8,136	7,685

Total cash and cash equivalents	12,269	13,428

Investment securities held to maturity (estimated fair value—
September 30, 2007, $133,693; September 30, 2006, $129,593)	134,782	132,084
Investment securities available for sale (amortized cost—
September 30, 2007, $38,007; September 30, 2006, $38,007)	38,343	38,747
Mortgage-backed securities held to maturity (estimated fair value—
September 30, 2007, $44,213; September 30, 2006, $49,526)	45,534	50,360
Mortgage-backed securities available for sale (amortized cost—
September 30, 2007, $8,492; September 30, 2006, $4,535)	8,549	4,615
Loans receivable—net of allowance for loan losses (September 30, 2007, $1,011;
September 30, 2006, $618)	219,149	219,418
Accrued interest receivable:
Loans receivable	1,264	1,251
Mortgage-backed securities	234	236
Investment securities	2,006	1,708
Federal Home Loan Bank stock—at cost	2,397	2,217
Office properties and equipment—net	2,363	1,721
Prepaid expenses and other assets	7,274	6,596
Deferred income taxes, net	28	-

TOTAL ASSETS	$474,192	$472,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,480	$6,035
Interest-bearing	349,558	341,257
Total deposits	354,038	347,292
Advances from Federal Home Loan Bank	33,743	31,784
Accrued interest payable	2,868	2,893
Advances from borrowers for taxes and insurance	1,117	1,230
Accounts payable and accrued expenses	913	1,117
Accrued dividend payable	552	464
Deferred income taxes, net	-	153

Total liabilities	393,231	384,933

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750;
outstanding - 11,478,366 at September 30, 2007: 12,064,320 at September 30, 2006	126	126
Additional paid-in capital	54,880	54,798
Unearned ESOP shares	(3,903)	(4,127)
Treasury stock, at cost: 1,085,384 shares at September 30, 2007;
499,430 shares at September 30, 2006	(14,372)	(6,422)
Retained earnings	43,971	42,539
Accumulated other comprehensive income	259	534

Total stockholders' equity	80,961	87,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$474,192	$472,381

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2007	2006	2005
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$15,136	$13,077	$9,885
Interest on mortgage-backed securities	2,820	3,147	3,782
Interest and dividends on investments	8,951	8,318	7,410

Total interest income	26,907	24,542	21,077

INTEREST EXPENSE:
Interest on deposits	13,251	10,843	8,522
Interest on borrowings	1,533	1,092	775

Total interest expense	14,784	11,935	9,297

NET INTEREST INCOME	12,123	12,607	11,780

PROVISION FOR LOAN LOSSES	395	60	-

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	11,728	12,547	11,780

NON-INTEREST INCOME:
Fees and other service charges	613	549	470
Gain on sale of real estate owned	-	106	-
Gain on sale of mortgage-backed securities	-	48	-
Other	433	235	97

Total non-interest income	1,046	938	567

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,536	4,466	4,060
Data processing	489	468	477
Professional services	608	600	353
Office occupancy	356	328	306
Depreciation	246	242	261
Payroll taxes	262	256	236
Director compensation	264	260	257
Litigation expense	-	-	120
Other	1,229	1,255	999

Total non-interest expenses	7,990	7,875	7,069

INCOME BEFORE INCOME TAXES	4,784	5,610	5,278

INCOME TAXES:
Current	1,455	1,646	1,734
Deferred (benefit) expense	(68)	127	152

Total	1,387	1,773	1,886

NET INCOME	$3,397	$3,837	$3,392

BASIC EARNINGS PER SHARE (1)	$0.30	$0.32	$0.15

DILUTED EARNINGS PER SHARE (1)	$0.30	$0.32	$0.15

(1) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share information for 2005 are for the period March 30, 2005 through September 30, 2005.

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2004	$-	$-	$-	$-	$38,267	$832	$39,099

Comprehensive income:

Net income					3,392		3,392	3,392

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $246						(457)	(457)	(457)

Comprehensive income								$2,935

Capitalization of mutual
holding company					(100)		(100)

Cash dividends					(964)		(964)

Issuance of common stock	126	54,725					54,851

Treasury stock purchased				(654)			(654)

Purchase of ESOP shares			(4,461)				(4,461)

ESOP shares committed to
be released		9	111				120

BALANCE, SEPTEMBER 30, 2005	$126	$54,734	$(4,350)	$(654)	$40,595	$375	$90,826

Comprehensive income:

Net income					3,837		3,837	3,837

Net unrealized holding gain on
available for sale securities
arising during the period, net
of income tax expense of $84						159	159	159

Comprehensive income								$3,996

Cash dividends					(1,893)		(1,893)

Treasury stock purchased				(5,768)			(5,768)

ESOP shares committed to
be released		64	223				287

BALANCE, SEPTEMBER 30, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Cummulative adjustment related to
the adoption of SAB 108

Comprehensive income:					172		172

Net income					3,397		3,397	3,397

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $153						(275)	(275)	(275)

Comprehensive income								$3,122

Cash dividends					(2,137)		(2,137)

Treasury stock purchased				(7,950)			(7,950)

ESOP shares committed to
be released		82	224				306

BALANCE, SEPTEMBER 30, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$3,397	$3,837	$3,392
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	395	60
Depreciation	246	242	261
Net gain on sale of real estate owned	-	(106)	-
Net gain on sale of mortgage-backed securities held to maturity	-	(48)	-
Net accretion of premiums/discounts	(72)	(48)	(66)
Income from bank owned life insurance	(210)	(165)	-
Amortization of deferred loan fees	(347)	(333)	(254)
Amortization of ESOP	306	287	121
Deferred income tax (benefit) expense	(68)	127	152
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	(313)	(838)	335
Accrued interest payable	(25)	967	73
Prepaid expenses and other assets	(468)	(3,773)	(802)
Accrued interest receivable	(309)	(395)	(152)
Net cash provided by (used in) operating activities	2,532	(186)	3,060
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(25,990)	(6,227)	(46,265)
Purchase of mortgage-backed securities held to maturity	(1,992)	-	(4,481)
Purchase of mortgage-backed available for sale	(4,770)	(4,610)	-
Principal collected on loans	71,550	47,943	53,455
Principal payments received on mortgage-backed securities:
Held-to-maturity	7,195	11,934	18,615
Available for sale	814	77	-
Loans originated or acquired	(71,329)	(91,996)	(76,727)
Proceeds from call/maturity or sale of investment securities:
Held to maturity	23,307	4,000	31,268
Available for sale	-	-	1,000
Proceeds from sale of mortgage-backed securities	-	4,612	-
Net (purchase) redemption of Federal Home Loan Bank stock	(180)	(406)	262
Proceeds from sale of real estate owned	-	466	188
Purchases of equipment	(888)	(217)	(128)
Net cash used in investing activities	(2,283)	(34,424)	(22,813)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts,
and savings accounts	(12,219)	(16,460)	(6,058)
Net increase (decrease) in certificates of deposit	18,964	27,285	(6,633)
Net borrowing (repayment) with Federal Home Loan Bank	1,959	17,960	(39)
(Decrease) increase in advances from borrowers for taxes
and insurance	(113)	116	84
Proceeds from the issuance of stock	-		54,850
Capitalization of mutual holding company	-		(100)
Cash dividends paid	(2,049)	(1,910)	(482)
Purchase of stock for ESOP	-	-	(4,461)
Purchase of treasury stock	(7,950)	(5,768)	(654)
Net cash (used in) provided by financing activities	(1,408)	21,223	36,507
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(1,159)	(13,387)	16,754

CASH AND CASH EQUIVALENTS—Beginning of year	13,428	26,815	10,061

CASH AND CASH EQUIVALENTS—End of year	$12,269	$13,428	$26,815
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$14,806	$10,968	$9,224

Income taxes paid	$1,628	$1,616	$1,681

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure in March 2005.  Financial statements prior to the reorganization were the financial statements of the Bank. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2007 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments of the Bank.  As of September 30, 2007, PSB had assets of $66.0 million primarily consisting of mortgage-backed securities.

Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2007, Prudential Mutual Holding Company owns 60.2% (6,910,062 shares) of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization.  The consolidated financial statements of the Company include the accounts of the Company and the Bank.  All significant intercompany balances and transactions have been eliminated.

Prior to the reorganization described above, the Board of Directors approved a plan of charter conversion in May 2004 pursuant to which the Bank would convert its charter from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank.  Such conversion was subject to receipt of both member and regulatory approval.  The members of the Bank approved the plan of conversion at a special meeting held on July 20, 2004 and the Pennsylvania Department of Banking approved the Bank’s application to convert its charter on July 21, 2004.  The conversion to a Pennsylvania-chartered mutual savings bank was completed on August 20, 2004.  As a result of the charter conversion, the Bank’s primary federal banking regulator changed from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation.  The Pennsylvania Department of Banking remains as the Bank’s state banking regulator.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation –The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits (maturing within 90 days).

Investment Securitiesand Mortgage-Backed Securities—The Bank classifies and accounts for debt and equity securities as follows:

Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published and brokers’ quotes as of the close of business at the period-ends presented. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings as of the trade date and determined using the adjusted cost of the specific security sold.

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

Loans Receivable—Mortgage loans consist of loans secured primarily by first liens on 1-4 family residential properties and are stated at their unpaid principal balances net of unamortized net fees/costs. Other loans consist of residential construction loans, consumer loans, commercial real estate loans, commercial business loans, and loans secured by savings accounts which are likewise stated at their unpaid principal balances net of unamortized net fees/costs. Generally, the intent of management is to hold loans originated and purchased to maturity. The Bank defers all loan fees, net of certain direct loan origination costs. The balance is accreted into interest income as a yield adjustment over the life of the loan using the interest method.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Impairment losses are included in the provision for loan losses.

Mortgage Servicing Rights—The Bank originates mortgage loans held for investment and held for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or the value of forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at September 30, 2007 and 2006.

The Bank assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2007 and 2006, mortgage servicing rights of $23,000 and $29,000, respectively, were included in prepaid expenses and other assets. No valuation allowance was deemed necessary at the periods presented.

Amortization of the servicing asset totaled $5,000, $7,000 and $8,000 for the years ended September 2007, 2006 and 2005, respectively.

Unamortized Premiums and Discounts—Unamortized premiums and discounts on loans receivable, mortgage-backed securities and investment securities are amortized over the estimated average lives of the loans, certificates or securities purchased using a method which approximates the interest method.

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of book value or the estimated fair value at the date of acquisition, less estimated selling costs, establishing a new cost basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense.  After foreclosure, valuations are periodically performed by management and write-downs are recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value minus estimated costs to sell.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment.

Office Properties and Equipment—Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized and depreciated over their useful lives.

Cash Surrender Value of Life Insurance—The Bank funds the premiums for insurance policies on the lives of certain directors of the Bank. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the statements of financial condition and included in other assets.  In fiscal 2006, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  The BOLI is included in other assets at its cash surrender value.

Dividend Payable– On September 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $.05 per share on the common stock of the Company payable on October 26, 2007 to the shareholders of record at the close of business on October 12, 2007.  The Company had 11,478,366 shares outstanding at the time of the dividend declaration resulting in a payable of $552,000 at September 30, 2007.  A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company’s common stock and totaled $346,000.

Employee Stock Ownership Plan – In fiscal year 2005, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million.  The Bank accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital.  As of September 30, 2007 the Company had allocated a total of 39,585 shares from the suspense account to participants and committed to release an additional 16,965 shares.  For the year ended September 30, 2007, the Company recognized $306,000 in compensation expense related to the ESOP.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  During fiscal 2007,  the Company announced the commencement of its third, fourth, and fifth stock repurchase programs.  Each program called for the purchase of  additional shares up to approximately 5% of the Company's outstanding common stock held by other than Prudential Mutual Holding Company. The Company's third repurchase program commenced during February 2007 and the fifth repurchase program commenced August 2007. The average cost per share of the 1,085,384 shares which have been repurchased as of September 30, 2007 was $13.57, $13.32 and $9.87 per share during fiscal 2007, 2006 and 2005, respectively.  The repurchased shares are available for general corporate purposes.

Comprehensive Income—The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.  For the years ended September 30, 2007,  2006 and 2005,  the only components of comprehensive income were net income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities.  Comprehensive income totaled $3.1 million, $4.0 million and $2.9 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Loan Origination and Commitment Fees—The Bank defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—The Bank recognizes interest on loans on the accrual basis. Income recognition is generally discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounting for Derivative Instruments and Hedging Activities—The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through “Statement 133 Implementation Issues,” as of October 1, 2000. Currently, the Company has no instruments with embedded derivatives. The Company currently does not employ hedging activities that require designation as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—The Company accounts for transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company  has taken or expects to take on a tax return. The Company adopted FIN 48 on October 1, 2007, and the adoption did not have a significant impact of on the Company’s financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  The Company is currently assessing the impact of the adoption of EITF 06-04 on its financial statements.

On September 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The EITF clarifies certain factors that should be considered in the determination of the realizable asset to be reported in the statement of financial condition. EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements: (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of the adoption of EITF 06-10 on its financial statements.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities.  As of September 30, 2007, the Company had not issued and did not have outstanding any CSEs.  Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on March 29, 2005, earnings per share for 2005 is for the period March 30, 2005 through September 30, 2005. The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2007	2006	2005
	(Dollars in Thousands Except Per Share Data)
Net income	$3,397	$3,837	$1,800

Weighted average shares outstanding used in
basic earnings per share computation	11,404,314	11,919,101	12,076,315
Effect of CSEs	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	11,404,314	11,919,101	12,076,315

Earnings per share - basic and diluted	$0.30	$0.32	$0.15

4.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$132,332	$109	$(1,159)	$131,282
Debt securities - Municipal bonds	2,450	1	(40)	2,411

Total securities held to maturity	$134,782	$110	$(1,199)	$133,693

Securities Available for Sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(30)	$2,969
FNMA stock	-	7	-	7
Mutual fund	34,982	-	(1,175)	33,807
FHLMC preferred stock	26	1,534	-	1,560

Total securities available for sale	$38,007	$1,541	$(1,205)	$38,343

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$129,199	$-	$(2,459)	$126,740
Debt securities - Municipal bonds	2,885	6	(38)	2,853

Total securities held to maturity	$132,084	$6	$(2,497)	$129,593

Securities Available for Sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(64)	$2,935
FNMA stock	-	6	-	6
Mutual fund	34,982	-	(930)	34,052
FHLMC preferred stock	26	1,728	-	1,754

Total securities available for sale	$38,007	$1,734	$(994)	$38,747

There were no sales of investment securities during the years ended September 30, 2007, 2006 or 2005.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Treasury and Government agencies	$92	$14,899	$1,067	$82,715
Municipal bonds	-	-	40	1,599

Total securities held to maturity	92	14,899	1,107	84,314

Securities Available for Sale:
U.S. Treasury and Government agencies	-	-	30	2,969
Mutual fund	-	-	1,175	33,807

Total securities available for sale	-	-	1,205	36,776

Total	$92	$14,899	$2,312	$121,090

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

At September 30, 2007, securities in a gross unrealized loss position for twelve months or longer consist of 91 securities having an aggregate depreciation of 1.9% from the Company’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 14 securities having an aggregate depreciation of 0.6% from the Company’s amortized cost basis.  The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low-risk securities from U.S. government agencies or government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in short-term adjustable-rate mortgage-backed securities.  Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates.  Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss.  Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$6,000	$5,981	$-	$-
Due after one through five years	25,002	24,950	-	-
Due after five through ten years	39,592	39,427	1,000	999
Due after ten years	64,188	63,335	1,999	1,970

Total	$134,782	$133,693	$2,999	$2,969

	September 30, 2006
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$13,085	$13,034	$-	$-
Due after one through five years	33,084	32,601	-	-
Due after five through ten years	39,986	39,356	1,000	985
Due after ten years	45,929	44,602	1,999	1,950

Total	$132,084	$129,593	$2,999	$2,935

5.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$42,471	$22	$(1,261)	$41,232
FNMA pass-through certificates	1,370	-	(60)	1,310
FHLMC pass-through certificates	1,693	-	(22)	1,671

Total securities held to maturity	$45,534	$22	$(1,343)	$44,213

Securities available for sale
FNMA pass-through certificates	$8,492	$66	$(9)	$8,549

Total securities available for sale	$8,492	$66	$(9)	$8,549

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$46,992	$157	$(896)	$46,253
FNMA pass-through certificates	1,448	-	(53)	1,395
FHLMC pass-through certificates	1,920	-	(42)	1,878

Total securities held to maturity	$50,360	$157	$(991)	$49,526

Securities available for sale
FNMA pass-through certificates	$4,535	$80	$	$4,615

Total securities available for sale	$4,535	$80	$	$4,615

There were no mortgage-backed securities sold during fiscal 2007 or 2005.  During fiscal 2006, $4.6 million of mortgage-backed securities were sold at a pre-tax gain of $48,000.  Although these securities were classified under FASB Statement No. 115 as “Held to Maturity”, at the time of purchase, the sale was permissible because the remaining balances of the investments were 15% or less than their original purchased par value.  Simultaneously, we purchased $4.6 million in mortgage-backed securities classified as available-for-sale.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at September 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
GNMA pass-through certificates	$129	$7,968	$1,132	$31,050
FNMA pass-through certificates	-	-	60	1,310
FHLMC pass-through certificates	-	-	22	1,671

Total securities held to maturity	$129	$7,968	$1,214	$34,031

Securities available for sale:
FNMA pass-through certificates	9	844	-	-
Total securities available for sale	$9	$844	$-	$-

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
GNMA pass-through certificates	$526	$25,602	$370	$11,200
FNMA pass-through certificates	52	1,395	1	-
FHLMC pass-through certificates	42	1,877	-	-

Total	$620	$28,874	$371	$11,200

At September 30, 2006, all mortgage-backed-securities available-for-sale were in an unrealized gain position

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

At September 30, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 31 securities having an aggregate depreciation of 3.4% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consist of 11 securities having an aggregate depreciation of 1.5% from the Company’s amortized cost basis.  The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s mortgage-backed securities portfolio consists of low-risk securities from U.S.  government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
One-to-four family residential	$159,945	$155,454
Multi-family residential	4,362	5,074
Commercial real estate	18,019	11,339
Construction and land development	52,429	82,801
Commercial business	155	234
Consumer	832	1,239

Total loans	235,742	256,141

Undisbursed portion of loans-in-process	(15,897)	(36,258)
Deferred loan fees	315	153
Allowance for loan losses	(1,011)	(618)

Net	$219,149	$219,418

The Bank originates loans to customers in its local market area. The ultimate repayment of these loans is dependent, to a certain degree, on the local economy and real estate market.

The Bank originates or purchases both adjustable and fixed interest rate loans. At September 30, 2007 and 2006, the Bank had $57.6 million and $67.7 million of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Wall Street Journal prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

Certain officers of the Bank have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
Balance—beginning of year	$677	$543	$561
Additions	1,138	475	-
Repayments	(181)	(341)	(18)

Balance—end of year	$1,634	$677	$543

The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)

Balance, beginning of year	$618	$558	$558
Provision for loan losses	395	60	-
Charge-offs	(2)	-	-
Recoveries	-	-	-

Balance, end of year	$1,011	$618	$558

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. During the periods presented, loan impairment was evaluated based on the fair value of the loan’s collateral. Impairment losses are included in the provision for loan losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

As of September 30, 2007 and 2006, the recorded investment in loans that are considered to be impaired was as follows:

	Year Ended September 30,
	2007	2006
	(Dollars in thousands)
Impaired colateral-dependent loans with related allowance	$2,022	$-
Impaired colateral-dependent loans with no related allowance	$-	$-

Other data for impaired loans as of September 30, 2007, 2006, and 2005 is as follow:

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Average Impaired Loans	$2,022	$-	$-
Interest income recognized on impaired loans	$-	$-	$-
Cash basis interest income recognized on impaired loans	$-	$-	$-

The impaired amount represents one construction loan in which the borrower has not satisfied the terms of the loan.  A current appraisal has been obtained of the underlying collateral properties, which shows a deterioration in the value of such properties consistent with the change in values in the region.  As a result of the Company’s measurement of impaired loans, a specific reserve of $370,000 was established at September 30, 2007.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.  Interest income foregone on non accrual interest at September 30, 2007, 2006 and 2005 amounted to $28,000, $-0- and $-0-, respectively.

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at September 30, 2007 and 2006 amounted to approximately $2.6 million and $151,000, respectively.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,081
Furniture and equipment	2,759	2,406
Automobiles	122	72

Total	5,693	4,806
Accumulated depreciation	(3,330)	(3,085)

Total office properties and equipment,
net of accumulated depreciation	$2,363	$1,721

For the years ended September 30, 2007, 2006 and 2005, depreciation expense amounted to $246,000, $242,000 and $261,000, respectively.

8.	DEPOSITS

Deposits consist of the following major classifications:

	September 30,		September 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Money market deposit accounts	$63,675	18.0%	$64,498	18.6%
Checking accounts	28,895	8.2	34,203	9.8
Passbook, club and statement savings	70,903	20.0	76,989	22.2
Certificates maturing in six months or less	101,615	28.7	77,904	22.4
Certificates maturing in more than six months	88,950	25.1	93,698	27.0

Total	$354,038	100.0%	$347,292	100.0%

At September 30, 2007 and 2006 the weighted average cost of deposits was 3.9% and 3.5%, respectively.

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2007
(Dollars in Thousands)

One year or less	$136,881
One through two years	29,033
Two through three years	5,042
Three through four years	7,733
Four through five years	11,876

Total	$190,565

The weighted average rate paid on certificates at September 30, 2007 and 2006, was 4.9% and 4.6%, respectively. Certificates of deposit of $100,000 or more at each of such dates were approximately $56.4 million and $44.9 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2007	2006	2005

	(Dollars in Thousands)
NOW and money market deposits accounts	$3,321	$3,081	$2,273
Passbook, club and statement
savings accounts	1,986	2,458	1,729
Certificate accounts	7,944	5,304	4,520

Total	$13,251	$10,843	$8,522

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank totaled $33.7 million and $31.8 million at September 30, 2007 and 2006, respectively.

The following is a schedule of six advances made under the low-income housing program in which the Bank is a participant. Three of the advances are at an interest rate of 3.0%, one advance is at an interest rate of 2.0% and two advances are non-interest bearing. Repayment of the advances is as follows:

	September 30,
	2007	2006
	(Dollars in thousands)

1 to 12 months	$42	$41
13 to 24 months	43	42
25 to 36 months	44	43
Thereafter	614	658

Total	$743	$784

Advances from Federal Home Loan Bank not part of the low-income housing program at September 30, 2007 and 2006 consist of the following:

	September 30,
	2007		2006
		Fixed		Fixed
		Interest		Interest
Due	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
October 2007	$20,000	5.07%	$18,000	5.45%
July 2010	2,000	5.98%	2,000	5.98%
August 2010	3,000	5.93%	3,000	5.93%
September 2010	8,000	5.69%	8,000	5.69%

	$33,000		$31,000

The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans.

10.	INCOME TAXES

The Company’s income tax provision consists of the following:

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$1,455	$1,596	$1,568
State	-	50	166
Total current taxes	1,455	1,646	1,734

Deferred income tax (benefit) expense	(68)	127	152
Total income tax provision	$1,387	$1,773	$1,886

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,

	2007	2006

	(Dollars in Thousands)
Deferred tax assets:
Deposit premium	$265	$314
Allowance for loan losses	378	247
Employee stock ownership plan	79	-
Other	-	40
Total	$722	$601

Deferred tax liabilities:
Unrealized gain on available for sale securities	134	286
Property	446	407
Mortgage servicing	8	10
Deferred loan fees	106	51
Total	694	754
Net deferred tax asset (liability)	$28	$(153)

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2007		2006		2005
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in Thousands)
Tax at statutory rate	$1,627	34.0%	$1,907	34.0%	$1,794	34.0%
Adjustments resulting from:
State tax, net of federal tax effect	-	-	33	0.6	109	2.1
Income from bank owned life insurance	(72)	(1.5)	(56)	(1.0)	-	-
Income from muncipal obligations	(35)	(0.7)	(35)	(0.6)	(32)	(0.6)
Other	(133)	(2.8)	(76)	(1.4)	15	0.3

Income tax expense per
statements of income	$1,387	29.0%	$1,773	31.6%	$1,886	35.8%

As of October 1, 1997, the Bank changed its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets of less than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Bank’s reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years’ net charge-offs divided by the sum of the previous six years’ total outstanding loans at year-end.

A thrift institution required to change its method of computing reserves for bad debts treats such change as a change in a method of accounting determined solely with respect to the “applicable excess reserves” of the institution. The amount of the applicable excess reserves is being taken into account ratably over a six-taxable-year period. The timing of this recapture was delayed for a one-year period since certain residential loan requirements were met. For financial reporting purposes, the Bank has not incurred any additional tax expense. Stockholders’ equity includes approximately $6.6 million at both September 30, 2007and 2006 representing bad debt deductions for which no deferred income taxes have been provided.

11.	REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2007 and 2006, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

As of September 30, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based, and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2007:
Tier 1 capital (to average assets)
Company	$80,702	17.08%	$18,900	4.0%	N/A	N/A
Bank	72,906	15.52	18,785	4.0	$23,482	5.0%
Tier 1 capital (to risk weighted assets)
Company	80,702	37.88	8,522	4.0	N/A	N/A
Bank	72,906	34.22	8,522	4.0	12,783	6.0
Total capital (to risk weighted assets)
Company	81,877	38.43	17,044	8.0	N/A	N/A
Bank	74,081	34.77	17,044	8.0	21,305	10.0

September 30, 2006:
Tier 1 capital (to average assets)
Company	$86,914	18.64%	$18,646	4.0%	N/A	N/A
Bank	68,937	14.74	18,703	4.0	$23,379	5.0%
Tier 1 capital (to risk weighted assets)
Company	86,914	39.23	8,861	4.0	N/A	N/A
Bank	68,937	31.12	8,861	4.0	13,292	6.0
Total capital (to risk weighted assets)
Company	87,894	39.68	17,722	8.0	N/A	N/A
Bank	69,917	31.56	17,722	8.0	22,153	10.0

12.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2007, 2006 and 2005 was $472,000, $550,000 and $438,000, respectively.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. The expense relating to this plan for the years ended September 30, 2007, 2006 and 2005 was $-0-, $-0- and $71,000, respectively.  The elimination of the expense in 2006 and 2007 reflected the Company’s decision to discontinue the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

In fiscal 2005, the Bank established an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company's common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank's contributions to the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense equal to the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million.  The average purchase price was $9.86 per share.  As of September 30, 2007 the Company had allocated a total of 39,585 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The expense relating to this plan for the years ended September 30, 2007, 2006 and 2005 was $306,000, $287,000, and $121,000,  respectively.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2007, the Bank had $10.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.625% to 9.25%.  At September 30, 2006, the Bank had $4.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 9.25%.

The Bank also had commitments under unused lines of credit of $7.2 million and $6.7 million and letters of credit outstanding of $95,000 and $110,000 at September 30, 2007 and 2006, respectively.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The company leases certain property and equipment under non-cancelable operating leases. Scheduled minimum payments are as follows for the fiscal years ended:

September 30,	Lease Obligation
(Dollars in thousands)
2008	$76
2009	54
2010	13
2011	2
2012	-
Thereafter	-
Total	$145

Rent expense for all operating leases was approximately $73,000, $27,000, and $12,000 for fiscal years ending September 30, 2007, 2006, and 2005 respectively.

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

	September 30,
	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,269	$12,269	$13,428	$13,428
Investment securities held
to maturity	134,782	133,693	132,084	129,593
Investment securities
available for sale	38,343	38,343	38,747	38,747
Mortgage-backed securities
held to maturity	45,534	44,213	50,360	49,526
Mortgage-backed securities
available for sale	8,549	8,549	4,615	4,615
Loans receivable, net	219,527	216,915	219,418	216,235
Federal Home Loan Bank stock	2,397	2,397	2,217	2,217

Liabilities:
NOW accounts	28,895	28,895	34,203	34,203
Money market deposit accounts	63,675	63,675	64,498	64,498
Passbook, club and statement
savings accounts	70,903	70,903	76,989	76,989
Certificates of deposit	190,565	191,024	171,602	171,660
Advances from Federal Home
Loan Bank	33,743	34,199	31,784	32,053

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable—The fair value of loans is estimated based on present value using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

NOW Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, NOW accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Advances from Federal Home Loan Bank—The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant. As discussed in Note 13, the related amounts at September 30, 2007 and 2006 were, in the aggregate, $17.7 million and $11.7 million, respectively.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2007 and 2006, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

The condensed financial statements of Prudential Bancorp, Inc. of Pennsylvania (Parent Company) are as follows:

STATEMENT OF FINANCIAL CONDITION
At September 30,	2007	2006

	(Dollars in thousands)
Assets:
Cash	$4,115	$14,159
ESOP loan receivable	4,139	4,273
Investment in Bank	73,165	69,471
Other assets	116	27
Total assets	$81,535	$87,930

Liabilities:
Accrued dividend payable	$574	$482
Total liabilities	574	482

Stockholders' equity:
Preferred stock	-	-
Common stock	126	126
Additional paid-in-capital	54,880	54,798
Unearned ESOP shares	(3,903)	(4,127)
Treasury stock	(14,372)	(6,422)
Retained earnings	43,971	42,539
Accumulated other comprehensive income	259	534

Total stockholders' equity	80,961	87,448

Total liabilities and stockholders' equity	$81,535	$87,930

INCOME STATEMENT
For the year ended September 30,	2007	2006

	(Dollars in thousands)
Interest on ESOP loan	$242	$250
Equity in the undistributed earnings of the Bank	3,492	3,967
Other income	55	1

Total income	3,789	4,218

Professional services	296	302
Other expense	141	129

Total expense	437	431

Income before income taxes	3,352	3,787

Income tax benefit	(45)	(50)

Net income	$3,397	$3,837

CASH FLOWS
For the year ended September 30,	2007	2006
	(Dollars in thousands)
Operating activities:
Net income	$3,397	$3,837
Decrease in assets	90	54
Decease in liabilities	(173)	(31)
Equity in the undistributed earnings of the Bank	(3,492)	(3,967)

Net cash used in operating activities	(178)	(107)

Investing activities:
Repayments received on ESOP loan	134	157

Net cash provided by investing activities	134	157
Financing activities:
Cash dividends paid	(2,050)	(1,910)
Payment to repurchase common stock	(7,950)	(5,768)

Net cash used in financing activities	(10,000)	(7,678)

Net decrease in cash and cash equivalents	(10,044)	(7,628)

Cash and cash equivalents, beginning of year	14,159	21,787

Cash and cash equivalents, end of year	$4,115	$14,159

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2007 and 2006 is as follows:

	September 30, 2007				September 30, 2006

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$6,683	$6,692	$6,746	$6,787	$5,786	$5,922	$6,235	$6,599
Interest expenses	3,594	3,574	3,742	3,874	2,620	2,754	3,110	3,451
Net interest income	3,089	3,118	3,004	2,913	3,166	3,168	3,125	3,148
Provision for loan losses	60	15	(20)	340	0	0	30	30
Net income after provision
for loan losses	3,029	3,103	3,024	2,573	3,166	3,168	3,095	3,118
Non-interest income	310	221	262	252	170	299	209	259
Non-interest expense	2,021	2,122	1,853	1,994	1,828	2,005	2,008	2,034
Income before income taxes	1,318	1,202	1,433	831	1,508	1,462	1,296	1,343
Income tax expense	422	237	456	271	422	507	414	430
Net income	$896	$965	$977	$560	$1,086	$955	$882	$913

Per share:
Earnings for share - basic	$0.08	$0.08	$0.09	$0.05	$0.09	$0.08	$0.07	$0.08
Earnings per share - diluted	0.08	0.08	0.09	0.05	0.09	0.08	0.07	0.08
Dividends per share	0.04	0.05	0.05	0.05	0.04	0.04	0.04	0.04

17.	SUBSEQUENT EVENTS

The Company, at its Board of Directors meeting held on December 19, 2007, declared a quarterly cash dividend of $0.05 per share on the common stock of the Company payable on January 28, 2008 to the shareholders of record at the close of business on January 14, 2008.

******

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 2008, which will be filed with the SEC on or about January 4, 2008 ("Definitive Proxy Statement").

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the sections captioned "Management Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.  Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Definitive Proxy Statement.

Equity Compensation Plan Information.  As of September 30, 2007, the Company did not have any shares of common stock that may be issued under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections captioned "Management Compensation – Related Party Transactions" and “Information with Respect to Nominees for Director, continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees" in the Definitive Proxy Statement.

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

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. of Pennsylvania(1)
3.2	Bylaws of Prudential Bancorp, Inc. of Pennsylvania(1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. of Pennsylvania(1)
10.1	Employment Agreement by and between Thomas A. Vento, Prudential Bancorp, Inc. of Pennsylvania and Prudential Savings Bank(2)*
10.2	Employment Agreement by and between Joseph R. Corrato, Prudential Bancorp, Inc. of Pennsylvania and Prudential Savings Bank(2)*

10.3	Form of Endorsement Split Dollar Insurance Agreement, dated January 1, 2006, by and between, Thomas Vento, Joseph Corrato and David Krauter (3)*
10.4	Prudential Savings Bank 2007 Bonus Program (4)*
10.5	Form of Split Dollar Agreement, dated June 22, 1994, by and between, Prudential Savings Bank, Joseph W. Packer Jr. and John P. Judge
21.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business – Subsidiaries" for the required information
23.0	Consent of Deloitte & Touche LLP
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification

	*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

	(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (Commission File No. 333-119130) filed with the Commission on September 30, 2004.

	(2)	Incorporated by reference from the Company's Current Report on Form 8-K, dated March 29, 2005 and filed with the Commission on March 30, 2005 (Commission File No. 000-51214).

	(3)	Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on December 31, 2006 (Commission File No. 000-51214).

	(4)	Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on November 14, 2007 (Commission File No. 000-51214).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc. of Pennsylvania

December 21, 2007	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Packer, Jr.	December 21, 2007
Joseph W. Packer, Jr.
Chairman of the Board

/s/ Thomas A. Vento	December 21, 2007
Thomas A. Vento
President and Chief Executive Officer

/s/ Jerome R. Balka, Esq.	December 21, 2007
Jerome R. Balka, Esq.
Director

/s/ A. J. Fanelli	December 21, 2007
A. J. Fanelli
Director

/s/ John P. Judge	Deceber 21, 2007
John P. Judge
Director

/s/ Francis V. Mulcahy	December 21, 2007
Francis V. Mulcahy
Director

/s/ Joseph R. Corrato	December 21, 2007
Joseph R. Corrato
Executive Vice President, Chief Financial Officer and Chief Accounting Officer