Form 10-Q
period 2007-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2008-02-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of February 9, 2008, 11,336,406 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2007	2007
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$5,489	$4,133
Interest-bearing deposits	4,552	8,136

Total cash and cash equivalents	10,041	12,269

Investment securities held to maturity (estimated fair value—December 31, 2007, $129,402;
September 30, 2007, $133,693)	129,076	134,782
Investment securities available for sale (amortized cost—December 31, 2007, $37,007;
September 30, 2007, $38,007)	36,747	38,343
Mortgage-backed securities held to maturity (estimated fair value—
December 31, 2007, $43,701; September 30, 2007, $44,213)	44,196	45,534
Mortgage-backed securities available for sale (amortized cost—
December 31, 2007, $13,146; September 30, 2007, $8,492)	13,312	8,549
Loans receivable—net of allowance for loan losses (December 31, 2007, $1,086;
September 30, 2007, $1,011)	221,968	219,149
Accrued interest receivable:
Loans receivable	1,297	1,264
Mortgage-backed securities	249	234
Investment securities	1,870	2,006
Federal Home Loan Bank stock—at cost	2,299	2,397
Office properties and equipment—net	2,305	2,363
Prepaid expenses and other assets	6,898	7,274
Deferred tax asset-net	237	28
TOTAL ASSETS	$470,495	$474,192
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,638	$4,480
Interest-bearing	355,025	349,558
Total deposits	359,663	354,038
Advances from Federal Home Loan Bank	27,733	33,743
Accrued interest payable	873	2,868
Advances from borrowers for taxes and insurance	1,817	1,117
Accounts payable and accrued expenses	440	913
Accrued dividend payable	545	552

Total liabilities	391,071	393,231

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 11,370,706 at December 31, 2007; 11,478,366 at September 30, 2007	126	126
Additional paid-in capital	54,896	54,880
Unearned ESOP shares	(3,848)	(3,903)
Treasury stock, at cost: 1,193,044 shares at December 31, 2007;
1,085,384 shares at September 30, 2007	(15,722)	(14,372)
Retained earnings	44,034	43,971
Accumulated other comprehensive (expense) income	(62)	259

Total stockholders' equity	79,424	80,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,495	$474,192

See notes to unaudited consolidated financial statements.

 PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	December 31,
	2007	2006
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,635	$3,825
Interest on mortgage-backed securities	724	711
Interest and dividends on investments	2,302	2,147

Total interest income	6,661	6,683

INTEREST EXPENSE:
Interest on deposits	3,494	3,204
Interest on borrowings	400	390

Total interest expense	3,894	3,594

NET INTEREST INCOME	2,767	3,089

PROVISION FOR LOAN LOSSES	75	60

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,692	3,029

NON-INTEREST INCOME:
Fees and other service charges	142	145
Other	80	165

Total non-interest income	222	310

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,153	1,115
Data processing	124	119
Professional services	85	228
Office occupancy	85	88
Depreciation	83	62
Payroll taxes	68	67
Director compensation	64	71
Other	354	271

Total non-interest expense	2,016	2,021

INCOME BEFORE INCOME TAXES	898	1,318

INCOME TAXES:
Current	331	302
Deferred (benefit) expense	(43)	120

Total income tax	288	422

NET INCOME	$610	$896

BASIC EARNINGS PER SHARE	$0.06	$0.08

DILUTED EARNINGS PER SHARE	$0.06	$0.08

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961

Comprehensive income:

Net income					610		610	610

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $166						(321)	(321)	(321)

Comprehensive income								$289

Treasury stock purchased				(1,350)			(1,350)

Cash dividend declared
($.05 per share)					(547)		(547)

ESOP shares committed to
be released	-	16	55	-	-	-	71

BALANCE, December 31, 2007	$126	$54,896	$(3,848)	$(15,722)	$44,034	$(62)	$79,424

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

BALANCE, OCTOBER 1, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Cumulative adjustment related to
the adoption of SAB 108					172		172

Comprehensive income:

Net income					896		896	896

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $11						(21)	(21)	(21)

Comprehensive income								$875

Treasury stock purchased				(626)			(626)

Cash dividend declared
($.04 per share)					(463)		(463)

ESOP shares committed to
be released	-	21	56	-	-	-	77

BALANCE, December 31, 2006	$126	$54,819	$(4,071)	$(7,048)	$43,144	$513	$87,483

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2007	2006

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$610	$896
Adjustments to reconcile net income to net cash used in
operating activities:
Provision for loan losses	75	60
Depreciation	83	62
Net accretion of premiums/discounts	(16)	(25)
Net accretion of deferred loan fees and costs	(54)	(97)
Amortization of ESOP	71	77
Income from bank owned life insurance	(47)	(56)
Deferred income tax (benefit) expense	(43)	120
Changes in assets and liabilities which used cash:
Accounts payable and accrued expenses	(473)	(284)
Accrued interest payable	(1,995)	(2,253)
Prepaid expenses and other assets	424	(33)
Accrued interest receivable	88	(279)
Net cash used in operating activities	(1,277)	(1,812)
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(9,984)	(6,998)
Purchase of mortgage-backed securities available for sale	(4,843)	-
Loans originated or acquired	(15,231)	(12,996)
Principal collected on loans	12,391	13,679
Principal payments received on mortgage-backed securities:
held-to-maturity	1,349	2,008
available-for-sale	191	165
Proceeds from calls and maturities of investment securities held to maturity	15,693	10,156
Proceeds from calls and maturities of investment available for sale	999	-
Net proceeds from redemption of Federal Home Loan Bank stock	98	69
Purchases of equipment	(25)	(15)
Net cash provided by investing activities	638	6,068
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts,
and savings accounts	(153)	(2,815)
Net increase in certificates of deposit	5,778	6,124
Repayment of advances from Federal Home Loan Bank	(6,010)	(7,010)
Increase in advances from borrowers for taxes and insurance	700	521
Cash dividend paid	(554)	(465)
Purchase of treasury stock	(1,350)	(626)
Net cash used in financing activities	(1,589)	(4,271)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,228)	(15)

CASH AND CASH EQUIVALENTS—Beginning of period	12,269	13,428

CASH AND CASH EQUIVALENTS—End of period	$10,041	$13,413
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$5,883	$5,847

Income taxes paid	$550	$503

See notes to consolidated unaudited financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full-service branches in the Philadelphia area.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure in March 2005.  The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans and construction loans.

Prudential Mutual Holding Company, a Pennsylvania-chartered mutual entity, is the mutual holding company parent of the Company.  Prudential Mutual Holding Company owns 60.8% (6,910,062 shares) of the Company’s outstanding common stock as of December 31, 2007 and must always own at least a majority of the voting stock of the Company.  In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization.  The consolidated financial statements of the Company include the accounts of the Company and the Bank.  In addition, Prudential Mutual Holding Company receives dividends on the common stock of the Company that it holds.  All significant intercompany balances and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Dividend Payable – On December 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on January 28, 2008 to the shareholders of record at the close of business on January 14, 2008 which resulted in a payable of $545,000 at December 31, 2007.  A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company’s common stock and totaled $346,000.

Employee Stock Ownership Plan – In fiscal 2005, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of December 31, 2007, the Company had allocated a total of 62,205 shares from the suspense account to participants.  In addition, at such date the amount of the shares of Company common stock held by the ESOP totaled 451,990.  For the quarter ended December 31, 2007, the Company recognized $71,000 in compensation expense.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

Comprehensive Income—The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.  For the quarters ended December 31, 2007 and 2006, the only components of comprehensive income were net income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities.  Comprehensive income totaled $289,000 and $875,000 for the three months ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements –  On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company  has taken or expects to take on a tax return. The Company adopted FIN 48 on October 1, 2007, and the adoption did not have an impact on the Company’s financial statements.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at December 31, 2007.  As of October 1, 2007, the Company had no unrecognized tax benefits.  The Company’s federal and state income tax returns for taxable years through September 30, 2003 have been closed for purposes of examination by the Internal Revenue Service (the “IRS”) or the Pennsylvania Department of Revenue.  As of December 31, 2007, the Company is not currently being audited by and has no pending disputes with the IRS or the State of Pennsylvania on any tax matters.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of the adoption of EITF 06-10 on its financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities.  As of December 31, 2007, the Company did not issue and does not have any outstanding CSEs.

The calculated basic and diluted earnings per share are as follows:

	For the Quarter Ended December 31, 2007		For the Quarter Ended December 31, 2006
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)
Net income	$610	$610	$896	$896

Weighted average shares outstanding used in
basic earnings per share computation	11,057,143	11,057,143	11,627,147	11,627,147
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	11,057,143	11,057,143	11,627,147	11,627,147

Earnings per share - basic and diluted	$0.06	$0.06	$0.08	$0.08

3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	December 31, 2007
	(Dollars in Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$126,626	$458	$(112)	$126,972
Debt securities - Municipal bonds	2,450	1	(21)	2,430

Total securities held to maturity	$129,076	$459	$(133)	$129,402

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$1,999	$1	$-	$2,000
FNMA stock	-	5	-	5
Mutual fund	34,982	-	(1,141)	33,841
FHLMC preferred stock	26	875	-	901

Total securities available for sale	$37,007	$881	$(1,141)	$36,747

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$132,332	$109	$(1,159)	$131,282
Debt securities - Municipal bonds	2,450	1	(40)	2,411

Total securities held to maturity	$134,782	$110	$(1,199)	$133,693

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(30)	$2,969
FNMA stock	-	7	-	7
Mutual fund	34,982	-	(1,175)	33,807
FHLMC preferred stock	26	1,534	-	1,560

Total securities available for sale	$38,007	$1,541	$(1,205)	$38,343

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$-	$-	$112	$26,006
Municipal bonds	-	-	21	1,143

Total securities held to maturity	-	-	133	27,149

Securities available for sale:
U.S. Treasury and Government agencies	-	-
Mutual fund	-	-	1,141	33,841

Total securities available for sale	-	-	1,141	33,841

Total	$-	$-	$1,274	$60,990

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	92	14,899	1,067	82,715
Municipal bonds	-	-	40	1,599

Total securities held to maturity	92	14,899	1,107	84,314

Securities available for sale:
U.S. Treasury and Government agencies	-	-	30	2,969
Mutual fund	-	-	1,175	33,807

Total securities available for sale	-	-	1,205	36,776

Total	$92	$14,899	$2,312	$121,090

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

At December 31, 2007, securities in a gross unrealized loss position for twelve months or longer consisted of 29 securities having an aggregate depreciation of 2.0% from the Company’s amortized cost basis. There were no securities in a gross unrealized loss position for less than twelve months.  The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low risk securities from U.S. government agencies or government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. The Company also has a significant investment in a mutual fund that invests in adjustable-rate mortgage-backed securities.  Management believes that the estimated fair value of the mutual fund is also primarily dependent upon the movement in market interest rates.  Although the investment in the mutual fund is classified as available for sale, the Company has the intent and ability to hold the mutual fund until the fair value increases and does not intend to sell it at a loss.  Based on the above, management believes that the unrealized losses are temporary.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$6,999	$6,996	$-	$-
Due after one through five years	15,861	15,919	-	-
Due after five through ten years	39,760	39,909	-	-
Due after ten years	66,456	66,578	1,999	2,000

Total	$129,076	$129,402	$1,999	$2,000

Mutual funds had an amortized cost of $35.0 million and a fair value of $33.8 million as of December 31, 2007.

	September 30, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$6,000	$5,981	$-	$-
Due after one through five years	25,002	24,950	-	-
Due after five through ten years	39,592	39,427	1,000	999
Due after ten years	64,188	63,335	1,999	1,970

Total	$134,782	$133,693	$2,999	$2,969

Mutual funds had an amortized cost of $35.0 million and a fair value of $33.8 million as of September 30, 2007.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$41,234	$111	$(566)	$40,779
FNMA pass-through certificates	1,362	-	(28)	1,334
FHLMC pass-through certificates	1,600	-	(12)	1,588

Total securities held to maturity	$44,196	$111	$(606)	$43,701

Securities available for sale
GNMA pass-through certificates	$3,934	$8	$-	$3,942
FNMA pass-through certificates	9,212	158	-	9,370
Total securities available for sale	$13,146	$166	$-	$13,312

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$42,471	$22	$(1,261)	$41,232
FNMA pass-through certificates	1,370	-	(60)	1,310
FHLMC pass-through certificates	1,693	-	(22)	1,671

Total securities held to maturity	$45,534	$22	$(1,343)	$44,213

Securities available for sale
FNMA pass-through certificates	$8,492	$66	$(9)	$8,549
Total securities available for sale	$8,492	$66	$(9)	$8,549

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
GNMA pass-through certificates	$-	$-	$566	$28,512
FNMA pass-through certificates	-	-	28	1,334
FHLMC pass-through certificates	-	-	12	1,588

Total	$-	$-	$606	$31,434

At December 31, 2007, all mortgage-backed-securities available-for-sale were in an unrealized gain position.

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

At December 31, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 28 securities having an aggregate depreciation of 1.9% from the Company’s amortized cost basis. There were no mortgage-backed securities in a gross unrealized loss position for less than twelve months at December 31, 2007.  The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, all of the Company’s mortgage-backed securities portfolio consists of low-risk securities issued by U.S.  government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities.  The Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2007	2007
	(Dollars in Thousands)
One-to-four family residential	$161,644	$159,945
Multi-family residential	3,004	4,362
Commercial real estate	19,468	18,019
Construction and land development	55,816	52,429
Commercial business	152	155
Consumer	775	832

Total loans	240,859	235,742

Undisbursed portion of loans-in-process	(18,110)	(15,897)
Deferred loan fees	305	315
Allowance for loan losses	(1,086)	(1,011)

Net	$221,968	$219,149

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended December 31,
	2007	2006
	(Dollars in Thousands)

Balance, beginning of period	$1,011	$618
Provision for loan losses	75	60
Charge-offs	-	-
Recoveries	-	-

Balance, end of period	$1,086	$678

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at December 31, 2007 and September 30, 2007 amounted to approximately $2.2 million and $2.6 million, respectively.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2007		2007

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$65,830	18.3%	$63,675	18.0%
NOW accounts	27,956	7.8	28,895	8.2
Passbook, club and statement savings	69,533	19.3	70,903	20.0
Certificates maturing in six months or less	103,346	28.7	101,615	28.7
Certificates maturing in more than six months	92,998	25.9	88,950	25.1

Total	$359,663	100.0%	$354,038	100.0%

At December 31, 2007 and September 30, 2007, the weighted average cost of funds was and 3.9% for both periods.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2007	2007
Deferred tax assets:	(Dollars in thousands)
Unrealized loss on available for sale securities	$32	$-
Deposit premium	253	265
Allowance for loan losses	406	378
Nonaccrual interest	25	-
Employee stock ownership plan	86	79

Total	802	722
Deferred tax liabilities:
Unrealized gain on available for sale securities	-	134
Property	454	446
Mortgage servicing rights	8	8
Deferred loan fees	103	106

Total	565	694

Net deferred tax asset	$237	$28

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2007, the Company had $6.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 9.25%.  At September 30, 2007, the Company had $10.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.625% to 9.25%.

The Company also had commitments under unused lines of credit of $7.0 million and $7.2 million at December 31, 2007 and September 30, 2007, respectively, and letters of credit outstanding of $95,000 at both December 31, 2007 and September 30, 2007.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2007, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware Corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report  filed on Form 10-K for the year ended September 30, 2007.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation (“FIN”) No. 48.  SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  On October 1, 2007, the Company incorporated FIN No. 48 with its existing accounting policy.  FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND SEPTEMBER 30, 2007

At December 31, 2007, the Company’s total assets were $470.5 million, a decrease of $3.7 million from $474.2 million at September 30, 2007.  The decrease was primarily attributable to net repayments in the investment and mortgage-backed securities portfolios aggregating $3.9 million combined with decreases in cash and cash equivalents of $2.2 million, offset in part by an increase in net loans receivable of $2.8 million.  The proceeds from securities repayments in addition to excess cash on hand were used to repay higher cost short-term advances from the Federal Home Loan Bank (FHLB) and to repurchase Company stock.

Total liabilities decreased $2.2 million to $391.1 million at December 31, 2007 from $393.2 million at September 30, 2007.  The decrease was primarily the result of the repayment of FHLB advances which decreased by $6.0 million, from $33.7 million at September 30, 2007 to $27.7 million at December 31, 2007.  Also contributing to the decrease was a $2.0 million decrease in accrued interest payable as interest on certificates of deposit is generally paid annually on December 31.  These decreases were partially offset by a $5.6 million increase in deposits, primarily certificates of deposit.

Stockholders’ equity decreased by $1.5 million to $79.4 million at December 31, 2007 as compared to $81.0 million at September 30, 2007 primarily due to the cost of stock repurchased during the quarter of $1.4 million and the declaration of cash dividends of $547,000, partially offset by net income of $610,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Net income.  Net income was $610,000 for the quarter ended December 31, 2007 as compared to $896,000 for the same period in 2006.  The decrease was primarily due to a $322,000 decrease in net interest income for the quarter ended December 31, 2007 as compared to the same quarter in 2006.

Net interest income.

Net interest income decreased $322,000 or 10.4% to $2.8 million for the three months ended December 31, 2007 as compared to $3.1 million for the same three month period in 2006. The decrease was primarily due to a $300,000 or 8.3% increase in interest expense. Interest income decreased modestly by $22,000, or 0.3%.    The increase in interest expense resulted primarily from a 19 basis point increase to 4.05% in the weighted average rate paid on interest-bearing liabilities, reflecting the increase in market rates of interest during the past year.  Also contributing to the increase in interest expense was a $12.0 million or 3.2% increase in the average balance of interest-bearing liabilities for the three months ended December 31, 2007, as compared to the same three month period in 2006.

For the quarter ended December 31, 2007, the net interest margin was 2.43%, as compared to 2.72% for the comparable period in 2006.  The compression in the net interest margin reflected a rapid increase in the rates paid on interest-bearing liabilities due to their high interest rate sensitivity, combined with a slight decrease in yields earned on interest-earning assets.

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

	Three Months
	Ended December 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$172,485	$2,235	5.18%	$173,251	$2,105	4.86%
Mortgage-backed securities	54,574	724	5.31	54,337	711	5.23
Loans receivable(1)	220,893	3,635	6.58	221,224	3,825	6.92
Other interest-earning assets	8,406	67	3.19	5,192	42	3.24
Total interest-earning assets	456,358	6,661	5.84	454,004	6,683	5.89
Cash and non-interest-bearing balances	4,034			4,389
Other non-interest-earning assets	12,411			11,437
Total assets	$472,803			$469,830
Interest-bearing liabilities:
Savings accounts	$67,486	376	2.23	$75,111	587	3.13
Money market deposit and NOW accounts	90,879	800	3.52	94,210	836	3.55
Certificates of deposit	193,898	2,316	4.78	173,643	1,779	4.10
Total deposits	352,263	3,492	3.97	342,964	3,202	3.73
Advances from Federal Home Loan Bank	30,658	400	5.22	27,973	390	5.58
Advances from borrowers for taxes and
insurance	1,462	2	0.55	1,450	2	0.55
Total interest-bearing liabilities	384,383	3,894	4.05	372,387	3,594	3.86
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,883			5,552
Other liabilities	2,517			4,093
Total liabilities	391,783			382,032
Stockholders' equity	81,020			87,798
Total liabilities and Stockholders' equity	$472,803			$469,830
Net interest-earning assets	$71,975			$81,617
Net interest income; interest rate spread		$2,767	1.79%		$3,089	2.03%
Net interest margin(2)			2.43%			2.72%

Average interest-earning assets to average
interest-bearing liabilities		118.72%			121.92%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provisions for loan losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company’s loan portfolio.  The Company established a provision for loan losses of $75,000 for the quarter ended December 31, 2007, compared to $60,000 for the comparable quarter in 2006.

At December 31, 2007, the Company’s non-performing assets totaled $2.2 million or 0.5% of total assets and consisted of one $2.0 million single-family construction loan and four smaller single-family residential real estate loans aggregating $204,000.   At such date, the allowance for loan losses totaled $1.1 million, or 0.5% of total loans and 48.6% of non-performing loans.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this  Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both December 31, 2007 and September 30, 2007, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate subprime loans.  The Bank's lending standards are discussed in Item 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Non-interest income.  Non-interest income decreased $88,000 for the quarter ended December 31, 2007, as compared to the same period in 2006. Non-interest income was higher in the 2006 period due primarily to the successful recovery of $88,000.  This recovery represented a portion of our losses and legal fees related to a previously disclosed lawsuit which was settled in 2004.

Non-interest expenses.  Non-interest expense decreased modestly by $5,000 for the quarter ended December 31, 2007 compared to the same quarter in 2006.  Decreases in professional fees were offset by increases in advertising and personnel expenses.

Income tax expense.  The effective income tax rate remained relatively constant increasing slightly to 32.1% for the quarter ended December 31, 2007 compared to 32.0% for the quarter ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2007, our cash and cash equivalents amounted to $10.0 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $50.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2007, the Company had $6.2 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $7.0 million and letters of credit outstanding of $95,000 at December 31, 2007.  Certificates of deposit at December 31, 2007 maturing in one year or less totaled $147.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At December 31, 2007, we had $27.7 million in outstanding FHLB advances and we had $256.8 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

At December 31, 2007 the Company had no collateral underlying mortgage-backed securities that would be considered to be subprime loans.  All mortgage-backed securities owned by the Company as of December 31, 2007 possessed the highest possible investment credit rating.

The following table summarizes the Company and Bank’s regulatory capital ratios as of December 31, 2007 and September 30, 2007 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2007:
Tier 1 capital (to average assets)
The Company	16.78%	4.0%	N/A
The Bank	15.52%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	38.07%	4.0%	N/A
The Bank	35.23%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	38.59%	8.0%	N/A
The Bank	35.75%	8.0%	10.0%

September 30, 2007:
Tier 1 capital (to average assets)
The Company	17.08%	4.0%	N/A
The Bank	15.52%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	37.88%	4.0%	N/A
The Bank	34.22%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	38.43%	8.0%	N/A
The Bank	34.77%	8.0%	10.0%

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

However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities designated as held to maturity.  In addition, our interest rate spread and margin have been adversely affected due to the flat yield curve.  Likewise, our unwillingness to originate long-term, fixed-rate residential mortgage loans at low rates has resulted in borrowers in many cases refinancing loans elsewhere, requiring us to reinvest the resulting proceeds from the loan payoffs at low current market rates of interest.   Thus, both of these strategies have increased our interest rate risk.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.8% to 19.0%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 1.0% to 23.6%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC.  For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years.  For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)	$28,239	$53,428	$14,395	$1,370	$68,651	$166,083
Mortgage-backed securities	2,191	6,245	14,496	10,096	24,314	57,342
Loans receivable(3)	54,178	30,248	51,162	33,827	53,334	222,749
Other interest earning assets	6,851	-	-	-	-	6,851
Total interest-earning assets	$91,459	$89,921	$80,053	$45,293	$146,299	$453,025

Interest-bearing liabilities:
Savings accounts	$147	$176	$40,420	$13,473	$13,473	$67,689
Money market deposit and NOW accounts	-	32,910	48,014	5,034	5,034	90,992
Certificates of deposits	60,369	87,022	25,382	23,571	-	196,344
Advances from Federal Home Loan Bank	14,020	60	13,165	148	340	27,733
Advances from borrowers for taxes and insurance	1,817	-	-	-	-	1,817
Total interest-bearing liabilities	$76,353	$120,168	$126,981	$42,226	$18,847	$384,575

Interest-earning assets
less interest-bearing liabilities	$15,106	$(30,247)	$(46,928)	$3,067	$127,452	$68,450

Cumulative interest-rate sensitivity gap (4)	$15,106	$(15,141)	$(62,069)	$(59,002)	$68,450

Cumulative interest-rate gap as a
percentage of total assets at December 31, 2007	3.21%	-3.22%	-13.19%	-12.54%	14.55%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at December 31, 2007	119.78%	92.30%	80.81%	83.87%	117.80%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are stated at amortized cost.

(3)
For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of undisbursed portion of loans-in-process.

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$51,579	$(35,044)	(40.46)%	12.26%	(6.16)%
200	62,984	(23,639)	(27.29)%	14.42%	(4.00)%
100	75,219	(11,404)	(13.17)%	16.57%	(1.85)%
Static	86,623	-	-	18.42%	-
(100)	89,005	2,382	2.75%	18.63%	0.21%
(200)	85,953	(670)	(0.77)%	17.90%	(0.52)%
(300)	83,220	(3,403)	(3.93)%	17.24%	(1.18)%

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

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

Stilwell alleged that the Company’s prospectus used to solicit offers to purchase shares of the Company’s common stock in connection with the mutual holding reorganization of Prudential Savings Bank “promised” that the Stock Plans would be submitted for consideration only by the Company’s public shareholders and not by the MHC which controls a majority of the Company’s issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company (a “promissory estoppel” claim).  Stilwell also alleged that the individual directors violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC could vote its shares on the Stock Plans assuring their approval by shareholders.  In addition, Stilwell asserted claims for “unjust enrichment” and for “disenfranchisement.”  On November 20, 2006, the Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no “promise,” implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim, with respect to the timing of any such vote, is legally insufficient.  On August 15, 2007, the Court ruled that there was no express promise of the sort that would support a promissory estoppel claim, no "unconscionability" of the sort that would support an unjust enrichment claim, and no "fundamental unfairness" of the sort that would support a claim for "disenfranchisement."  The Court also ruled that Stilwell does not have standing to assert claims for breach of fiduciary duty against the directors individually.  Accordingly, the Court dismissed all of the claims against the Company and the individual directors and all but one of the claims against the MHC.  The Court dismissed the claims with prejudice which prevents Stilwell from reasserting such claims in amended form.

The only claim remaining is a breach of fiduciary duty claim asserted against the MHC as majority shareholder.  Discovery has been substantially completed. Trial on the remaining claim has been scheduled to commence in mid-April 2008.

The Company believes Stilwell's remaining claim is without merit and the remaining defendant, the MHC, intends to vigorously defend the case.  However, no prediction can be made as to the outcome of the one remaining claim.

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

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)(2)
October 1 – October 31, 2007	-	$-	-	188,500
November 1 – November 30, 2007	36,200	12.55	36,200	152,300
December 1 – December 31, 2007	71,460	12.54	71,460	80,840

Total	107,660	$12.55	107,660	80,840

Notes to the table

(1)
On August 15, 2007, the Company announced its fifth stock repurchase program to repurchase 230,500 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company.  Such program commenced  in August 2007.

(2)
On January 22, 2008, the Company announced its sixth stock repurchase program to repurchase up to 220,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company.  The program will commence upon completion of the fifth stock repurchase program.  In addition, the Prudential Mutual Holding Company announced that its Board of Directors also approved the purchase of 220,000 shares or approximately 5% of the Company’s common stock held by shareholders other than Prudential Mutual Holding Company.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
10.1	Directors’ Compensation – fiscal 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: February 14, 2008	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: February 14, 2008	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer