Form 10-Q
period 2008-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2008-05-15
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check is smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of May 9, 2008, 11,085,076 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31	September 30,
	2008	2007
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$5,328	$4,133
Interest-bearing deposits	14,055	8,136

Total cash and cash equivalents	19,383	12,269

Investment securities held to maturity (estimated fair value—March 31, 2008, $121,763;
September 30, 2007, $133,693)	120,827	134,782
Investment securities available for sale (amortized cost—March 31, 2008, $36,516;
September 30, 2007, $38,007)	37,139	38,343
Mortgage-backed securities held to maturity (estimated fair value—
March 31, 2008, $43,393; September 30, 2007, $44,213)	42,936	45,534
Mortgage-backed securities available for sale (amortized cost—
March 31, 2008, $15,600; September 30, 2007, $8,492)	15,931	8,549
Loans receivable—net of allowance for loan losses (March 31, 2008, $658;
September 30, 2007, $1,011)	223,785	219,149
Accrued interest receivable:
Loans receivable	1,241	1,264
Mortgage-backed securities	253	234
Investment securities	1,591	2,006
Real Estate Owned	1,598	-
Federal Home Loan Bank stock—at cost	2,063	2,397
Office properties and equipment—net	2,244	2,363
Prepaid expenses and other assets	9,053	7,274
Deferred tax asset-net	193	28
TOTAL ASSETS	$478,237	$474,192
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,735	$4,480
Interest-bearing	369,664	349,558
Total deposits	374,399	354,038
Advances from Federal Home Loan Bank	22,722	33,743
Accrued interest payable	1,791	2,868
Advances from borrowers for taxes and insurance	1,249	1,117
Accounts payable and accrued expenses	2,141	913
Accrued dividend payable	509	552
Total liabilities	402,811	393,231

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 11,087,766 at March 31, 2008; 11,478,366 at September 30, 2007	126	126
Additional paid-in capital	54,911	54,880
Unearned ESOP shares	(3,792)	(3,903)
Treasury stock, at cost: 1,475,984 shares at March 31, 2008;
1,085,384 shares at September 30, 2007	(19,265)	(14,372)
Retained earnings	42,817	43,971
Accumulated other comprehensive income	629	259

Total stockholders' equity	75,426	80,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$478,237	$474,192

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,589	$3,786	$7,224	$7,611
Interest on mortgage-backed securities	757	702	1,480	1,413
Interest and dividends on investments	2,219	2,204	4,522	4,351

Total interest income	6,565	6,692	13,226	13,375

INTEREST EXPENSE:
Interest on deposits	3,478	3,250	6,973	6,453
Interest on borrowings	289	324	689	715

Total interest expense	3,767	3,574	7,662	7,168

NET INTEREST INCOME	2,798	3,118	5,564	6,207

PROVISION FOR LOAN LOSSES	75	15	150	75

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,723	3,103	5,414	6,132

NON-INTEREST INCOME:
Fees and other service charges	133	153	275	298
Impairment charge on investment securities	(1,492)	-	(1,492)	-
Other	80	68	160	233

Total non-interest income (charges)	(1,279)	221	(1,057)	531

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,158	1,147	2,311	2,263
Data processing	129	134	253	253
Professional services	472	215	557	443
Office occupancy	99	94	185	182
Depreciation	83	56	166	118
Payroll taxes	79	81	146	148
Director compensation	65	67	129	138
Other	424	328	778	599

Total non-interest expense	2,509	2,122	4,525	4,144

(LOSS) INCOME BEFORE INCOME TAXES	(1,065)	1,202	(168)	2,519

INCOME TAXES:
Current (benefit) expense	(71)	261	259	563
Deferred (benefit) expense	(312)	(24)	(355)	95

Total income tax (benefit) expense	(383)	237	(96)	658

NET (LOSS) INCOME	$(682)	$965	$(72)	$1,861

BASIC (LOSS) EARNINGS PER SHARE	$(0.06)	$0.08	$(0.01)	$0.16

DILUTED (LOSS) EARNINGS PER SHARE	$(0.06)	$0.08	$(0.01)	$0.16

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961

Comprehensive income:

Net loss					(72)		(72)	(72)

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $317						(615)	(615)	(615)

Reclassification adjustment for
other-than-temporary impairment
net of tax of $507						985	985	985

Comprehensive income								$298

Treasury stock purchased				(4,893)			(4,893)

Cash dividend declared
($.10 per share)					(1,082)		(1,082)

ESOP shares committed to
be released	-	31	111	-	-	-	142

BALANCE, March 31, 2008	$126	$54,911	$(3,792)	$(19,265)	$42,817	$629	$75,426

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

	(Dollars in thousands)

BALANCE, OCTOBER 1, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Comprehensive income:

Net income					1,861		1,861	1,861

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $72						(119)	(119)	(119)

Comprehensive income								$1,742

Treasury stock purchased				(3,415)			(3,415)

Cash dividends declared
($.09 per share)					(1,029)		(1,029)

Cumulative adjustment related to
the adoption of SAB 108					172		172

ESOP shares committed to
be released	-	42	112	-	-	-	154

BALANCE, March 31, 2007	$126	$54,840	$(4,015)	$(9,837)	$43,543	$415	$85,072

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net (loss) income	$(72)	$1,861
Adjustments to reconcile net income to net cash used in
operating activities:
Provision for loan losses	150	75
Depreciation	166	118
Net accretion of premiums/discounts	(40)	(40)
Net accretion of deferred loan fees and costs	(134)	(201)
Impairment charge on investment securities	1,492	-
Amortization of ESOP	142	153
Income from bank owned life insurance	(98)	(106)
Deferred income tax (benefit) expense	(355)	95
Changes in assets and liabilities which used cash:
Accounts payable and accrued expenses	1,228	(603)
Accrued interest payable	(1,077)	(1,345)
Prepaid expenses and other assets	(1,680)	(345)
Accrued interest receivable	419	(127)
Net cash provided by (used in) operating activities	141	(465)
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(57,943)	(14,994)
Purchase of investment available for sale	(2,000)	-
Purchase of mortgage-backed securities held to maturity	-	(1,992)
Purchase of mortgage-backed securities available for sale	(7,842)	-
Loans originated or acquired	(29,964)	(31,872)
Principal collected on loans	23,714	30,861
Principal payments received on mortgage-backed securities:
held-to-maturity	2,621	3,769
available-for-sale	745	336
Proceeds from calls and maturities of investment securities held to maturity	71,903	15,787
Proceeds from calls and maturities of investment available for sale	1,999	-
Net proceeds from redemption of Federal Home Loan Bank stock	334	99
Purchases of equipment	(48)	(28)
Net cash provided by investing activities	3,519	1,966
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts	2,412	(1,286)
Net increase in certificates of deposit	17,949	9,644
Net repayment of advances from Federal Home Loan Bank	(11,021)	(9,020)
Increase in advances from borrowers for taxes and insurance	132	38
Cash dividend paid	(1,125)	(927)
Purchase of treasury stock	(4,893)	(3,415)
Net cash provided by (used in) financing activities	3,454	(4,966)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,114	(3,465)

CASH AND CASH EQUIVALENTS—Beginning of period	12,269	13,428

CASH AND CASH EQUIVALENTS—End of period	$19,383	$9,963
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$8,738	$8,513

Income taxes paid	$667	$653

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$1,598	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Prudential Mutual Holding Company, a Pennsylvania-chartered mutual entity, is the mutual holding company parent of the Company.  Prudential Mutual Holding Company owns 62.3% (6,910,062 shares) of the Company’s outstanding common stock as of March 31, 2008 and must always own at least a majority of the voting stock of the Company.  In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization.  The consolidated financial statements of the Company include the accounts of the Company and the Bank.  In addition, Prudential Mutual Holding Company receives dividends on the common stock of the Company that it holds.  All intercompany balances and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Dividend Payable – On March 19, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on April 28, 2008 to the shareholders of record at the close of business on April 14, 2008 which resulted in a payable of $509,000 at March 31, 2008.  A portion of the cash dividend was payable to Prudential Mutual Holding Company on its shares of the Company’s common stock and totaled $346,000.

Employee Stock Ownership Plan – In fiscal 2005, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of March 31, 2008, the Company had allocated a total of 62,205 shares from the suspense account to participants and committed to release an additional 5,655 shares.  In addition, at such date the amount of the shares of Company common stock held by the ESOP totaled 450,885.  For the six months ended March 31, 2008, the Company recognized $137,000 in compensation expense with respect to the ESOP.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

Comprehensive Income—The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.  For the six months March 31, 2008 and 2007, the only components of comprehensive income were net (loss) income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities.  Comprehensive income totaled $298,000 and $1.7 million for the six months ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements –  On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company  has taken or expects to take on a tax return. The Company adopted FIN 48 on October 1, 2007, and the adoption did not have an impact on the Company’s financial statements.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at March 31, 2008.  As of October 1, 2007, the Company had no unrecognized tax benefits.  The Company’s federal and state income tax returns for taxable years through September 30, 2003 have been closed for purposes of examination by the Internal Revenue Service (the “IRS”) or the Pennsylvania Department of Revenue.  As of March 31, 2008, the Company is not currently being audited by and has no pending disputes with the IRS or the State of Pennsylvania on any tax matters.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB Staff Position (“FSP”) No 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

The Company implemented SAB No. 108 on October 1, 2006 which resulted in an increase in mortgage-backed securities held to maturity of approximately $321,000, an increase in income tax liabilities of approximately $149,000 and a cumulative adjustment to increase retained earnings as of that date by approximately $172,000.  The adjustment relates to two separate accounting entries.  The first entry pertains to the method of accounting that was utilized in past years for the recognition of investment income on mortgage-backed securities.  Prior to fiscal 2006, the Company used the straight line method over the contractual life of the securities rather than using the effective yield method prescribed by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  The impact of this entry was the correction of an understatement of mortgage-backed securities by approximately $321,000 and a corresponding understatement of income tax payable of $109,000 during the quarter ended December 31, 2006. The second entry relates to a write off during the quarter ended December 31, 2006 of a deferred tax asset of approximately $40,000 that was incorrectly accounted for in prior periods.

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

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities.  As of March 31, 2008, the Company did not issue and does not have any outstanding CSEs.

The calculated basic and diluted earnings per share are as follows:

	For the Quarter Ended March 31, 2008		For the Quarter Ended March 31, 2007
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net (loss) income	$(682)	$(682)	$965	$965

Weighted average shares outstanding used in
basic earnings per share computation	10,886,071	10,886,071	11,542,235	11,542,235
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	10,886,071	10,886,071	11,542,235	11,542,235

(Loss) earnings per share - basic and diluted	$(0.06)	$(0.06)	$0.08	$0.08

	For the Six Months Ended March 31, 2008		For the Six Months Ended March 31, 2007
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net (loss) income	$(72)	$(72)	$1,861	$1,861

Weighted average shares outstanding used in
basic earnings per share computation	10,972,074	10,972,074	11,585,158	11,585,158
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	10,972,074	10,972,074	11,585,158	11,585,158

(Loss) earnings per share - basic and diluted	$(0.01)	$(0.01)	$0.16	$0.16

3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$118,377	$948	$(17)	$119,308
Debt securities - Municipal bonds	2,450	6	(1)	2,455

Total securities held to maturity	$120,827	$954	$(18)	$121,763

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$3,000	$1	$(24)	$2,977
FNMA stock	-	3	-	3
Mutual fund	33,490	-	-	33,490
FHLMC preferred stock	26	643	-	669

Total securities available for sale	$36,516	$647	$(24)	$37,139

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$132,332	$109	$(1,159)	$131,282
Debt securities - Municipal bonds	2,450	1	(40)	2,411

Total securities held to maturity	$134,782	$110	$(1,199)	$133,693

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(30)	$2,969
FNMA stock	-	7	-	7
Mutual fund	34,982	-	(1,175)	33,807
FHLMC preferred stock	26	1,534	-	1,560

Total securities available for sale	$38,007	$1,541	$(1,205)	$38,343

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$17	$6,976	$-	$-
Municipal bonds	-	-	1	349

Total securities held to maturity	17	6,976	1	349

Securities available for sale:
U.S. Treasury and Government agencies	24	1,977	-	-
Mutual fund	-	-	-	-

Total securities available for sale	24	1,977	-	-

Total	$41	$8,953	$1	$349

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

At March 31, 2008, securities in a gross unrealized loss position for twelve months or longer consisted of 1 security having an aggregate depreciation of 0.4% from the Company’s amortized cost basis.  Securities in a gross unrealized loss position for less than twelve months consist of 6 securities having an aggregate depreciation of 0.5% from the Company’s amortized cost basis.  The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low risk securities from U.S. government agencies or government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities with stated maturities.

During the three month period ended March 31, 2008, due to continued decline in the market value of the mutual fund investment for a sustained period of time, the loss was deemed “other than temporary” and $1.5 million was recorded as a reduction of non-interest income.  The impairment charge was related to declines in fair value due to interest rate movements and the on-going turmoil being experienced in the mortgage markets leading to significantly reduced investor interest in mortgage-related securities.

On May 7, 2008, the asset manager of the mutual fund investment advised the Company that it has determined to activate the mutual fund’s redemption-in-kind (RIK) provision to protect holders against the possibility that the mutual fund might be forced to liquidate securities at distressed price levels to satisfy redemption requests.  The mutual fund has also advised the Company that it was temporarily discontinuing acceptance of new purchase orders for the fund, except for the reinvestment of dividends.  This action was taken because certain mortgage-related securities held by the mutual fund have been downgraded below the funds investment guidelines applicable to purchases of securities designed for permissible investments by financial institutions.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$2,000	$2,003	$-	$-
Due after one through five years	4,000	4,096	-	-
Due after five through ten years	30,423	30,746	-	-
Due after ten years	84,404	84,918	3,000	2,977

Total	$120,827	$121,763	$3,000	$2,977

Mutual funds had a cost and fair value of $33.5 million as of March 31, 2008.

	September 30, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$6,000	$5,981	$-	$-
Due after one through five years	25,002	24,950	-	-
Due after five through ten years	39,592	39,427	1,000	999
Due after ten years	64,188	63,335	1,999	1,970

Total	$134,782	$133,693	$2,999	$2,969

Mutual funds had a cost of $35.0 million and a fair value of $33.8 million as of September 30, 2007.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$39,989	$592	$(157)	$40,424
FNMA pass-through certificates	1,356	4	-	1,360
FHLMC pass-through certificates	1,591	18	-	1,609

Total securities held to maturity	$42,936	$614	$(157)	$43,393

Securities available for sale
GNMA pass-through certificates	$6,842	$91	$-	$6,933
FNMA pass-through certificates	8,758	240	-	8,998
Total securities available for sale	$15,600	$331	$-	$15,931

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$42,471	$22	$(1,261)	$41,232
FNMA pass-through certificates	1,370	-	(60)	1,310
FHLMC pass-through certificates	1,693	-	(22)	1,671

Total securities held to maturity	$45,534	$22	$(1,343)	$44,213

Securities available for sale
FNMA pass-through certificates	$8,492	$66	$(9)	$8,549
Total securities available for sale	$8,492	$66	$(9)	$8,549

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at March 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(Dollars in thousands)
Securities held to maturity:
GNMA pass-through certificates	$7	$527	$150	$6,251
FNMA pass-through certificates	-	-	-	-
FHLMC pass-through certificates	-	-	-	-

Total	$7	$527	$150	$6,251

At March 31, 2008, all mortgage-backed-securities available-for-sale were in an unrealized gain position.

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

At March 31, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 11 securities having an aggregate depreciation of 2.3% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at March 31, 2008 consists of 1 security with an aggregate depreciation of 1.3% from the Company’s amortized cost basis.  The unrealized losses disclosed above are primarily related to movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, all of the Company’s mortgage-backed securities portfolio consists of low-risk securities issued by U.S.  government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities.  The Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

5.        LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2008	2007
	(Dollars in Thousands)
One-to-four family residential	$166,227	$159,945
Multi-family residential	2,932	4,362
Commercial real estate	19,921	18,019
Construction and land development	51,028	52,429
Commercial business	357	155
Consumer	808	832

Total loans	241,273	235,742

Undisbursed portion of loans-in-process	(17,141)	(15,897)
Deferred loan fees	311	315
Allowance for loan losses	(658)	(1,011)

Net	$223,785	$219,149

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Balance, beginning of period	$1,011	$618
Provision for loan losses	150	75
Charge-offs	(503)	-
Recoveries	-	-

Balance, end of period	$658	$693

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at March 31, 2008 and September 30, 2007 amounted to approximately $297,000 and $2.6 million, respectively.

6.        DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2008		2007

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$68,487	18.3%	$63,675	18.0%
NOW accounts	27,932	7.5	28,895	8.2
Passbook, club and statement savings	69,465	18.6	70,903	20.0
Certificates maturing in six months or less	100,925	27.0	101,615	28.7
Certificates maturing in more than six months	107,590	28.6	88,950	25.1

Total	$374,399	100.0%	$354,038	100.0%

At March 31, 2008 and September 30, 2007, the weighted average cost of deposits was 3.6% and 3.9%, respectively.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31, 2008	September 30, 2007
Deferred tax assets:	(Dollars in thousands)
Securities impairment	$507	$-
Deposit premium	241	265
Allowance for loan losses	259	378
Employee stock ownership plan	94	79
Total	1,101	722
Deferred tax liabilities:
Unrealized gain on available for sale securities	324	134
Property	472	446
Mortgage servicing rights	7	8
Deferred loan fees	105	106
Total	908	694
Net deferred tax asset	$193	$28

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2008, the Company had $11.7 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.5% to 8.5%.  At September 30, 2007, the Company had $10.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.625% to 9.25%.

The Company also had commitments under unused lines of credit of $6.7 million and $7.2 million at March 31, 2007 and September 30, 2007, respectively, and letters of credit outstanding of $95,000 at both March 31, 2008 and September 30, 2007.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2008, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.  For additional information, see Part II, Item I Legal Proceedings in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form in March 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware Corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report  on Form 10-K for the year ended September 30, 2007 filed with the SEC.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND SEPTEMBER 30, 2007

At March 31, 2008, the Company’s total assets were $478.2 million, an increase of $4.0 million from $474.2 million at September 30, 2007.  The increase was primarily attributable to an increase in interest-bearing deposits, mortgage-backed securities available for sale and net loans receivable offset in part by net repayments in the investment and mortgage-backed security portfolios.  Management chose to use the proceeds from these repayments to repay higher cost short-term advances from the Federal Home Loan Bank (FHLB).

Total liabilities increased $9.6 million to $402.8 million at March 31, 2008 from $393.2 million at September 30, 2007.  The increase was primarily due to a $20.4 million increase in deposits, mainly in certificates of deposit.  The increase was offset by the repayment of FHLB advances which decreased by $11.0 million, from $33.7 million at September 30, 2007 to $22.7 million at March 31, 2008.

Stockholders’ equity decreased by $5.5 million to $75.4 million at March 31, 2008 as compared to $81.0 million at September 30, 2007 primarily as a result of the $4.9 million cost of repurchasing 390,600 shares of common stock during the six month period and the declaration of quarterly cash dividends totaling $1.1 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

Net income.  The Company reported a net loss of $682,000 for the quarter ended March 31, 2008 as compared to net income of $965,000 for the same period in 2007.  For the six months ended March 31, 2008, the Company recognized a net loss of $72,000 compared to net income of $1.9 million for the comparable period in 2007.  The net loss reported for both the three and six months ended March 31, 2008 was due to the recognition of a $1.5 million (pre-tax) impairment charge taken with respect to the Company’s $35.0 million investment in a mutual fund. The impairment charge reflected the determination that the decline in fair value in such investment was other than temporary and reflected the continued decline in the value of the underlying mortgage-related securities held by such mutual fund during the first quarter of calendar 2008. The impairment charge was related to declines in fair value due to interest rate movements and the on-going turbulence being experienced in the mortgage markets leading to significantly reduced investor interest in mortgage-related securities.  The impairment charge reduced earnings and earnings per share by $985,000, or $0.09 per share for the three and six month periods ended March 31, 2008.  On May 7, 2008, the asset manager of the mutual fund investment advised the Company that it has determined to activate the mutual fund’s redemption-in-kind (RIK) provision to protect holders against the possibility that the mutual fund might be forced to liquidate securities at distressed price levels to satisfy redemption requests.  The mutual fund has also advised the Company that it was temporarily discontinuing acceptance of new purchase orders for the fund, except for the reinvestment of dividends.  This action was taken because certain mortgage-related securities held by the mutual fund have been downgraded below the funds investment guidelines applicable to purchases of securities designed for permissible investments by financial institutions.

Net interest income.  Net interest income decreased $320,000 or 10.3% to $2.8 million for the three months ended March 31, 2008 as compared to $3.1 million for the same period in 2007. The decrease reflected the effects of a $193,000 or 5.4% increase in interest expense combined with a $127,000 or 1.9% decrease in interest income.    The increase in interest expense resulted primarily from a $15.7 million or 4.2% increase in the average balance of interest-bearing liabilities for the three months ended March 31, 2008, as compared to the same period in 2007.  Also contributing to the increase in interest expense was a 5 basis point increase to 3.88% in the weighted average rate paid on interest-bearing liabilities, due primarily to the continued increase in the average balance of certificates of deposit, which generally pay a higher rate of interest than other deposit products.  The decrease in interest income resulted primarily from a 17 basis point decrease in the weighted average yield earned on such assets to 5.77% for the quarter ended March 31, 2008 from the comparable period in 2007, partially offset by a $4.5 million or 1.0% increase in the average balance of interest-earning assets for the three months ended March 31, 2008, as compared to the same period in 2007.

For the six months ended March 31, 2008, net interest income decreased $643,000 or 10.4% to $5.6 million as compared to $6.2 million for the same period in 2007. The decrease was due to the combined effects of a $494,000 or 6.9% increase in interest expense and a $149,000 or 1.1% decrease in interest income.  The increase in interest expense resulted primarily from a $13.8 million or 3.7% increase in the average balance of interest-bearing liabilities for the six months ended March 31, 2008, as compared to the same period in 2007.  Also contributing to the increase in interest expense was a 12 basis point increase to 3.97% in the weighted average rate paid on interest-bearing liabilities, due primarily to the continued increase in the average balance of certificates of deposit, which generally pay a higher rate of interest than other deposit products.    The decrease in interest income resulted primarily from an 11 basis point decrease in the weighted average yield earned on such assets to 5.80% for the six months ended March 31, 2008 from the comparable period in 2007 partially offset by a $3.4 million or 0.8% increase in the average balance of interest-earning assets for the six months ended March 31, 2008, as compared to the same period in 2007.

For the quarter ended March 31, 2008, the net interest margin was 2.46%, as compared to 2.77% for the comparable period in 2007.  For the six months ended March 31, 2008, the net interest margin was 2.44%, as compared to 2.74% for the comparable period in 2007.  The compression in the net interest margin primarily reflected an increase in the rate paid on the interest-bearing liabilities combined with a decrease in the yield earned on interest-earning assets.  The decline in the yield earned on interest-earning assets reflected in large part the effects of the decline in market rates of interest in recent periods.

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

	Three Months
	Ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$167,103	$2,174	5.20%	$171,141	$2,153	5.03%
Mortgage-backed securities	57,086	757	5.30	53,732	702	5.23
Loans receivable(1)	223,496	3,589	6.42	220,080	3,786	6.88
Other interest-earning assets	7,667	45	2.35	5,868	51	3.48
Total interest-earning assets	455,352	6,565	5.77	450,821	6,692	5.94
Cash and non-interest-bearing balances	4,723			4,883
Other non-interest-earning assets	12,254			11,300
Total assets	$472,329			$467,004
Interest-bearing liabilities:
Savings accounts	$66,526	399	2.40	$72,223	526	2.91
Money market deposit and NOW accounts	91,741	748	3.26	95,909	837	3.49
Certificates of deposit	204,218	2,329	4.56	179,347	1,884	4.20
Total deposits	362,485	3,476	3.84	347,479	3,247	3.74
Advances from Federal Home Loan Bank	24,254	289	4.77	23,611	324	5.49
Advances from borrowers for taxes and
insurance	1,820	2	0.44	1,782	3	0.67
Total interest-bearing liabilities	388,559	3,767	3.88	372,872	3,574	3.83
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,807			4,850
Other liabilities	723			2,181
Total liabilities	394,089			379,903
Stockholders' equity	78,240			87,101
Total liabilities and stockholders' equity	$472,329			$467,004
Net interest-earning assets	$66,793			$77,949
Net interest income; interest rate spread		$2,798	1.89%		$3,118	2.11%
Net interest margin(2)			2.46%			2.77%

Average interest-earning assets to average
interest-bearing liabilities		117.19%			120.91%
_____________________________________

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Six Months
	Ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$169,794	$4,411	5.20%	$172,196	$4,258	4.95%
Mortgage-backed securities	55,830	1,480	5.30%	54,035	1,413	5.23%
Loans receivable(1)	222,195	7,224	6.50%	220,652	7,611	6.90%
Other interest-earning assets	8,037	111	2.76%	5,530	93	3.36%
Total interest-earning assets	455,856	13,226	5.80%	452,413	13,375	5.91%
Cash and non-interest-bearing balances	4,379			4,636
Other non-interest-earning assets	12,333			11,368
Total assets	$472,568			$468,417
Interest-bearing liabilities:
Savings accounts	$67,006	776	2.32%	$73,667	1,114	3.02%
Money market deposit and NOW accounts	91,310	1,548	3.39%	95,060	1,673	3.52%
Certificates of deposit	199,059	4,645	4.67%	176,495	3,662	4.15%
Total deposits	357,375	6,969	3.90%	345,222	6,449	3.74%
Advances from Federal Home Loan Bank	27,456	689	5.02%	25,792	715	5.54%
Advances from borrowers for taxes and
insurance	1,641	4	0.49%	1,614	4	0.50%
Total interest-bearing liabilities	386,472	7,662	3.97%	372,628	7,168	3.85%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,845			5,201
Other liabilities	1,619			3,138
Total liabilities	392,936			380,967
Stockholders' equity	79,630			87,450
Total liabilities and Stockholders' equity	$472,566			$468,417
Net interest-earning assets	$69,384			$79,785
Net interest income; interest rate spread		$5,564	1.84%		$6,207	2.06%
Net interest margin(2)			2.44%			2.74%

Average interest-earning assets to average
interest-bearing liabilities		117.95%			121.41%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provisions for loan losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company established a provision for loan losses of $75,000 for the quarter ended March 31, 2008 and $150,000 for the six month period ended March 31, 2008 as compared to $15,000 and $75,000 for the comparable periods in 2007.  The provisions in the 2008 periods were primarily increased due to a $2.1 million single family construction loan which became real estate owned during the quarter ended March 31, 2008 through execution of a deed in lieu of foreclosure.    At the time the loan was re-classified as real estate owned, the allowance was charged $68,000 to record the asset at its fair value.

At March 31, 2008, the Company’s non-performing assets totaled $1.9 million, or 0.4% of total assets and consisted of the one real estate owned property noted above recorded at $1.6 million and four single-family residential real estate loans totaling $297,000.   The allowance for loan losses totaled $658,000, or 0.3% of total loans and 221.55% of non-performing loans at March 31, 2008.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this  Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both March 31, 2008 and September 30, 2007, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate subprime loans.  The Bank's lending standards are discussed in Item 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Non-interest income (charges).  Non-interest income decreased by $1.5 million and $1.6 million, respectively, for the three and six month periods of 2008 compared with the same periods in 2007.  The decrease was due to the previously mentioned $1.5 million non-cash impairment charge related to the determination that the decline in value of the Company’s $35.0 million mutual fund portfolio was other than temporary.  The Company attributes the decrease in the Net Asset Value of the investment to a widening of the spreads in the bond market for mortgage related securities due to instability in the mortgage markets.  The impairment charge was related to declines in fair value due to interest rate movements and the significant reduction in investor interest in mortgage-related securities in recent periods.  As of May 12, 2008, the fair value of the fund shares held by the Company decreased by approximately an additional $843,000 (pre-tax).   The Company investment in the mutual fund earned an annualized return of 4.9% for the six months ended March 31, 2008 before giving effect to the impairment charge.

Non-interest expenses.  For the quarter and six months ended March 31, 2008, non-interest expense increased $387,000 and $381,000, respectively, compared to the same periods in the prior year.  The increases were primarily due to increases in professional fees and other non-interest expenses.  The majority of the increase in professional fees and other non-interest expense was related to expenses associated with the defense of a previously disclosed lawsuit commenced in October 2006 by a shareholder, Stilwell Value Partners I, L.P., and increased costs incurred in connection with being a public company.  As of March 31, 2008, claims for $348,000 which have not yet been evaluated by the insurance carrier have been submitted for reimbursement which related to expenses incurred by the Company in defense of this lawsuit.  In prior quarters, a substantial portion of the legal expenses were reimbursed by the insurance carrier.  Any reimbursement from the insurance carrier with respect to such claims would be recorded as a reduction in non-interest expense in the period received.

Income tax expense.  The Company recognized income tax benefits for the quarter and six months ended March 31, 2008 of $383,000 and $96,000, respectively, compared to income tax expense of $237,000 and $658,000, respectively, for the quarter and six months ended March 31, 2007.   The recognition of income tax benefits in the 2008 periods was primarily due to the net loss before taxes incurred as a result of the write-down of the value of the Company’s mutual fund portfolio

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2008, our cash and cash equivalents amounted to $19.4 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $53.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2008, the Company had $11.7 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.7 million and letters of credit outstanding of $95,000 at March 31, 2008.  Certificates of deposit at March 31, 2008 maturing in one year or less totaled $153.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At March 31, 2008, we had $22.7 million in outstanding FHLB advances and we had $258.0 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

At March 31, 2008, the Company had no collateral underlying mortgage-backed securities that would be considered to be subprime loans.  All mortgage-backed securities owned by the Company as of March 31, 2008 possessed the highest possible investment credit rating excluding certain mortgage-related securities held by the mutual fund which have been downgraded below the funds investment guidelines applicable to purchases of securities designed for permissible investments by financial institutions.

The following table summarizes the Company and Bank’s regulatory capital ratios as of March 31, 2008 and September 30, 2007 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

March 31, 2008:
Tier 1 capital (to average assets)
The Company	15.84%	4.0%	N/A
The Bank	14.65%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	35.90%	4.0%	N/A
The Bank	32.46%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	36.36%	8.0%	N/A
The Bank	32.91%	8.0%	10.0%

September 30, 2007:
Tier 1 capital (to average assets)
The Company	17.08%	4.0%	N/A
The Bank	15.52%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	37.88%	4.0%	N/A
The Bank	34.22%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	38.43%	8.0%	N/A
The Bank	34.77%	8.0%	10.0%

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

●	we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction and land development loans;

●	we have invested in securities with “step-up” rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula; and

●	we have maintained moderate levels of short-term liquid assets.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.8% to 20.0%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.9% to 62.5%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC.  For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years.  For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)	$29,646	$19,723	$11,073	$0	$96,901	$157,343
Mortgage-backed securities	2,760	7,490	15,028	10,411	22,847	58,536
Loans receivable(3)	40,660	39,982	60,238	35,275	47,977	224,132
Other interest earning assets	16,118	-	-	-	-	16,118
Total interest-earning assets	$89,184	$67,195	$86,339	$45,686	$167,725	$456,129

Interest-bearing liabilities:
Savings accounts	$333	$228	$40,124	$13,375	$13,375	$67,435
Money market deposit and NOW accounts	-	34,243	49,385	5,048	5,048	93,724
Certificates of deposits	52,180	100,760	30,058	25,506	-	208,504
Advances from Federal Home Loan Bank	9,020	62	13,170	130	340	22,722
Advances from borrowers for taxes and insurance	1,249	-	-	-	-	1,249
Total interest-bearing liabilities	$62,782	$135,293	$132,737	$44,059	$18,763	$393,634

Interest-earning assets
less interest-bearing liabilities	$26,402	$(68,098)	$(46,398)	$1,627	$148,962	$62,495

Cumulative interest-rate sensitivity gap (4)	$26,402	$(41,696)	$(88,094)	$(86,467)	$62,495

Cumulative interest-rate gap as a
percentage of total assets at March 31, 2008	5.52%	-8.72%	-18.42%	-18.08%	13.07%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at March 31, 2008	142.05%	78.95%	73.37%	76.93%	115.88%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of March 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$41,222	$(38,789)	(48.48)%	9.68%	(6.97)%
200	53,327	(26,684)	(33.35)%	12.03%	(4.62)%
100	66,874	(13,137)	(16.42)%	14.47%	(2.18)%
Static	80,011	-	-	16.65%	-
(100)	82,292	2,281	2.85%	16.85%	0.20%
(200)	79,071	(940)	(1.17)%	16.10%	(0.55)%
(300)	77,365	(2,646)	(3.31)%	15.65%	(1.00)%

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

ITEM 4T. CONTROLS AND PROCEDURES

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

The only claim remaining is a breach of fiduciary duty claim asserted against the MHC as majority shareholder.  Discovery has been substantially completed. Trial on the remaining claim has been scheduled to commence in June 2008.

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

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)(2)
January 1 – January 31, 2008	34,000	$12.34	34,000	266,840
February 1 – February 29, 2008	25,100	12.54	25,100	241,740
March 1 - March 31, 2008	223,840	12.55	223,840	17,900

Total	282,940	$12.52	282,940	17,900

______________________
Notes to the table

(1)
On August 15, 2007, the Company announced its fifth stock repurchase program to repurchase 230,500 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company.  Such program commenced in August 2007 and was completed during March 2008.

(2)
On January 22, 2008, the Company announced its sixth stock repurchase program to repurchase up to 220,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company.  The program commenced upon completion of the fifth stock repurchase program.  In addition, the Prudential Mutual Holding Company announced that its Board of Directors also approved the purchase of 220,000 shares or approximately 5% of the Company’s common stock held by shareholders other than Prudential Mutual Holding Company.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On February 4, 2008, the Company held its annual meeting of shareholders and submitted two proposals to shareholders on behalf of the Company’s Board of Directors  (the election of directors and the ratification of the appointment of the Company’s independent registered public accounting firm for fiscal 2008).  Shareholders of record as of December 19, 2007, received proxy materials and were considered eligible to on these  proposals at the annual meeting.  At the annual meeting, 11,393,306 shares of common stock of the Company were outstanding on the record date and eligible to be voted at the meeting. The Stilwell Group conducted a solicitation in opposition to the nominees for re-election as directors nominated by the Company’s Board of Directors and in connection therewith solicited proxies withholding votes in favor of management’s nominees.  The Stilwell Group did not oppose the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. Members of the Company’s Board of Directors not up for election and continuing in office after the annual meeting were John P. Judge, Thomas A. Vento, Jerome R. Balka, Esq. and A.J. Fanelli.

A total of 10,564,723 shares of common were present in person or by proxy at the annual meeting.  The following is a brief summary of each proposal and the result of the vote at the annual meeting:

1.	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors:

Nominees	For	Withheld
Francis V. Mulcahy	7,849,602	2,715,121
Joseph W. Packer, Jr.	7,646,365	2,918,358

2.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2008.

For	Against	Abstain
10,537,451	22,153	5,119

There were no broker non-votes at the annual meeting

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: May 15,2008	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer