Form 10-Q
period 2008-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2008-08-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of August 8, 2008, 11,069,866 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	September 30,
	2008	2007
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$4,882	$4,133
Interest-bearing deposits	8,949	8,136

Total cash and cash equivalents	13,831	12,269

Investment securities held to maturity (estimated fair value—June 30, 2008, $122,959;
September 30, 2007, $133,693)	124,018	134,782
Investment securities available for sale (amortized cost—June 30, 2008, $3,026;
September 30, 2007, $38,007)	3,351	38,343
Mortgage-backed securities held to maturity (estimated fair value—
June 30, 2008, $40,325; September 30, 2007, $44,213)	41,533	45,534
Mortgage-backed securities available for sale (amortized cost—
June 30, 2008, $48,264; September 30, 2007, $8,492)	47,858	8,549
Loans receivable—net of allowance for loan losses (June 30, 2008, $770;
September 30, 2007, $1,011)	233,481	219,149
Accrued interest receivable:
Loans receivable	1,239	1,264
Mortgage-backed securities	369	234
Investment securities	1,918	2,006
Real estate owned	1,651	-
Federal Home Loan Bank stock—at cost	2,507	2,397
Office properties and equipment—net	2,212	2,363
Prepaid expenses and other assets	7,371	7,274
Deferred tax asset-net	181	28
TOTAL ASSETS	$481,520	$474,192
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,782	$4,480
Interest-bearing	369,707	349,558
Total deposits	374,489	354,038
Advances from Federal Home Loan Bank	30,711	33,743
Accrued interest payable	2,720	2,868
Advances from borrowers for taxes and insurance	1,944	1,117
Accounts payable and accrued expenses	627	913
Accrued dividend payable	531	552
Total liabilities	411,022	393,231

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 11,069,866 at June 30, 2008; 11,478,366 at September 30, 2007	126	126
Additional paid-in capital	54,923	54,880
Unearned ESOP shares	(3,736)	(3,903)
Treasury stock, at cost: 1,493,884 shares at June 30, 2008;
1,085,384 shares at September 30, 2007	(19,481)	(14,372)
Retained earnings	38,719	43,971
Accumulated other comprehensive income	(53)	259

Total stockholders' equity	70,498	80,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$481,520	$474,192

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,539	$3,792	$10,764	$11,402
Interest on mortgage-backed securities	895	692	2,375	2,105
Interest and dividends on investments	2,031	2,262	6,552	6,613

Total interest income	6,465	6,746	19,691	20,120

INTEREST EXPENSE:
Interest on deposits	3,247	3,355	10,220	9,807
Interest on borrowings	256	387	945	1,102

Total interest expense	3,503	3,742	11,165	10,909

NET INTEREST INCOME	2,962	3,004	8,526	9,211

PROVISION (RECOVERY) FOR LOAN LOSSES	112	(20)	262	55

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,850	3,024	8,264	9,156

NON-INTEREST INCOME:
Fees and other service charges	136	165	411	463
Impairment charge on investment securities	-	-	(1,492)	-
Loss on redemption of investment securities, net	(4,016)	-	(4,016)	-
Other	82	97	242	331

Total non-interest income (charges)	(3,798)	262	(4,855)	794

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,115	1,173	3,426	3,436
Data processing	124	117	377	370
Professional services	(130)	17	427	460
Office occupancy	90	85	275	267
Depreciation	84	54	250	173
Payroll taxes	62	61	209	208
Director compensation	77	60	206	198
Other	491	286	1,268	885

Total non-interest expense	1,913	1,853	6,438	5,997

(LOSS) INCOME BEFORE INCOME TAXES	(2,861)	1,433	(3,029)	3,953

INCOME TAXES:
Current expense	339	501	599	1,065
Deferred expense (benefit)	364	(45)	8	50

Total income tax expense	703	456	607	1,115

NET (LOSS) INCOME	$(3,564)	$977	$(3,636)	$2,838

BASIC (LOSS) EARNINGS PER SHARE	$(0.33)	$0.09	$(0.33)	$0.25

DILUTED (LOSS) EARNINGS PER SHARE	$(0.33)	$0.09	$(0.33)	$0.25

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961

Comprehensive income and loss:

Net loss					(3,636)		(3,636)	(3,636)

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $669						(1,297)	(1,297)	(1,297)

Reclassification adjustment for
other-than-temporary impairment
net of tax of $507						985	985	985

Comprehensive loss								$(3,948)

Treasury stock purchased				(5,109)			(5,109)

Cash dividend declared
($.15 per share)					(1,616)		(1,616)

ESOP shares committed to
be released	-	43	167	-	-	-	210

BALANCE, June 30, 2008	$126	$54,923	$(3,736)	$(19,481)	$38,719	$(53)	$70,498

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income

	(Dollars in thousands)

BALANCE, OCTOBER 1, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Comprehensive income:

Net income					2,838		2,838	2,838

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $166						(301)	(301)	(301)

Comprehensive income								$2,537

Treasury stock purchased				(6,148)			(6,148)

Cash dividends declared
($.14 per share)					(1,586)		(1,586)

Cumulative adjustment related to
the adoption of SAB 108					172		172

ESOP shares committed to
be released	-	62	168	-	-	-	230

BALANCE, June 30, 2007	$126	$54,860	$(3,959)	$(12,570)	$43,963	$233	$82,653

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net (loss) income	$(3,636)	$2,838
Adjustments to reconcile net income to net cash used in
operating activities:
Provision for loan losses	262	55
Depreciation	250	173
Net accretion of premiums/discounts	(80)	(54)
Net accretion of deferred loan fees and costs	(228)	(269)
Impairment charge on investment securities	1,492	-
Loss on redemption of investment securities	4,016	-
Amortization of ESOP	210	230
Income from bank owned life insurance	(149)	(158)
Deferred income tax expense	8	50
Changes in assets and liabilities which used cash:
Accounts payable and accrued expenses	(286)	1,693
Accrued interest payable	(148)	(419)
Prepaid expenses and other assets	345	(1,239)
Accrued interest receivable	38	(436)
Net cash provided by operating activities	2,094	2,464
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(74,923)	(23,991)
Purchase of investment available for sale	(2,000)	-
Purchase of mortgage-backed securities held to maturity	-	(1,992)
Purchase of mortgage-backed securities available for sale	(16,634)	(1,901)
Loans originated or acquired	(53,384)	(54,093)
Principal collected on loans	37,367	50,199
Principal payments received on mortgage-backed securities:
held-to-maturity	4,035	5,550
available-for-sale	1,656	507
Proceeds from calls and maturities of investment securities held to maturity	85,694	20,872
Proceeds from calls and maturities of investment available for sale	1,999	-
Proceeds from redemption of investment available for sale	4,367	-
Net purchases of Federal Home Loan Bank stock	(110)	(221)
Purchases of equipment	(99)	(555)
Net cash used in investing activities	(12,032)	(5,625)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts	4,137	(8,377)
Net increase in certificates of deposit	16,314	15,136
Net (repayment) borrowings of advances from Federal Home Loan Bank	(3,032)	969
Increase in advances from borrowers for taxes and insurance	827	696
Cash dividend paid	(1,637)	(1,494)
Purchase of treasury stock	(5,109)	(6,148)
Net provided by financing activities	11,500	782

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,562	(2,379)

CASH AND CASH EQUIVALENTS—Beginning of period	12,269	13,428

CASH AND CASH EQUIVALENTS—End of period	$13,831	$11,049
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$11,313	$11,329

Income taxes paid	$767	$978

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$1,651	$-

Mortgage-backed securities received through redemption in kind	$24,755	$-

Commitments to purchase investment securities	$-	$1,000

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2008

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Prudential Mutual Holding Company, a Pennsylvania-chartered mutual entity, is the mutual holding company parent of the Company.  Prudential Mutual Holding Company owns 62.9% (6,957,062 shares) of the Company’s outstanding common stock as of June 30, 2008 and must always own at least a majority of the voting stock of the Company.  In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization.  The consolidated financial statements of the Company include the accounts of the Company and the Bank.  In addition, Prudential Mutual Holding Company receives dividends on the common stock of the Company that it holds.  All intercompany balances and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Dividend Payable – On June 18, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on July 28, 2008 to the shareholders of record at the close of business on July 14, 2008 which resulted in a payable of $531,000 at June 30, 2008.  A portion of the cash dividend was payable to Prudential Mutual Holding Company on the shares of the Company’s common stock it holds and totaled $348,000.

Employee Stock Ownership Plan – In fiscal 2005, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of June 30, 2008, the Company had allocated a total of 62,205 shares from the suspense account to participants and committed to release an additional 11,310 shares.  In addition, at such date the amount of the shares of Company common stock held by the ESOP totaled 450,885.  For the nine months ended June 30, 2008, the Company recognized $202,000 in compensation expense with respect to the ESOP.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. A total of 408,500 shares have been repurchased during the nine month period ended June 30, 2008.

Comprehensive Income—The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.  For the nine months June 30, 2008 and 2007, the only components of comprehensive income were net (loss) income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities.  The Company recognized a comprehensive loss totaling $3.9 million for the nine months ended June 30, 2008 and comprehensive income of $2.5 million for the nine months ended June 30, 2007.

Recent Accounting Pronouncements –  On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company  has taken or expects to take on a tax return. The Company adopted FIN 48 and related FASB Staff Position FIN 48-1 on October 1, 2007, and the adoption did not have an impact on the Company’s financial statements.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at June 30, 2008.  As of October 1, 2007, the Company had no unrecognized tax benefits.  The Company’s federal and state income tax returns for taxable years through September 30, 2003 have been closed for purposes of examination by the Internal Revenue Service (the “IRS”) or the Pennsylvania Department of Revenue.  As of June 30, 2008, the Company is not currently being audited by and has no pending disputes with the IRS or the State of Pennsylvania on any tax matters.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007, thus the effective date for the Company will be October 1, 2008.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB Staff Position (“FSP”) No 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  The Statement provides companies with an option to report selected financial assets and liabilities at fair value.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007; thus, the effective date for the Company will be October 1, 2008.  Early adoption is permitted under certain circumstances.  The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective sixty days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS No. 162 will have an impact on its financial condition or results of operations as it is not expected to change its current practices.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities.  As of June 30, 2008, the Company did not issue and did not have any outstanding CSEs.

The calculated basic and diluted earnings per share are as follows:

	For the Quarter Ended June 30, 2008		For the Quarter Ended June 30, 2007
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net (loss) income	$(3,564)	$(3,564)	$977	$977

Weighted average shares outstanding used in
basic earnings per share computation	10,812,296	10,812,296	11,325,265	11,325,265
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	10,812,296	10,812,296	11,325,265	11,325,265

(Loss) earnings per share - basic and diluted	$(0.33)	$(0.33)	$0.09	$0.09

	For the Nine Months Ended June 30, 2008		For the Nine Months Ended June 30, 2007
	Basic	Diluted	Basic	Diluted
	(Dollars in thousands except per share data)
Net (loss) income	$(3,636)	$(3,636)	$2,838	$2,838

Weighted average shares outstanding used in
basic earnings per share computation	10,879,946	10,879,946	11,498,527	11,498,527
Effect of CSEs	-	-	-	-
Adjusted weighted average shares used in
diluted earnings per share computation	10,879,946	10,879,946	11,498,527	11,498,527

(Loss) earnings per share - basic and diluted	$(0.33)	$(0.33)	$0.25	$0.25

3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$121,568	$243	$(1,284)	$120,527
Debt securities - Municipal bonds	2,450	1	(19)	2,432

Total securities held to maturity	$124,018	$244	$(1,303)	$122,959

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$3,000	$1	$(86)	$2,915
FNMA stock	-	2	-	2
FHLMC preferred stock	26	408	-	434

Total securities available for sale	$3,026	$411	$(86)	$3,351

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$132,332	$109	$(1,159)	$131,282
Debt securities - Municipal bonds	2,450	1	(40)	2,411

Total securities held to maturity	$134,782	$110	$(1,199)	$133,693

Securities available for sale:
Debt securities - U.S. Treasury securities
and securities of U.S. Government agencies	$2,999	$-	$(30)	$2,969
FNMA stock	-	7	-	7
Mutual fund	34,982	-	(1,175)	33,807
FHLMC preferred stock	26	1,534	-	1,560

Total securities available for sale	$38,007	$1,541	$(1,205)	$38,343

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$1,284	$81,111	$-	$-
Municipal bonds	8	807	11	339

Total securities held to maturity	1,292	81,918	11	339

Securities available for sale:
U.S. Treasury and Government agencies	86	1,914	-	-

Total securities available for sale	86	1,914	-	-

Total	$1,378	$83,832	$11	$339

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

At June 30, 2008, securities in a gross unrealized loss position for twelve months or longer consisted of 1 security having an aggregate depreciation of 3.2% from the Company’s amortized cost basis.  Securities in a gross unrealized loss position for less than twelve months consist of 62 securities having an aggregate depreciation of 1.6% from the Company’s amortized cost basis.  The unrealized losses disclosed above are primarily related to movements in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low-risk securities from U.S. government agencies or government sponsored enterprises.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities with stated maturities.

In connection with reporting results of operations for the quarter ended March 31, 2008, the Company announced that its $35.0 million investment in the mutual fund reflected above was impaired due to the determination that the decline in fair value was other than temporary. As a result of such determination, the Company recognized a $1.5 million pre-tax charge for the March 2008 quarter. The decline in the net asset value (“NAV”) reflected the decline in fair value of the underlying mortgage-related securities held by such fund and the ongoing turbulence being experienced in the mortgage and bond markets. Subsequent to March 31, 2008, the NAV of the fund continued to decline significantly. In May 2008, the asset manager of the mutual fund advised the Company that it had activated the redemption in kind provisions. Due to the continued decline in the NAV of the fund and the manager's decision to activate the redemption in kind provision, the Bank redeemed its shares in the form of cash and securities. As a result, the Bank received approximately $4.3 million in cash and $24.7 million of securities based on its representative interest in the securities held by the mutual fund.  The securities received in the redemption are classified as mortgage-backed securities available for sale. The decline in the NAV and a subsequent impairment charge of the securities held by the fund resulted in a pre-tax charge of $4.0 million for the quarter ended June 30, 2008.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	2,440	2,491	-	-
Due after five through ten years	44,975	44,777	1,000	1,000
Due after ten years	76,603	75,691	2,000	1,915

Total	$124,018	$122,959	$3,000	$2,915

	September 30, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$6,000	$5,981	$-	$-
Due after one through five years	25,002	24,950	-	-
Due after five through ten years	39,592	39,427	1,000	999
Due after ten years	64,188	63,335	1,999	1,970

Total	$134,782	$133,693	$2,999	$2,969

           Mutual fund had a cost of $35.0 million and a fair value of $33.8 million as of September 30, 2007.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$38,656	$34	$(1,203)	$37,487
FNMA pass-through certificates	1,350	-	(59)	1,291
FHLMC pass-through certificates	1,527	20	-	1,547
Total securities held to maturity	$41,533	$54	$(1,262)	$40,325

Securities available for sale
GNMA	$11,629	$-	$(244)	$11,385
FNMA	18,504	186	(137)	18,553
FHLMC	1,874	41	(1)	1,914
Non agency	16,257	27	(278)	16,006
Total securities available for sale	$48,264	$254	$(660)	$47,858

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$42,471	$22	$(1,261)	$41,232
FNMA pass-through certificates	1,370	-	(60)	1,310
FHLMC pass-through certificates	1,693	-	(22)	1,671

Total securities held to maturity	$45,534	$22	$(1,343)	$44,213

Securities available for sale
FNMA pass-through certificates	$8,492	$66	$(9)	$8,549
Total securities available for sale	$8,492	$66	$(9)	$8,549

  The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at June 30, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:	(Dollars in thousands)
GNMA pass-through certificates	$755	$29,120	$448	$5,782
FNMA pass-through certificates	59	1,291
FHLMC pass-through certificates	-	-	-	-

Total securities held to maturity	$814	$30,411	$448	$5,782

Securities available for sale:
GNMA	$244	$8,495	$-	$-
FNMA	137	5,681	-	-
FHLMC	1	439	-	-
Non agency	278	7,078	-	-

Total securities available for sale	$660	$21,693	$-	$-

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

At June 30, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 11 securities having an aggregate depreciation of 7.2% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at June 30, 2008 consisted of 131 securities with an aggregate depreciation of 2.6% from the Company’s amortized cost basis.  The unrealized losses disclosed above are primarily related to movements in market interest rates as they relate to the U.S. government sponsored enterprises securities portfolio; however, some of the market declines in the non-agency mortgage-backed securities portfolio relate to the turbulence in the mortgage industry.  The non- agency securities were acquired through the redemption in-kind of a The Company’s investment in a mutual fund as described in note 3.  Of the securities acquired through the redemption in-kind, 92.5% of the securities are rated at investment grade.  Of these rated securities, 99% have an “A” rating, while 1% have a “B” rating.  All of the securities, including those below investment grade, as of June 30, 2008 were performing according to their contractual terms.  If held to maturity, the contractual principal and interest payments of such securities are expected to be received in full. The Company has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Based on the above, management believes that the unrealized losses are temporary. The determination of whether a decline in market value is temporary is a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

5.        LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2008	2007
	(Dollars in Thousands)
One-to-four family residential	$179,368	$159,945
Multi-family residential	2,900	4,362
Commercial real estate	19,901	18,019
Construction and land development	45,667	52,429
Commercial business	431	155
Consumer	953	832
Total loans	249,220	235,742

Undisbursed portion of loans-in-process	(15,360)	(15,897)
Deferred loan fees	391	315
Allowance for loan losses	(770)	(1,011)
Net	$233,481	$219,149

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$1,011	$618
Provision for loan losses	262	55
Charge-offs	(503)	(2)
Recoveries	-	-

Balance, end of period	$770	$671

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at June 30, 2008 and September 30, 2007 amounted to approximately $118,000 and $2.6 million, respectively.

6.        DEPOSITS

Deposits consist of the following major classifications:

	June 30		September 30,
	2008		2007

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$69,798	18.6%	$63,675	18.0%
NOW accounts	28,330	7.6	28,895	8.2
Passbook, club and statement savings	69,481	18.6	70,903	20.0
Certificates maturing in six months or less	108,401	28.9	101,615	28.7
Certificates maturing in more than six months	98,479	26.3	88,950	25.1

Total	$374,489	100.0%	$354,038	100.0%

At June 30, 2008 and September 30, 2007, the weighted average cost of deposits was 3.4% and 3.9%, respectively.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2008	2007
Deferred tax assets:	(Dollars in thousands)
Unrealized loss on available for sale securities	$27	$-
Deposit premium	229	265
Allowance for loan losses	242	378
Captial loss carryforward	1,873	-
Real estate owned expenses	20	-
Employee stock ownership plan	102	79

Total deferred tax assets	2,493	722
Valuation allowance	(1,696)	-
Total deferred tax assets, net of valuation allowance	797	722

Deferred tax liabilities:
Unrealized gain on available for sale securities	-	134
Property	477	446
Mortgage servicing rights	7	8
Deferred loan fees	132	106

Total	616	694

Net deferred tax asset	$181	$28

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the sale of the mutual fund is considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance in the amount of $1.7 million for the carryforward period.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2008, the Company had $7.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.5% to 8.5%.  At September 30, 2007, the Company had $10.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.625% to 9.25%.

The Company also had commitments under unused lines of credit of $6.1 million and $7.2 million at June 30, 2007 and September 30, 2007, respectively, and letters of credit outstanding of $95,000 at both June 30, 2008 and September 30, 2007.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2008, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form which was completed in March 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest in investment and mortgage-backed securities primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities owned by the Bank were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report  on Form 10-K for the year ended September 30, 2007 (“2007 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect borrower ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, the amount of our exposure at default, the amount and timing of expected future cash flows on affected loans, the value of collateral, estimated losses on our commercial, construction and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

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

Other Than Temporary Impairment on Investments. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

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

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation (“FIN”) No. 48.  SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  On October 1, 2007, the Company incorporated FIN No. 48 into its existing accounting policy.  FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement.

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

Market Overview. The market dislocations experienced in the financial market during 2007 have continued throughout 2008. One of the primary sources for the difficulties in the market is the slump in the housing market throughout the country. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves.

The Federal Reserve has lowered interest rates 325 basis points since September 2007. The Company has managed to maintain a relatively stable interest rate spread, quarter to quarter, while deposit pricing remains intensely competitive in our market place. Capital strength and preservation has also become a priority while the Company has been judiciously repurchasing shares at attractive pricing, but not to the detriment of our healthy equity position and capital adequacy.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended June 30, 2008.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND SEPTEMBER 30, 2007

At June 30, 2008, the Company’s assets totaled $481.5 million, an increase of $7.3 million from $474.2 million at September 30, 2007.  The increase was primarily attributable to an increase in net loans receivable of $14.3 million offset in part by a net decrease in the investment and mortgage-backed security portfolios due primarily to repayments.

Total liabilities increased $17.8 million to $411.0 million at June 30, 2008 from $393.2 million at September 30, 2007.  The increase was primarily due to a $20.5 million increase in deposits, mainly in certificates of deposit.  The increase in deposits was partially offset by the repayment of FHLB advances which decreased by $3.0 million, from $33.7 million at September 30, 2007 to $30.7 million at June 30, 2008.

Stockholders’ equity decreased by $10.5 million to $70.5 million at June 30, 2008 as compared to $81.0 million at September 30, 2007 primarily as a result of the $5.1 million cost of repurchasing 408,500 shares of common stock during the nine month period ended June 30, 2008, the net loss of $3.6 million and the declaration of quarterly cash dividends totaling $1.6 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

Net income.  The Company reported a net loss of $3.6 million for the quarter ended June 30, 2008 as compared to net income of $977,000 for the same period in 2007.  For the nine months ended June 30, 2008, the Company recognized a net loss of $3.6 million compared to net income of $2.8 million for the comparable period in 2007.  The net loss reported for both the three and nine months ended June 30, 2008 was due to the recognition of an impairment charge taken in the quarter ended March 31, 2008 with respect to the Company’s $35.0 million investment in a mutual fund which was previously disclosed and the subsequent loss incurred in connection with the redemption of the Company’s investment in the fund in June 2008.  The fiscal year to date after tax loss related to the impairment charge and redemption was approximately $5.5 million, of which $4.5 million was recognized during the quarter ended June 30, 2008.

Net interest income.  Net interest income decreased modestly by $42,000 or 1.4% for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease reflected the effects of a $281,000 or 4.2% decrease in interest income partially offset by a $239,000 or 6.4% decrease in interest expense.  The decrease in interest income resulted from a 31 basis point decrease in the weighted average yield earned on interest-earning assets to 5.62% for the quarter ended June 30, 2008 from the comparable period in 2007 partially offset by a $4.7 million or 1.0% increase in the average balance of such assets for the three months ended June 30, 2008, as compared to the same period in 2007.  The decrease in interest expense resulted from a 41 basis point decrease to 3.55% in the weighted average rate paid on interest-bearing liabilities partially offset by a $16.4 million or 4.3% increase in the average balance of interest-bearing liabilities for the three months ended June 30, 2008, as compared to the same period in 2007.

For the nine months ended June 30, 2008, net interest income decreased $684,000 or 7.4% to $8.5 million as compared to $9.2 million for the same period in 2007. The decrease was due to the combined effects of a $429,000 or 2.1% decrease in interest income and a $255,000 or 2.3% increase in interest expense.  The decrease in interest income resulted from an 18 basis point decrease in the weighted average yield earned on interest-earning assets to 5.74% for the nine months ended June 30, 2008 from the comparable period in 2007 partially offset by a $3.8 million or 0.8% increase in the average balance of such assets for the nine months ended June 30, 2008 as compared to the same period in 2007.  The increase in interest expense resulted from a $14.7 million or 3.9% increase in the average balance of interest-bearing liabilities for the nine months ended June 30, 2008, as compared to the same period in 2007, partially offset by a 5 basis point decrease to 3.83% in the weighted average rate paid on interest-bearing liabilities.

For the quarter ended June 30, 2008, the net interest margin was 2.58%, as compared to 2.64% for the comparable period in 2007.  For the nine months ended June 30, 2008, the net interest margin was 2.49%, as compared to 2.71% for the comparable period in 2007.  The compression in the net interest margin for the nine month period primarily reflected a decrease in the yield earned on interest-earning assets.  For the quarter, the compression in net interest margin was primarily due to a decrease in net interest-earning assets.  The decline in the yield earned on interest-earning assets reflected in large part the effects of the decline in market rates of interest in recent periods.

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

	Three Months
	Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$162,801	$2,018	4.96%	$175,293	$2,231	5.09%
Mortgage-backed securities	62,567	895	5.72	53,318	692	5.19
Loans receivable(1)	228,195	3,539	6.20	222,409	3,792	6.82
Other interest-earning assets	6,354	13	0.82	4,246	31	2.92
Total interest-earning assets	459,917	6,465	5.62	455,266	6,746	5.93
Cash and non-interest-bearing balances	4,432			3,936
Other non-interest-earning assets	14,734			11,520
Total assets	$479,083			$470,722
Interest-bearing liabilities:
Savings accounts	$66,353	443	2.67	$70,847	469	2.65
Money market deposit and NOW accounts	94,316	627	2.66	92,993	832	3.58
Certificates of deposit	208,196	2,175	4.18	184,617	2,052	4.45
Total deposits	368,865	3,245	3.52	348,457	3,353	3.85
Advances from Federal Home Loan Bank	24,001	256	4.27	28,043	387	5.52
Advances from borrowers for taxes and
insurance	1,577	2	0.51	1,553	2	0.52
Total interest-bearing liabilities	394,443	3,503	3.55	378,053	3,742	3.96
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,882			4,895
Other liabilities	4,825			3,267
Total liabilities	404,150			386,215
Stockholders' equity	74,933			84,507
Total liabilities and stockholders' equity	$479,083			$470,722
Net interest-earning assets	$65,474			$77,213
Net interest income; interest rate spread		$2,962	2.07%		$3,004	1.97%
Net interest margin(2)			2.58%			2.64%

Average interest-earning assets to average
interest-bearing liabilities		116.60%			120.42%

_____________________________________

(1) Includes non-accrual loans.  Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$167,463	$6,427	5.12%	$173,228	$6,490	5.00%
Mortgage-backed securities	58,076	2,375	5.45%	53,796	2,105	5.22%
Loans receivable(1)	224,195	10,764	6.40%	221,238	11,402	6.87%
Other interest-earning assets	7,476	125	2.23%	5,102	123	3.21%
Total interest-earning assets	457,210	19,691	5.74%	453,364	20,120	5.92%
Cash and non-interest-bearing balances	4,396			4,403
Other non-interest-earning assets	13,132			11,419
Total assets	$474,738			$469,186
Interest-bearing liabilities:
Savings accounts	$66,788	1,219	2.43%	$72,727	1,582	2.90%
Money market deposit and NOW accounts	92,312	2,175	3.14%	94,371	2,505	3.54%
Certificates of deposit	202,105	6,820	4.50%	179,202	5,714	4.25%
Total deposits	361,205	10,214	3.77%	346,300	9,801	3.77%
Advances from Federal Home Loan Bank	26,304	945	4.79%	26,542	1,102	5.54%
Advances from borrowers for taxes and
insurance	1,620	6	0.74%	1,595	6	0.50%
Total interest-bearing liabilities	389,129	11,165	3.83%	374,437	10,909	3.88%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,857			5,099
Other liabilities	2,688			3,181
Total liabilities	396,674			382,717
Stockholders' equity	78,064			86,469
Total liabilities and Stockholders' equity	$474,738			$469,186
Net interest-earning assets	$68,081			$78,927
Net interest income; interest rate spread		$8,526	1.91%		$9,211	2.04%
Net interest margin(2)			2.49%			2.71%

Average interest-earning assets to average
interest-bearing liabilities		117.50%			121.08%

(1) Includes non-accrual loans.  Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.

Provisions for loan losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company established a provision for loan losses of $112,000 for the quarter ended June 30, 2008 and $262,000 for the nine-month period ended June 30, 2008 as compared to a credit of $20,000 and a provision of $55,000, respectively, for the comparable periods in 2007.  The provisions in the 2008 periods primarily increased due to issues surrounding two assets. One was a $2.1 million single-family construction loan which became real estate owned during the quarter ended March 31, 2008 through execution of a deed in lieu of foreclosure which resulted in a $68,000 charge to the allowance for loan losses for the quarter ended March 31, 2008 and an increase in the provision for such period. The other credit was a $3.0 million construction loan reflecting Prudential Savings’ participation interest in a $14.9 million construction loan to build a 40-unit high-rise condominium project in Center City, Philadelphia which has experienced payment delinquencies. In addition, based on an updated appraisal, the value of the real estate collateralizing the loan has declined.  Although construction on the project is nearing completion, the project is behind schedule.  Another financial institution is the lead lender on the loan. The loan was not classified as non-performing as of June 30, 2008.

At June 30, 2008, the Company’s non-performing assets totaled $1.8 million, or 0.37% of total assets and primarily consisted of the one real estate owned property noted above recorded at $1.7 million.   The allowance for loan losses totaled $770,000, or 0.3% of total loans and 652.5% of non-performing loans at June 30, 2008.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this  Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both June 30, 2008 and September 30, 2007, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate subprime loans.  The Bank's lending standards are discussed in Item 1 of the 2007 Form 10-K.

Non-interest income (charges).  Non-interest income decreased by $4.1 million and $5.6 million, respectively, for the three and nine month periods of 2008 compared with the same periods in 2007.  The decreases were due to the previously disclosed impairment charge in the second quarter and subsequent redemption in the third quarter of the Company’s $35.0 million investment in a mutual fund portfolio.  Due to the continued decline in the net asset value of the fund and the manager’s decision to activate the redemption in kind provision, Prudential Savings redeemed its shares in the form of approximately $24.7 million in mortgage-backed securities and $4.3 million in cash.  Through the redemption in June 2008, the Company incurred a pre-tax charge to earnings of approximately $3.6 million on a fiscal year to date basis.  After receipt of the securities, the Company recorded an additional pre-tax charge of $1.9 million based on market valuations provided by independent pricing services on the securities received in the redemption.  The securities acquired are classified as available for sale.

Non-interest expenses.  For the quarter and nine months ended June 30, 2008, non-interest expense increased $60,000 and $441,000, respectively, compared to the same periods in the prior year.  The increases were primarily due to increases in advertising expenses, expenses related to the real estate owned property, and expenses related to internal control evaluations and testing mandated by the Sarbanes-Oxley Act.  Offsetting the increase was a decrease in professional fees due to reimbursements from the Company’s insurance carrier for legal expenses incurred in prior quarters associated with the defense of the previously disclosed lawsuit commenced in October 2006 by a shareholder, Stilwell Value Partners I, L.P.

Income tax expense.  The Company recognized income tax expense for the quarter and nine months ended June 30, 2008 of $703,000 and $607,000, respectively, compared to income tax expense of $456,000 and $1.1 million, respectively, for the quarter and nine months ended June 30, 2007.  Tax expense was recorded in the current periods despite incurring losses before taxes due to a conservative tax position taken by the Company based on the uncertainty of the recognition of the tax benefits associated with the redemption of the Company’s investment in the mutual fund investment as capital loss deductions are limited to the extent of capital gains recognized over the five years subsequent to the investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2008, our cash and cash equivalents amounted to $13.8 million.  In addition, our available for sale investment and mortgage-backed securities had an aggregate fair value of $51.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2008, the Company had $7.6 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.1 million and letters of credit outstanding of $95,000 at June 30, 2008.  Certificates of deposit at June 30, 2008 maturing in one year or less totaled $145.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At June 30, 2008, we had $30.7 million in outstanding FHLB advances and we had $232.2 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

All mortgage-backed securities purchased by the Company as of June 30, 2008 possessed the highest possible investment credit rating. However, of the securities acquired through the redemption in-kind during June 2008, 92.5% of the securities are rated at investment grade. Of these rated securities, 99% have an “A” rating, while 1% have a “B” rating. All of the securities, including those below investment grade, as of June 30, 2008 were performing according to their contractual terms.

The following table summarizes the Company and Bank’s regulatory capital ratios as of June 30, 2008 and September 30, 2007 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2008:
Tier 1 capital (to average assets)
The Company	14.73%	4.0%	N/A
The Bank	13.68%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	32.27%	4.0%	N/A
The Bank	29.98%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	32.71%	8.0%	N/A
The Bank	30.42%	8.0%	10.0%

September 30, 2007:
Tier 1 capital (to average assets)
The Company	17.08%	4.0%	N/A
The Bank	15.52%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	37.88%	4.0%	N/A
The Bank	34.22%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	38.43%	8.0%	N/A
The Bank	34.77%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.7% to 14.4%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.6% to 51.5%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC.  For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years.  For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)	1,000	999	3,000	440	121,605	$127,044
Mortgage-backed securities	11,195	13,451	11,732	16,962	36,457	89,797
Loans receivable(3)	34,135	40,146	59,282	37,679	62,618	233,860
Other interest earning assets	11,456					11,456
Total interest-earning assets	$57,786	$54,596	$74,014	$55,081	$220,680	$462,157

Interest-bearing liabilities:
Savings accounts	$529	$54	$40,324	$13,441	$13,441	$67,789
Money market deposit and NOW accounts	-	34,701	50,082	5,127	5,127	95,037
Certificates of deposits	57,446	87,622	34,247	27,565	-	206,880
Advances from Federal Home Loan Bank	17,021	64	13,177	109	340	30,711
Advances from borrowers for taxes and insurance	1,944					1,944
Total interest-bearing liabilities	$76,940	$122,441	$137,830	$46,242	$18,908	$402,361

Interest-earning assets
less interest-bearing liabilities	$(19,154)	$(67,845)	$(63,816)	$8,839	$201,772	$59,796

Cumulative interest-rate sensitivity gap (4)	$(19,154)	$(86,999)	$(150,815)	$(141,976)	$59,796

Cumulative interest-rate gap as a
percentage of total assets at June 30, 2008	-3.98%	-18.07%	-31.32%	-29.48%	12.42%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at June 30, 2008	75.11%	56.37%	55.28%	62.97%	114.86%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of June 30, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$31,720	$(45,433)	(58.89)%	7.54%	(8.48)%
200	45,181	(31,972)	(41.44)%	10.28%	(5.74)%
100	60,401	(16,752)	(21.71)%	13.14%	(2.88)%
Static	77,153	-	-	16.02%	-
(100)	85,731	8,578	11.12%	17.29%	1.27%
(200)	84,147	6,994	9.07%	16.84%	0.82%
(300)	81,764	4,611	5.98%	16.25%	0.23%

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

PART II

Item 1. Legal Proceedings

On October 4, 2006, Stilwell Value Partners I, L.P. (“Stilwell”), a shareholder in Prudential Bancorp, Inc. of Pennsylvania (the “Company”), filed suit in the United States District Court for the Eastern District of Pennsylvania against the Company, Prudential Mutual Holding Company (the “MHC”), and each of the directors of the Company and the MHC seeking injunctions preventing MHC from participating in any shareholder vote to consider the adoption, by the Company, of proposed stock option and stock recognition and retention plans (collectively, the “Stock Plans”) or, if injunctions were not entered, damages.

Stilwell alleged that the Company’s prospectus used to solicit offers to purchase shares of the Company’s common stock in connection with the mutual holding reorganization of Prudential Savings Bank (the “Bank”) “promised” that the Stock Plans would be submitted for consideration only by the Company’s public shareholders and not by the MHC which controls a majority of the Company’s issued and outstanding shares of common stock and that Stilwell relied on such promise in determining to invest in the common stock of the Company (a “promissory estoppel” claim).  Stilwell also alleged that the individual directors violated their fiduciary duties to Stilwell by delaying the consideration of the Stock Plans until such time that MHC could vote its shares for the Stock Plans, thereby assuring their approval by shareholders.  In addition, Stilwell asserted claims for “unjust enrichment” and for “disenfranchisement.”  The Company, the MHC and the director defendants filed a motion to dismiss the complaint, asserting, among other things, that the prospectus contained no “promise,” implied or otherwise, that the MHC would never vote on the adoption of the Stock Plans and that the breach of fiduciary duty claim with respect to the timing of any such vote was legally insufficient.  On August 15, 2007, the Court granted the motion to dismiss in significant part, ruling that there was no express promise of the sort that would support a promissory estoppel claim, no "unconscionability" of the sort that would support an unjust enrichment claim, and no "fundamental unfairness" of the sort that would support a claim for "disenfranchisement."  The Court also ruled that Stilwell did not have standing to assert claims for breach of fiduciary duty against the directors individually.  Accordingly, the Court dismissed, with prejudice, all of the claims against the Company and the individual directors and all but one of the claims against the MHC.

In the one claim remaining after the August 15, 2007 opinion, Stilwell alleged that the MHC had breached duties it owed as the majority shareholder of the Company in connection with the timing of the shareholder vote on the Stock Plans and would breach such duties, were it to vote for approval of the plans.  Both Stilwell and MHC moved for a summary judgment on that claim.  On April 25, 2008, Stilwell’s motion was denied and MHC’s motion was granted in part.  Stilwell asked the Court to reconsider its ruling.  On May 21, 2008, the Court denied Stilwell’s motion for reconsideration.  The next day, Stilwell voluntarily dismissed, with prejudice, its breach of fiduciary duty claim against the MHC.

On June 11, 2008, Stilwell appealed to the United States Court of Appeals for the Third Circuit from the August 15, 2007 orders dismissing the promissory estoppel, unjust enrichment, and disenfranchisement claims.  The appeal is pending.

As previously disclosed, on May 14, 2008, Stilwell made written demand that the Company prevent the directors of the Company from violating their fiduciary duties to the Company by implementing the Stock Plans without the approval of a majority of the minority shareholders.  Stilwell also demanded that the directors be required to reimburse the Company for the costs of defense of the Stilwell lawsuit.  Finally, Stilwell demanded that the Company’s board of directors require director John Judge to resign, or that they remove him from the board, because, in Stilwell’s opinion, Mr. Judge was no longer able to function as a director due to health reasons.

Mr. Judge resigned from the boards of directors of the Company, the MHC, and the Bank, effective June 18, 2008. Mr. Judge indicated that his decision to resign was the result of the consideration of both his health and that of his spouse and was also to avoid the expense and unpleasantness that would be occasioned by defending himself against the allegations made by Stilwell in its demand letter.

The Company’s board is evaluating the remainder of Stilwell’s demands and anticipates responding to them in the near future.

Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2008	2,170	$12.10	2,170 -	15,730
May 1 – May 31, 2008	15,730	12.03	15,730	-
June 1 - June 30, 2008	-	-	-	-

Total	17,900	$12.04	17,900	-
____________________
Notes to the table

(1)
On January 22, 2008, the Company announced its sixth stock repurchase program to repurchase up to 220,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company (the “MHC”).  The program commenced upon completion of the fifth stock repurchase program.  The program was completed during May 2008.  In addition, the MHC announced that its Board of Directors also approved the purchase of 220,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC.  As of June 30, 2008, The MHC had purchased 47,000 shares at an average cost of $12.12 per share.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: August 14,2008	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer