Form 10-K
period 2008-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2008-12-29
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2008

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

Registrant’s telephone number: (including area code) (215) 755-1500

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $12.25 on March 31, 2008, the last business day of the Registrant’s second quarter was $42,576,108 (11,087,766 shares outstanding less 7,612,165 shares held by affiliates at $12.25 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

          As of the close of business on December 18, 2008 there were 11,069,866 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

Prudential Bancorp, Inc. of Pennsylvania and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2008

PART I

Item 1. Business

General

          Our Company, Prudential Bancorp, Inc. of Pennsylvania (the “Company” or “Prudential Bancorp”), is a Pennsylvania corporation which was organized as a mid-tier holding company for our bank, Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the “Bank” or “Prudential Savings Bank”). Our Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2008, the Company, on a consolidated basis, had total assets of approximately $489.3 million, total deposits of approximately $376.8 million, and total stockholders’ equity of approximately $68.9 million.

          The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in March 2005. Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. As of September 30, 2008, Prudential Mutual Holding Company owns 63.4% (7,023,062 shares) of the Company’s outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

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

          We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans and construction and land development loans in our market area. Traditionally, our Bank focused on originating or purchasing fixed-rate, long-term single-family residential mortgage loans for portfolio. In recent years, we have substantially increased our involvement in construction and land development lending. Such loans typically have higher yields as compared to single-family residential mortgage loans and have adjustable rates of interest and/or shorter terms to maturity. As a result of such emphasis, our construction and land development loans grew from $39.2 million or 22.6% of the total loan portfolio at September 30, 2004 to $82.8 million or 32.3% of our total loan portfolio at September 30, 2006. However 2007 and 2008 saw a decline in our construction and land development loans to $42.6 million, or 16.5% of total loans at September 30, 2008. As long as market conditions are favorable for this activity, we would expect such lending to continue in the future. See Asset Quality section.

          The investment and mortgage-backed securities portfolio has decreased over the last several years from $225.8 million at September 30, 2006 to $218.4 million at September 30, 2008 as a portion of the maturing and called securities have been reinvested into the loan portfolio, in particular one-to four-family residential loans. A significant portion of our investment securities consist of debt and mortgage-backed securities with Government Sponsored Enterprises (“GSEs”) or with U.S. government agencies. At September 30, 2008, our $218.4 million of investment and mortgage-backed securities had an aggregate gross unrealized loss of $4.6 million due to fluctuations in market rates of interest and turbulence in the mortgage industry.

          In addition to offering loans and deposits we also offer, on an agency basis, securities and insurance products to our customers through an affiliation with a third-party broker-dealer.

          At September 30, 2008, our total non-performing assets amounted to $5.5 million, or 1.13% of total assets. The largest component consists of two construction loans totaling $3.6 million and a real estate owned property of $1.5 million. Non-performing assets have increased from a low point in 2006 of $151,000, or ..03% of total assets as there has been deterioration of the real estate market in the Philadelphia area since that time. Loan charge-offs were $504,000, $2,000 and $-0- for fiscal years ended 2008, 2007 and 2006 respectively. The charge-off in the 2008 period represented a decline in the market value of the real estate owned property as it was transferred from the construction loan portfolio. We recorded provision expense of $1.1 million during fiscal 2008 based on management’s evaluation of the loan portfolio. At September 30, 2008, the ratio of our allowance for loan losses to non-performing loans was 39.4% increasing from 39.0% at September 30, 2007. See Asset Quality section.

          Our executive offices are located at 1834 Oregon Avenue, Philadelphia, Pennsylvania and our telephone number is (215) 755-1500.

Market Area and Competition

          Our primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County. We also conduct business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia. We also make loans in contiguous counties in southern New Jersey. This area is referred to as the Delaware Valley region. The Philadelphia metropolitan area is one of the leading regions for biotech and pharmaceutical research with many of the largest pharmaceutical companies maintaining a presence in the region. It is also a major health care area with a number of teaching and research hospitals being operated.

          During 2008, the Philadelphia has been affected by the downturn in the economy. Manufacturers and retailers reported declines. Overall credit quality on bank loans deteriorated and residential real estate sales, construction activity, and commercial real estate investment declined. This deterioration in the economy led to an increase in the allowance for loan losses. See Asset Quality section.

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

Lending Activities

          General. At September 30, 2008, our net loan portfolio totaled $244.0 million or 49.9% of total assets. Historically, our principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family” homes secured by properties located in our market area. While we have been making construction loans to developers and homebuilders for more than 25 years, we substantially increased our construction and land development lending activities from fiscal 2000 to 2006, however at September 30, 2008, such loans had decreased 48.5% from 2006 levels. We also originate, to a lesser degree, multi-family and commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans.

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

          Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$191,344	74.02%	$159,945	67.85%	$155,454	60.69%	$135,394	67.22%	$124,085	71.54%
Multi-family residential	2,801	1.08%	4,362	1.85%	5,074	1.98%	2,541	1.26%	3,181	1.84%
Commercial real estate	20,518	7.94%	18,019	7.64%	11,339	4.42%	9,875	4.90%	5,608	3.23%
Construction and land development	42,634	16.49%	52,429	22.24%	82,800	32.33%	52,093	25.86%	39,217	22.61%
Total real estate loans	257,297	99.53%	234,755	99.58%	254,667	99.42%	199,903	99.24%	172,091	99.22%
Commercial business loans	465	0.18%	155	0.07%	234	0.09%	188	0.09%	145	0.08%
Consumer loans	739	0.29%	832	0.35%	1,239	0.49%	1,347	0.67%	1,206	0.70%
Total loans	258,501	100.00%	235,742	100.00%	256,140	100.00%	201,438	100.00%	173,442	100.00%
Less:
Undisbursed portion of construction loans in process	13,515		15,897		36,257		25,824		21,338
Deferred loan fees	(574)		(315)		(153)		(35)		(19)
Allowance for loan losses	1,591		1,011		618		558		558
Net loans	$243,969		$219,149		$219,418		$175,091		$151,565

(1)	Includes home equity loans and lines of credit of $14.4 million and $4.9 million respectively as of September 30, 2008.

During the 2008 period, our one-to four-family residential loans increased while the construction loan portfolio decreased as market conditions became less favorable for construction lending.

          Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of September 30, 2008, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four Family Residential	Multi-family Residential	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2008 in:
One year or less	$1,443	$129	$738	$35,234	$207	$63	$37,814
After one year through two years	3,186	—	342	7,400	—	16	10,944
After two years through three years	4,113	—	1,543	—	—	122	5,778
After three years through five years	8,756	327	1,570	—	7	382	11,042
After five years through ten years	27,790	1,195	13,815	—	251	—	43,051
After ten years through fifteen years	91,775	1,113	2,417	—	—	156	95,461
After fifteen years	54,281	37	93	—	—	—	54,411
Total	$191,344	$2,801	$20,518	$42,634	$465	$739	$258,501

          The following table shows the dollar amount of all loans due after one year from September 30, 2008, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One- to four-family residential (1)	$173,474	$16,427	$189,901
Multi-family residential	2,672	—	2,672
Commercial real estate	17,867	1,913	19,780
Construction and land development	—	7,400	7,400
Commercial business	258	—	258
Consumer	627	49	676
Total	$194,898	$25,789	$220,687

(1)	Includes home equity loans and lines of credit.

          The Company originations one, three, and five year adjustable rate mortgages. None of these mortgages have artificially low initial interest rates commonly known as “teaser rates”.

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

          Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by our board of directors. The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this Annual Report on Form 10-K by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both September 30, 2008 and September 30, 2007, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history. Prudential Savings Bank does not originate subprime loans.

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

          We have sold participation interests in construction and land development loans originated by us to other institutions in our market area. In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family loans originated which had interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. At September 30, 2008, our recourse exposure was approximately $64,000. When we have sold participation interests, it has been done without recourse. We generally have sold participation interests in loans only when a loan would exceed our loan-to-one borrower limits. With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.

          Under applicable Pennsylvania law, we are permitted to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and reserve for loan losses. At September 30, 2008, the Bank’s loans to one borrower limit was approximately $9.9 million. At September 30, 2008, our three largest loans to one borrowers and related entities amounted to $8.3 million, $7.8 million, and $7.1 million. All of such loans were performing in accordance with their terms and primarily consist of loans to fund single-family residential condominium construction projects. For more information on such loans, see “Construction and Land Development Lending”.

          The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2008	2007	2006
	(In Thousands)
Loan originations:
One- to four-family residential	$51,289	$28,538	$46,368
Multi-family residential	—	2,167	2,631
Commercial real estate	3,124	6,401	1,365
Construction and land development	15,933	27,464	40,257
Commercial business	5,464	6,393	920
Consumer	773	366	455
Total loan originations	76,583	71,329	91,996
Loans purchased	—	—	—
Total loans originated & acquired	76,583	71,329	91,996
Loans sold	—	—	—
Loan principal repayments	50,932	71,550	47,943
Total loans sold and principal repayments	50,932	71,550	47,943
(Decrease) or increase due to other items, net (1)	(831)	(48)	274
Net increase in loan portfolio	$24,820	$(269)	$44,327

(1)
Other items consist of loans in process, deferred fees and the allowance for loan losses. The 2008 balance consisted primarily of the $1.1 loan loss provision offset by a $253,000 amortization of deferred loan fee income.

          One- to Four-Family Residential Mortgage Lending. Our primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in our market area. Our single-family residential mortgage loans are obtained through our lending department and branch personnel and through correspondents. The balance of such loans increased from $124.1 million, or 71.5 % of total loans at September 30, 2004 to $191.3 million, or 74.0% of total loans at September 30, 2008.

          Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one- to four-family residential mortgage loans are accepted only at our main office. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program. We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years. We also offer adjustable rate mortgage (“ARM”) and Balloon loans. However, due to local market conditions, our originations of such loans have been limited in recent years. At September 30, 2008, $15.0 million, or 8.9%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

          Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $14.4 million and $8.9 million, respectively, at September 30, 2008. The unused portion of home equity lines was $4.0 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% at time of origination or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% at time of origination or less. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% at time of origination or less. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been recent decline in some collateral values, our conservative underwriting guidelines have minimized our exposure in that regard.

          Construction and Land Development Lending. We have been an active originator of construction and land development loans for more than 25 years. Our construction loan efforts in recent years have been a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates. However, since 2006, our construction loan portfolio has decreased as market conditions made these loans less desirable due to a weakening of the real estate market which has caused slower sales and reduced housing prices in certain instances. We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects. Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties. At September 30, 2008, our construction and loan development loans amounted to $42.6 million, or 16.5% of our total loan portfolio. This amount includes $13.5 million of undisbursed loans in process (of which $2.2 million relates to participation interests we have sold). Our construction loan portfolio has decreased substantially since September 30, 2006 when construction loans amounted to $82.8 million or 32.3% of our total loan portfolio.

          A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of condominium projects, single-family homes and small to medium-sized residential subdivisions. Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. One or two six-month extensions may be provided for at our option and upon payment of a fee by the borrower. These extensions are used as an incentive to the borrower to finish the project in a rapid manner in order to avoid additional fees. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and our policies do not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves can be a benefit to the Company as the loans are generally kept current, although there is a risk of the Company not being aware of deterioration in the borrowers’ financial condition. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Our construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of our construction loans are secured by properties located in Philadelphia and Chester Counties, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia. In addition, we have sold participation interests in a number of our larger construction projects, generally retaining at least a 25% interest. Such sales do not provide for any recourse against the Bank.

         Set forth below is a brief description of our five largest construction loans.

          Our largest construction and development loan is a $20.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer. We sold participation interests totaling $17.5 million to five other local financial institutions in connection with the closing of the loan in late 2004 and in subsequent years. We also received additional collateral from the borrower consisting of condominium units in another project with an estimated value of $4.6 million at the time such collateral was pledged. The project involves the conversion of an existing building into a mixed-use building which will contain, when completed, loft condominiums above one floor of retail space. The current loan covers the initial phase of the project, representing 133 units. The project also involves the construction of both indoor and outdoor parking lots. The loan has a 36-month term with payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime plus 1% with a floor of 5.0% with certain provisions for extensions. The Bank’s outstanding loan balance (with respect to its interest) at September 30, 2008 was approximately $1.5 million with the total loan balance at such date amounting to approximately $12.2 million. During July 2006, we extended an additional loan of $9.0 million for the second phase of the project. The new loan terms call for payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime plus 1% with a floor of 5.0%. The new loan will mature in 36 months from the date of the original loan. During 2006, we sold participation interests related to the additional loan totaling $5.7 million to three other local financial institutions. The Bank’s outstanding loan balance (with respect to its interest) at September 30, 2008 was approximately $1.8 million with the total loan balance at such date amounting to approximately $4.7 million. As of November 2008, construction work has been substantially completed. There are 66 units that have been settled and sold, 7 units under agreement of sale, 31 units pending refinance as rental properties as a means of paying down the construction loans during a period when sales have slowed due to current market conditions. Based on the slower than originally anticipated sales, the loan has been classified as “Special Mention”.

          In October 2005, we extended a $5.0 million loan, also for the conversion of an existing building located in Philadelphia into condominiums. The limited partnership is operated by a Philadelphia-based construction company. The project involves the conversion of the existing building into 34 loft condominium units with outside parking. The loan has a 24 month term with interest only due during the term and a floating interest rate indexed to the Wall Street Journal prime plus 1%. The loan has a floor of 5.0%. The loan agreement incorporates one six month extension upon the payment of a fee equal to .5% of the outstanding balance as of the date of the extension. The loan-to-value ratio at the date of origination was approximately 73%. During 2008, the loan maturity was extended until May 2009. We retained the entire interest in the loan. At the date hereof, the outstanding loan balance was approximately $4.5 million and there have been seven units sold and three units under agreement of sale. Sales have been slowed due to current market conditions. As of November 2008, construction is approximately 85% complete.

          In June 2006 we extended a $4.0 million construction and land development loan to a local developer to convert an existing building into 16 condominium units with underground parking located in Philadelphia. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 7.75%. The loan to value ratio of the loan was approximately 69% at the date of origination without consideration of additional collateral. The additional collateral was 15 real estate properties with equity of approximately $2.3 million. At September 30, 2008, the outstanding balance of the Bank’s loan was approximately $2.3 million. Construction has been behind schedule primarily due to delays in obtaining permits, which have subsequently been resolved. Although no loss is anticipated on the project due in part to the strong collateral position, the loan has been classified as substandard due to the construction delays.

          In May 2005 we purchased a $3.0 million interest in a $12.8 million construction and land development loan to a local limited partnership for the acquisition, development, and construction of an 11 story elevator equipped condominium building containing 40 units with parking for 37 vehicles located in Philadelphia. Another financial institution is acting as the lead lender. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 0.50%, with certain provisions for extensions. During 2007, the loan maturity was extended until October 2008. As of November 2008, the outstanding balance of the Bank’s portion of the loan remains $3.0 million. During 2008, the loan experienced payment delinquencies. In addition, based on an updated appraisal, the value of the real estate collateralizing the loan has declined. Although the project is substantially complete, a $36,000 specific reserve has been established on the loan based on the recent appraisal. The developer of the property and the lead lender have elected to rent the units until such time as market conditions improve.

          In September 2007 we purchased a $5.0 million interest in a $15.0 million construction and land development loan to a local limited partnership for the acquisition, development, and construction of a shopping center in Bucks County, Pennsylvania. Another financial institution is acting as the lead lender. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 0.25%, with certain provisions for extensions. As of September 30, 2008, the outstanding balance of the Bank’s portion of the loan was $1.5 million. Construction is proceeding as scheduled and a portion of the project is pre-leased.

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

           Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2008, our multi-family residential and commercial real estate loans amounted to $23.3 million or 9.0% of our total loan portfolio. Our commercial real estate loans increased from $5.6 million or 3.2% of our total loan portfolio at September 30, 2004 to $20.5 million or 7.9% of our total loan portfolio at September 30, 2008.

          Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in our market area. At September 30, 2008, the average commercial and multi-family real estate loan size was approximately $271,000. The largest multi-family residential or commercial real estate loan at September 30, 2008 was $2.0 million which was performing in accordance with its terms. Substantially all of the properties securing our multi-family residential and commercial real estate loans are located in our primary market area.

          Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 20 years with loan-to-value ratios of not more than 70%. Most of the loans are structured with balloon payments and amortization periods of up to 25 years. Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board. In addition, fees of up to 2% are charged to the borrower at the origination of the loan. We obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

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

          Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2008, $739,000, or 0.3% of the total loan portfolio consisted of these types of loans.

          Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

          Commercial Business Loans. Our commercial business loans amounted to $465,000 or 0.18% of the total loan portfolio at September 30, 2008.

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

          We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. We had two impaired loans as of September 30, 2008 totaling $3.6 million. Both projects were experiencing delinquency problems and deterioration in the value of the real estate collateral securing the loan. There was one impaired loan as of September 30, 2007 for $2.0 million which was transferred to real estate owned during 2008.

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

          A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (“FFIEC”), issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions” (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 and amended in 2006 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain impaired loans. The general components covers non-classified loans and is based on historical loss experience adjusted for qualitative factors in responses to changes in risk and market conditions. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

          We review and classify assets on a quarterly basis and the board of directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At September 30, 2008, 2007 and 2006, we had no assets classified as “doubtful” or “loss”, and $5.5 million, $2.0 million and $151,000, respectively, of assets classified as “substandard.” In addition, as of September 30, 2008 there were $6.4 million in loans designated as “special mention”. These assets were classified primarily due to slower than anticipated sales of residential construction loan properties due to current market conditions. We did not have any loans designated “special mention” as of September 30, 2007 and 2006.

          Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	September 30, 2008				September 30, 2007
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)

One- to four-family residential	11	$838	4	$152	15	$1,502	4	$151
Multi-family residential	—	—	—	—	—	—	—	—
Commercial real estate	2	315	1	244	—	—	—	—
Construction and land development	1	3,000	—	—	—	—	—	—
Commercial business	—	—	—	—	1	1	—	—
Consumer	1	6	—	—	—	—	—	—
Total delinquent loans	15	$4,159	5	$396	16	$1,503	4	$151
Delinquent loans to total net loans	1.70%		0.16%			0.68%		0.07%
Delinquent loans to total loans	1.61%		0.15%			0.59%		0.06%

          Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest. During the fourth fiscal quarter of 2008, two construction loans for $3.6 million were placed in non-accrual status. As of September 30, 2007, one construction loan for $2.0 million was in non-accrual status.

          The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land development	3,640	2,022	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing loans	3,640	2,022	—	—	—
Accruing loans 90 days or more past due:
One- to four-family residential	152	502	151	240	478
Multi-family residential	—	—	—	—	—
Commercial real estate	244	—	—	—	—
Construction	—	—	—	—	—
Commercial business		69	—	—	—
Consumer	—	—	—	—	1
Total accruing loans 90 days or more past due	396	571	151	240	479
Total non-performing loans(1)	4,036	2,593	151	240	479
Real estate owned, net(2)	1,488	—	—	360	548
Total non-performing assets	$5,524	$2,593	$151	$600	$1,027
Total non-performing loans as a percentage of loans, net	1.65%	1.18%	0.07%	0.14%	0.32%
Total non-performing loans as a percentage of total assets	0.82%	0.55%	0.03%	0.05%	0.12%
Total non-performing assets as a percentage of total assets	1.13%	0.55%	0.03%	0.13%	0.25%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2)	Real estate owned balances are shown net of related loss allowances and consists solely of real property.

          Interest income on impaired loans other than non-accrual loans is recognized on an accrual basis. Interest income on non-accrual loans is recognized only as collected. There was no such interest recognized for fiscal 2008 or 2007.

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

          As of September 30, 2008 the real estate owned balance was $1.5 million representing a deed in lieu of foreclosure for one single-family construction loan and is recorded at the lower or cost or market.

          As of September 30, 2007, we held no real estate owned. During fiscal 2006, a real estate owned property was sold at a pre-tax gain of approximately $106,000.

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

          We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan.

          The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. As of September 30, 2008, our allowance for loan losses was 0.62% of total loans receivable and 39.4% of non-performing loans. The amount of the allowance at each of the dates set forth in the tables on the following page consisted of general reserves with the exception of specific reserves of $529,000 and $370,000 as of September 30, 2008 and 2007, respectively.

          Charge-offs on loans totaled $504,000, $2,000 and $-0- for the years ended September 30, 2008, 2007 and 2006, respectively. The charge-off in the 2008 period represented a portion of one construction loan which was transferred to real estate owned during fiscal 2008.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period	$258,501	$235,742	$256,140	$201,438	$173,442
Average loans outstanding	227,662	221,262	197,913	163,166	142,348
Allowance for loan losses, beginning of period	1,011	618	558	558	553
Provision (recovery) for loan losses	1,084	395	60	—	50
Charge-offs:
One- to four-family residential	—	2	—	—	—
Multi-family residential and commercial real estate	—	—	—	—	50
Construction	504	—	—	—	28
Commercial business		—	—	—	—
Consumer	—	—	—	—	—
Total charge-offs	504	2	—	—	78
Recoveries on loans previously charged off	—	—	—	—	33
Allowance for loan losses, end of period	$1,591	$1,011	$618	$558	$558

Allowance for loan losses as a percent of total loans	0.62%	0.43%	0.24%	0.28%	0.32%
Allowance for loan losses as a percent of non-performing loans	39.42%	38.97%	409.66%	223.47%	116.49%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	*	*	*	0.03%

* Not meaningful

          The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$155	74.02%	$186	67.85%	$148	60.69%	$163	67.22%	$182	70.92%
Multi-family residential	4	1.08%	22	1.85%	23	1.98%	13	1.26%	16	1.83%
Commercial real estate	106	7.94%	179	7.64%	102	4.42%	98	4.90%	44	2.53%
Construction and land development	1,323	16.49%	610	22.24%	343	32.33%	227	25.86%	197	22.69%
Commercial business	1	0.18%	12	0.07%	2	0.09%	2	0.09%	29	1.70%
Consumer	2	0.29%	2	0.35%	—	0.49%	1	0.67%	1	0.33%
Unallocated	—	—	—	—	—	—	54	—	89	—
Total allowance for loan losses	$1,591	100.00%	$1,011	100.00%	$618	100.00%	$558	100.00%	$558	100.00%

          Our aggregate allowance for loan losses increased by $580,000 from September 30, 2007 to September 30, 2008 due primarily to a $158,000 increase in specific reserves on loans determined to be impaired and a $422,000 increase in the general reserve. The Company established specific reserves totaling $529,000 on two construction loans that were deemed to be impaired in 2008 due to the borrowers' non-compliance with the terms of the loans exacerbated by the corresponding deterioration in the value of the real estate collateral for the loans, as compared to $370,000 on one construction loan at September 30, 2007, which loan was foreclosed on and transferred into real estate owned during 2008. The increase in the Company's general reserves of $423,000 was mainly the result of an increase in allowance related to construction and land development loans. The increase in the allowance was determined based on management's consideration of the current credit risk in the portfolio as well as current qualitative and quantitative risk factors and was attributable primarily to the increase in the balance of the portfolio of classified and criticized construction loans as of September 30, 2008 as a result of the continued softening of the real estate market during 2008. Management's assessment of the risk of loss in the other categories of our portfolio was that such risk remained relatively consistent year over year. The allowance increased by $393,000 from September 30, 2006 to September 30, 2007 due primarily to the establishment of a specific reserve of $370,000 for the above referenced impaired construction loan that was transferred to real estate owned during 2008.

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

          Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies.

          Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. On September 7, 2008 Freddie Mac and Fannie Mae were placed into conservatorship by the Federal Government.

          Also permitted are investments in privately issued mortgage-backed securities and CMOs. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Further, privately issued mortgage-backed securities and CMO’s also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Our practice is generally to not investment in such securities, and our current portfolio is limited to the securities received as a result of the redemption in kind of our mutual fund. See further discussion in Notes 4 and 5.

          Our current investment strategy is to maintain our investment and mortgage-backed securities portfolio at a relatively consistent level due to concerns over the interest rate risk inherent in investing in long-term, fixed-rate residential mortgage loans in the low interest environment that has existed in recent years.

          At September 30, 2008, our investment and mortgage-backed securities amounted to $218.4 million or 44.6% of total assets at such date. The largest component of our securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $123.4 million or 56.5% of the securities portfolio at September 30, 2008. In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities.

          Approximately $4.0 million of U.S. Government and agency securities at September 30, 2008 were “step-up” securities. These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas. Our portfolio currently contains securities that call for various interest rate increases at various repricing intervals. The repricing periods range from annually to every five years with interest rate adjustments ranging from 0.75% to 1.0%. In addition, these securities are callable at the option of the issuers. Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. Also, because of the call feature, the securities may be called by the issuer at a time when we are not able to reinvest the proceeds of the called security at a rate comparable to that which we were earning on the security at the time it was called.

          Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At September 30, 2008, we had $123.0 million of investment securities classified as held to maturity, $2.9 million of investment securities classified as available for sale, $40.3 million of mortgage-backed securities classified as held to maturity, $52.2 million of mortgage-backed securities classified as available for sale, and no securities classified as trading account.

          We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better. However, certain investments acquired through the redemption in kind during 2008 are below investment grade.

          Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”). Approximately 14.9% of the mortgage-backed securities were non-agency securities, all of which were acquired through the 2008 redemption in kind. See further discussion in Notes 4 and 5.

          The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2008		2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In Thousands)
Agency mortgage-backed securities	$78,359	$78,230	$54,026	$52,762	$54,894	$54,142
Non-agency mortgage backed securities	15,048	13,765	—	—	—	—
U.S. Governnment and agency obligations	123,572	121,183	135,331	134,251	132,198	129,675
Municipal obligations	2,450	2,434	2,450	2,411	2,884	2,853
Mutual funds	—	—	34,982	33,807	34,982	34,052
Total	219,429	215,612	226,789	223,231	224,958	220,722
FHLB stock	2,620	2,620	2,397	2,397	2,217	2,217
FHLMC stock	26	45	26	1,560	26	1,754
FNMA stock	1	1	1	7	1	7
Total investment and mortgage-backed securities	$222,076	$218,278	$229,213	$227,195	$227,202	$224,700

          The following tables set forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2008. Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2008 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield

	(Dollars in Thousands)

Bonds and other debt securities:
U.S. gov and agency oblig	$—	—	$4,000	4.56%	$50,424	5.19%	$69,148	5.48%
Municipal obligations	—	—	790	3.19%	1,660	3.68%	—	—
Mortgage-backed securities	—	—	2,322	5.23%	19	6.85%	91,066	6.08%
Total	$—	—	$7,112	4.27%	$52,103	5.14%	$160,214	5.82%

          The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. Securities were classified both held to maturity and available-for-sale in all three periods. The securities all bore fixed rates of interest in 2006. During 2007 and 2008, certain securities had variable rates of interest.

	September 30,
	2008	2007	2006
	(In Thousands)
GNMA	$55,649	$42,471	$46,991
FHLMC	3,312	1,693	1,920
FNMA	19,398	9,862	5,983
Non-agency	15,048	—	—
Total mortgage-backed securities	$93,407	$54,026	$54,894

          Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at September 30, 2008 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at September 30, 2008 Which Mature In
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(Dollars in Thousands)
GNMA	$—	—	$—	—	$55,649	5.32%
FHLMC	—	—	1,499	4.50%	1,813	6.17%
FNMA	—	—	—	—	19,398	5.54%
Non-agency	—	—	823	6.48%	14,225	9.77%
Total	$—	—	$2,322	5.20%	$91,085	6.08%

          The following table sets forth the purchases, and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated. An other than temporary impairment charge of $726,000 was recognized during 2008.

	At or For the Year Ended September 30,

	2008	2007	2006
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$54,026	$54,894	$66,828
Purchases	23,324	6,762	4,610
Securities acquired through redemption in kind	24,755	—	—
Other than temporary impairment of securities	(726)	—	—
Maturities and repayments	(8,270)	(8,009)	(12,011)
Sales	—	—	(4,564)
Amortizations of premiums and discounts, net	298	379	31
Mortgage-backed securities at end of period	$93,407	$54,026	$54,894
Weighted average yield at end of period	6.06%	5.16%	5.09%

Sources of Funds

          General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

          Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2008, 42.9% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

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

          We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits. At September 30, 2008, our jumbo CDs amounted to $66.7 million, of which $48.6 million are scheduled to mature within twelve months. At September 30, 2008, the weighted average remaining maturity of our certificate of deposit accounts was 13.0 months.

          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	September 30,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
2.00% - 2.99%	$6,509	1.73%	$—	—	$617	0.18%
3.00% - 3.99%	58,617	15.56%	14,745	4.16%	30,933	8.91%
4.00% - 4.99%	89,650	23.79%	36,827	10.40%	70,410	20.27%
5.00% - 5.99%	60,314	16.00%	138,993	39.26%	69,642	20.05%
Total certificate accounts	215,090	57.08%	190,565	53.82%	171,602	49.41%
Transaction accounts:

Savings	67,921	18.03%	70,903	20.03%	76,989	22.17%
Checking:
Interest bearing	25,403	6.74%	26,806	7.57%	29,675	8.55%
Non-interest bearing	1,932	0.51%	2,089	0.59%	4,528	1.30%
Money market	66,484	17.64%	63,675	17.99%	64,498	18.57%
Total transaction accounts	161,740	42.92%	163,473	46.18%	175,690	50.59%
Total deposits	$376,830	100.00%	$354,038	100.00%	$347,292	100.00%

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2008			2007			2006
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$66,636	$1,681	2.52%	$71,815	$1,986	2.77%	$81,472	$2,458	3.02%
Interest-bearing checking and money market accounts	92,418	2,793	3.02%	93,701	3,321	3.54%	98,112	3,081	3.14%
Certificate accounts	204,981	8,922	4.35%	181,604	7,944	4.37%	156,869	5,304	3.38%
Total interest-bearing deposits	364,035	$13,396	3.68%	347,120	$13,251	3.82%	336,453	$10,843	3.22%

Non-interest bearing deposits	4,824			5,009			3,789
Total deposits	$368,859		3.63%	$352,129		3.76%	$340,242		3.19%

The following table shows our savings flows during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(In Thousands)
Total deposits	$497,527	$516,548	$488,409
Total withdrawals	(482,786)	(518,719)	(485,532)
Interest credited	8,051	8,916	7,948
Total increase in deposits	$22,792	$6,745	$10,825

          The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2008.

	Balance at September 30, 2008 Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2009	2010	2011	Thereafter	Total
	(In Thousands)
2.00% - 2.99%	$6,509	$—	$—	$—	$6,509
3.00% - 3.99%	51,111	4,920	2,560	27	58,618
4.00% - 4.99%	69,660	7,024	4,218	8,747	89,649
5.00% - 5.99%	29,413	489	13,052	17,360	60,314
Total certificate accounts	$156,693	$12,433	$19,830	$26,134	$215,090

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2008, by time remaining to maturity.

Quarter Ending:	Amount	Weighted Avg Rate
	(Dollars in Thousands)
December 31, 2008	$16,944	4.14%
March 31, 2009	10,673	4.09%
June 30, 2009	17,633	4.03%
September 30, 2009	3,336	3.66%
After September 30, 2009	18,137	4.62%
Total certificates of deposit with balances of $100,000 or more	$66,723	4.21%

          Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating and liquidity strategy – See Liquidity and Capital Resources portion of the Management’s discussion and analysis section . These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At September 30, 2008, we had $31.7 million in outstanding FHLB advances and $247.4 million of additional FHLB advances available. At such date, maturities range from one month to four years. We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

          The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$27,638	$27,686	$19,628
Maximum amount outstanding at any month-end during the period	33,705	33,743	31,784
Balance outstanding at end of period	31,701	33,743	31,784
Average interest rate during the period	4.55%	5.54%	5.57%
Weighted average interest rate at end of period	3.98%	5.26%	5.49%

          We have six FHLB advances made under a low-income housing program in which we participate. Four of the FHLB advances amortize over the period to maturity. Three of these advances are at an interest rate of 3.0% and one is at 2.0%. The other two FHLB advances bear a zero percent interest rate. The total of these six FHLB advances is $701,000. At September 30, 2008, repayments of $43,000 are due within one year as part of the program. Advances from the FHLB which are not part of the low-income housing program total $31.0 million, with interest rates ranging from 2.50% to 5.98% and maturities ranging from October 2008 to September 2010.

Subsidiaries

          The Company has only one direct subsidiary: Prudential Savings Bank. The Bank’s sole subsidiary as of September 30, 2008 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments of the Bank. As of September 30, 2008, PSB has assets of $97.1 million primarily consisting of mortgage backed securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

          At September 30, 2008, we had 68 full-time employees, and four part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

          In connection with the reorganization completed in March 2005, Prudential Bancorp registered its common stock with the SEC under the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Prudential Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol “PBIP.” The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our board of directors and various committees of the board, such as the audit committee.

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

●	banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

●	any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

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

          A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “-Regulation of Prudential Savings Bank - Prompt Corrective Action,” below.

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

          As a smaller reporting company, the Company is not required to provide the registered public accounting firm’s attestation report on the Company’s internal control over financial reporting until it files an annual report for a fiscal year ending on or after December 15, 2009. Management’s assessment of internal control over financial reporting is included in section 9A.

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

          Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities:

●	investing in the stock of one or more financial institution subsidiaries;

●	acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company;

●	merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary;

●	investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Pennsylvania Banking Code;

●	engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law; and

●	engaging in such other activities as may be permitted by the Pennsylvania Department of Banking.

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

          The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits Prudential Savings Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

●	the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and

●	Prudential Savings Bank meets all applicable capital requirements.

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

          Each Federal Deposit Insurance Corporation insured institutions is assigned to one of three capital groups which are based solely on the level of an institution’s capital - “well capitalized,” “adequately capitalized” and “undercapitalized” - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in various assessment risk classifications, with rates effective January 1, 2007 ranging from five basis points for well capitalized, healthy institutions, such as Prudential Savings Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concerns. Prudential Savings Bank currently is considered well capitalized and currently has a 6.32 basis point assessment rate.

          On October 16, 2008, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposed to change both its risk-based assessment system and its base assessment rates.

          On December 16, 2008, the Federal Deposit Insurance Corporation adopted the final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, effective January 1, 2009. The changes to the risk-based assessment system are expected to be addressed in early 2009, to take effect beginning in the second quarter of 2009. The proposed changes are intended to make deposit insurance assessments fairer by requiring riskier institutions to pay a larger share. Such changes would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

          In addition to the deposit insurance assessment, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the fourth quarter of 2008 was .0100% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

          Major provisions in the legislation include:

●	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

●
maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

●
providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

●	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

●
requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

          The Federal Deposit Insurance Corporation has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) were grouped in Risk Category I and were assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. Prudential Savings Bank has been able to offset its deposit insurance premium for a portion of fiscal 2008 with the special assessment credit. Although the Bank remains in the lowest risk tier for the assessment, we will most likely experience additional deposit insurance expense in future periods due to the FDI Reform Act of 2005 and pending legislation to increase the coverage on accounts.

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

          On December 16, 2008, the federal banking and thrift regulatory agencies approved a final rule to permit a financial institution to reduce the amount of goodwill it must deduct from tier 1 capital by any associated deferred tax liability. Under the final rule, the regulatory capital deduction for goodwill will be equal to the maximum capital reduction that could occur as a result of a complete write-off of the goodwill under generally accepted accounting principles. Financial institutions may adopt these provisions for purposes of regulatory capital reporting for the period ending December 31, 2008. Prudential Savings Bank does not expect that the rule will have a significant impact on Prudential Bancorp’s consolidated financial statements.

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

          At September 30, 2008 Prudential Savings Bank exceeded all of its regulatory capital requirements, with leverage and total risk-based capital ratios of 13.22% and 29.66%, respectively.

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

          At September 30, 2008, Prudential Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

          The table below sets forth the Company and the Bank’s capital position relative to its regulatory capital requirements at September 30, 2008.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital
Company	$71,166	32.12%	$17,722	8.00%	N/A	N/A	N/A	N/A
Bank	65,708	29.66	17,722	8.00	$22,153	10.00%	$43,555	19.66%
Tier 1 risk-based capital
Company	69,566	31.40	8,861	4.00	N/A	N/A	N/A	N/A
Bank	64,108	28.94	8,861	4.00	13,292	6.00	50,816	22.94
Tier 1 leverage capital
Company	69,566	14.58	19,091	4.00	N/A	N/A	N/A	N/A
Bank	64,108	13.22	19,395	4.00	24,244	5.00	39,864	8.22

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

          Federal Home Loan Bank System. Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At September 30, 2008, Prudential Savings Bank had $31.7 million in FHLB advances.

          As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At September 30, 2008, Prudential Savings Bank had $2.6 million in stock of the Federal Home Loan Bank of Pittsburgh which was in compliance with this requirement.

          Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2008, Prudential Savings Bank was in compliance with these reserve requirements.

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

TAXATION

Federal Taxation

          General. Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Prudential Savings Bank’s federal and state income tax returns for taxable years through September 30, 2004 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

          At September 30, 2008, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

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

          Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Prudential Savings Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At September 30, 2008, Prudential Savings Bank had no net operating loss carry forwards for federal income tax purposes even though a book loss was recorded for the period.

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

State and Local Taxation

          Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2008 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Our business may be adversely affected by downturns in the local economies on which we depend or by natural disasters occurring in our market area that could adversely impact our results of operations and financial condition.

          Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

●	A decrease in the demand for loans and other products and services offered by us;

●	An increase or decrease in the usage of unfunded commitments; or

●
An increase in the number of our customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses.

FDIC insurance premiums may increase materially.

          The FDIC insures deposits at FDIC insured financial institutions, including Prudential Bancorp, Inc. of Pennsylvania. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In December 2008, the FDIC adopted a rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect our net income.

Concern of customers over deposit insurance may cause a decrease in deposits at the Company.

          With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Company in an effort to ensure that the amount they have on deposit at Prudential Savings Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

We may suffer losses in our loan portfolio despite our underwriting practices.

          We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Our Portfolio of Loans With a Higher Risk of Loss Is Increasing

          In recent years, we have increased our originations or purchases of construction and land development loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. Construction and land development loans total $42.6 million, or 16.5% of total loans as of September 30, 2008. Construction and land development loans generally have a higher risk of loss than single-family residential mortgage loans. The risk of loss on construction and land development loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Furthermore, if the estimates of value prove to be inaccurate, we can be confronted with projects, when completed, having values less than the loan amounts. In addition, such loans have significantly higher average loan balances compared to single-family residential mortgage loans. Consequently, an adverse development with respect to one loan or credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan. We may also be required to increase our allowance for loan losses both due to actual losses or the increase in the estimated loss inherent in our portfolio which would reduce our net income. We have also originated or committed to originate substantially larger construction loans in recent periods and our portfolio of such loans is not seasoned.

Downturns in the real estate markets in our primary market area could adversely impact our business.

Our business activities and credit exposure are primarily concentrated in our primary market area of the Philadelphia Metropolitan area. Our residential loan portfolio, our commercial real estate and multi-family loan portfolio and a certain number of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the real estate markets in our primary market area will hurt our business. As of September 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Pennsylvania and Southern New Jersey. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

          Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms or that any collateral securing it will not be sufficient to assure repayment. This risk is affected by, among other things:

●	Cash flow of the borrower and/or the project being financed;

●	In the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

●	The credit history of a particular borrower;

●	Changes in economic and industry conditions; and

●	The duration of the loan.

          Regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe our loan loss allowance is adequate to absorb probable losses in our loan portfolio, we cannot predict these losses or whether our allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

          We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

We are exposed to credit risk in our lending activities.

          There are inherent risks associated with our lending and trading activities. Loans to individuals and business entities, our single largest asset group, depend for repayment on the willingness and ability of borrowers to perform as contracted. A material adverse change in the ability of a significant portion of our borrowers to meet their obligation to us, due to changes in economic conditions, interest rates, natural disaster, acts of war, or other causes over which we have no control, could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and could have a material adverse impact on our earnings and financial condition.

Changes in interest rates could have a material adverse effect on our operations.

          The operations of financial institutions such as ours are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

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

Our funding sources may prove insufficient to replace deposits and support our future growth.

          We rely on customer deposits and advances from the FHLB and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

          Although we consider such sources of funds adequate for our liquidity needs as we have $247.4 million in additional borrowings available to us, we may seek additional higher-cost debt in the future to achieve our long-term business objectives in the event the FHLB borrowings were unavailable. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

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

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

          We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Risks Related to the U.S. Financial Industry

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

          On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

●	Authority for the Federal Reserve to pay interest on depository institution balances

●	Mortgage loss mitigation and homeowner protection

●	Temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and

●	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

          Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.

          EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

          EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

          In addition, the Internal Revenue Service (“IRS”) has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

          On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they do not opt out of the program by December 5, 2008. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. First Federal will participate in the transaction account guarantee program and has opted out of the debt guarantee program.

          The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us—or whether (or to what extent) we will be able to benefit from such programs.

Difficult market conditions have adversely affected our industry.

          We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

●	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

●
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

●
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

●	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

●
We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

          The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.

Regulation by federal and state agencies could adversely affect the business, revenue and profit margins.

          We are heavily regulated by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. This regulation is to protect depositors, the Federal Deposit Insurance Fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation.

Item 1B. Unresolved Staff Comments.

          Not applicable.

Item 2. Properties

          We currently conduct business from our main office and six banking offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2008. All the offices are owned by us with the exception of the Old City Branch.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office	Owned	N/A	$507	$195,690
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch	Owned	N/A	6	25,131
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch	Owned	N/A	18	29,265
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch	Owned	N/A	233	53,194
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch	Owned	N/A	58	38,746
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch	Owned	N/A	91	31,253
601 Morgan Avenue
Drexel Hill, PA 19026-3105

Old City Branch	Leased	May 2009	437	3,551
28 North 3rd Street
Philadelphia, PA 19106-2108

Item 3. Legal Proceedings

          On October 4, 2006, Stilwell Value Partners I, L.P. (“Stilwell”), a shareholder in Prudential Bancorp, Inc. of Pennsylvania (the “Company”), filed suit, (the “lawsuit”) in the United States District Court for the Eastern District of Pennsylvania against the Company, Prudential Mutual Holding Company (the “MHC”), and each of the directors of the Company and the MHC seeking injunctions preventing MHC from participating in any shareholder vote to consider the adoption, by the Company, of proposed stock option and stock recognition and retention plans (collectively, the “Stock Plans”) or, if injunctions were not entered, damages.

          On November 7, 2008, the Company, the Bank and the MHC (the Company, the Bank and the MHC are referred to collectively as “Prudential”) entered into a Settlement Agreement (the “Agreement”) with Stilwell, Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (collectively, the “Stilwell Group”) terminating the Lawsuit brought by Stilwell against Prudential and providing mutual releases by the parties with respect to all claims.

          Under the terms of the Agreement, the Stilwell Group has, among other things, agreed to support and vote in favor of the Company’s adoption of a stock option plan and a management recognition and retention plan (collectively, the “Stock Benefit Plans”).

          The Prudential boards of directors have determined that Prudential will, subject to the exercise of fiduciary duties and its evaluation of market conditions (which currently are not favorable but which are expected to improve over the next several years), undertake a reorganization from the current mutual holding company form to the stock holding company form of organization (a “Second-Step Conversion”) no later than the Company’s Annual Meeting of Shareholders for 2013. A Second Step Conversion is an integral part of Prudential’s long-term strategic plan.

          Prudential also has agreed to repurchase – subject to market conditions, Prudential’s capital needs and the fiduciary duties of Prudential’s boards of directors – at least 1,357,116 additional shares of the Company’s common stock by September 30, 2011 (the “Repurchase Program”). In the event Prudential does not complete the Repurchase Program by September 30, 2011, it will either adopt a plan of conversion to effect a Second-Step Conversion or appoint a representative to Prudential’s boards of directors who is nominated by Stilwell. Such nominee must be reasonably acceptable to Prudential as well as be a resident of Bucks, Chester, Delaware, Montgomery, or Philadelphia Counties, Pennsylvania or Camden County, New Jersey and have significant financial expertise and/or banking experience. In connection with the Repurchase Program, in the event that the market price for the Company’s common stock reaches certain levels, Prudential has the option to purchase as much as 520,000 shares from the Stilwell Group. The Company has also agreed to repurchase additional shares as necessary to fund the Stock Benefits Plans. The Stilwell Group has announced that it may sell, from time to time, in open market transactions, shares of Company common stock.

          The Settlement Agreement also provides that the Stilwell Group will not, among other things, propose or seek to effect a merger or sale of the Company, initiate litigation against Prudential, solicit proxies in opposition to any recommendations or proposals of the Company’s board of directors or seek to exercise any control or influence over Prudential’s management. The parties have agreed not to make any public statement that reflects negatively on the other.

          The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the financial condition and operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a)          Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At November 14, 2008, there were approximately 287 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

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

	Period Ending
Index	03/30/05	06/30/05	09/30/05	09/30/06	09/30/07	09/30/08
Prudential Bancorp, Inc. of PA	$100.00	$110.36	$121.75	$135.95	$129.51	$106.91
NASDAQ Composite	100.00	102.56	107.28	112.60	134.69	104.30
SNL MHC Thrift Index	100.00	103.90	104.06	132.49	140.14	143.69
SNL Thrift Index	100.00	104.98	102.32	119.11	108.70	55.99

* Source: SNL Financial LC

The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for fiscal 2008 and 2007

			Cash dividends per share
	Stock Price
	High	Low
Quarter ended:
September 30, 2008	$11.49	$10.00	$0.05
June 30, 2008	12.49	10.05	0.05
March 31, 2008	13.00	11.40	0.05
December 31, 2007	13.50	12.20	0.05

			Cash dividends per share
	Stock Price
	High	Low
Quarter ended:
September 30, 2007	$13.75	$12.38	$0.05
June 30, 2007	13.85	13.36	0.05
March 31, 2007	13.89	13.38	0.05
December 31, 2006	13.88	13.15	0.04

           (b)          Not applicable

          (c)         There were no purchases repurchases of common stock by the Company during the quarter ended September 30, 2008. Prudential Mutual Holding Company (the “MHC”) announced that its Board of Directors also approved the purchase of 220,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC. As of September 30, 2008, the MHC had purchased 113,000 shares at an average cost of $11.05 per share.

Item 6. Selected Financial Data

          Set forth below is selected financial and other data of Prudential Bancorp. Prior to March 29, 2005, the date we completed the reorganization, such data only reflects information with respect to Prudential Savings Bank.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$489,337	$474,192	$472,381	$446,592	$406,638
Cash and cash equivalents	9,454	12,269	13,428	26,815	10,061
Investment securities:
Held-to-maturity	123,022	134,782	132,084	129,840	114,806
Available-for-sale	2,922	38,343	38,747	38,584	40,287
Mortgage-backed securities:
Held-to-maturity	40,281	45,534	50,360	66,828	80,932
Available-for-sale	52,184	8,549	4,615	—	—
Loans receivable, net	243,969	219,149	219,418	175,091	151,565
Deposits	376,830	354,038	347,292	336,468	349,159
FHLB advances	31,701	33,743	31,784	13,823	13,862
Total equity, substantially restricted	68,875	80,961	87,448	90,825	39,099
Banking offices	7	7	6	6	6

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$26,408	$26,907	$24,542	$21,077	$19,513
Total interest expense	14,654	14,784	11,935	9,297	9,002
Net interest income	11,754	12,123	12,607	11,780	10,511
Provision for loan losses	1,084	395	60	—	50
Net interest income after provision for loan losses	10,670	11,728	12,547	11,780	10,461
Total non-interest income (charges)	(5,285)	1,046	938	567	581
Total non-interest expense	8,775	7,990	7,875	7,069	7,323
(Loss) income before income taxes	(3,390)	4,784	5,610	5,278	3,719
Income taxes	755	1,387	1,773	1,886	1,246
Net (loss) income	$(4,145)	$3,397	$3,837	$3,392	$2,473
Basic (loss) earnings per share (1)	$(0.38)	$0.30	$0.32	$0.15	—
Diluted (loss) earnings per share (1)	$(0.38)	$0.30	$0.32	$0.15	—

Selected Operating Ratios(2):
Average yield earned on interest-earning assets	5.75%	5.92%	5.58%	5.03%	4.97%
Average rate paid on interest-bearing liabilities	3.73	3.93	3.34	2.64	2.48
Average interest rate spread(3)	2.02	1.99	2.24	2.39	2.49
Net interest margin(3)	2.56	2.67	2.87	2.81	2.68
Average interest-earning assets to average interest-bearing liabilities	116.77	120.64	122.94	118.81	108.13
Net interest income after provision for loan losses to non-interest expense	121.60	146.78	159.33	166.64	142.85
Total non-interest expense to average assets	1.84	1.70	1.73	1.64	1.80
Efficiency ratio(4)	135.65	60.67	58.14	57.25	66.02
Return on average assets	(0.87)	0.72	0.84	0.79	0.61
Return on average equity	(5.44)	3.98	4.26	5.14	6.50
Average equity to average assets	15.95	18.15	19.82	15.30	9.36

(Footnotes on next page)

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004
Asset Quality Ratios(5):
Non-performing loans as a percent of total loans receivable(6)	1.65%	1.18%	0.07%	0.14%	0.32%
Non-performing assets as a percent of total assets(6)	1.13	0.55	0.03	0.13	0.25
Allowance for loan losses as a percent of non-performing loans	39.42	38.97	409.66	233.47	116.49
Net charge-offs to average loans receivable	0.21	—	—	—	0.03

Capital Ratios(5):
Tier 1 leverage ratio
Company	14.58%	17.08%	18.64%	20.98%	N/A
Bank	13.22	15.52	14.74	14.55	9.39%
Tier 1 risk-based capital ratio
Company	31.40%	37.88%	39.23%	48.54%	N/A
Bank	28.94	34.22	31.12	34.71	24.50
Total risk-based capital ratio
Company	32.12%	38.43%	39.68%	48.98%	N/A
Bank	29.66	34.77	31.56	35.16	25.22

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          At September 30, 2008, we had total assets of $489.3 million, including $244.0 million in net loans and $218.4 million of investment and mortgage-backed securities, total deposits of $376.8 million and total stockholders’ equity of $68.9 million.

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

          The Federal Reserve has lowered interest rates 325 basis points since September 2007 through September 2008. The Company has managed to maintain a relatively stable interest rate spread, year to year, while deposit pricing remains intensely competitive in our market place. Capital strength and preservation remained a priority. While the Company has been judiciously repurchasing shares at attractive pricing, it has not done to the detriment of our healthy equity position and capital adequacy. Related to capital adequacy, after carefully evaluating U.S. Treasury’s Capital Purchase Program, through which the U.S. Treasury will provide capital to U.S. financial institutions through the purchase of preferred stock, the Company has determined not to participate. Because the Company’s capital ratios are strong, the Board of Directors concluded that it is in the best interests of the Company’s shareholders not to raise any additional capital at the present time.

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

Forward-looking Statements.

          In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to Prudential Bancorp’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

          Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

          Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications

●	Nature and volume of loans

●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to policy

●	Experience, ability and depth of management and staff

●	National and local economic and business conditions, including various market segments

●	Quality of Company’s loan review system and degree of Board oversight

●	Concentrations of credit and changes in levels of such concentrations

●	Effect of external factors on the level of estimated credit losses in the current portfolio

          In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15, reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

          Other Than Temporary Impairment on Investments. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on the changes in fair value of the security at the time the Company determines the decline in value was other-than-temporary.

          Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

          On October 1, 2007, the Company incorporated FIN No. 48 with its existing accounting policy. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

Recent Accounting Pronouncements

          On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on October 1, 2007, and the adoption did not have a significant impact of on the Company’s financial statements.

          In September 2006, the Emerging Issues Task Force (“EITF”) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted the provisions of the EITF on October 1, 2008 and is currently assessing the impact of the adoption of EITF 06-04 on its financial statements, but does not expect it to be material.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FSP No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

          SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS No. 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 had no impact on its financial condition or results of operations.

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain circumstances. The Company adopted SFAS No. 159 as of October 1, 2008 and it did not have an impact on the Company’s financial condition or results of operation as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements: (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of the EITF on October 1, 2008 and is currently assessing the impact of the adoption of EITF 06-10 on its financial statements, but does not expect it to be material.

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

          In September 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”; and “Clarification of the Effective Date of FASB Statement No. 161”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP encourages that the amendments to SFAS No. 133 and FIN 45 be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the requirements of FSP Nos. FAS 133-1 and FIN 45-4 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations.

          Derivative Financial Instruments, Contractual Obligations and Other Commitments. Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. We have not used derivative financial instruments in the past and do not currently have any intent to do so in the future.

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

Commitments

          The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2008.

	Total Amounts Committed	Amount of Commitment Expiration - Per Period
		To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Letters of credit	$95	$—	$95	$—	$—
Lines of credit	5,901	—	—	—	5,901
Undisbursed portions of loans in process (1)	13,515	9,782	3,733	—	—
Commitments to originate loans	18,563	18,563	—	—	—
Total commitments	$38,074	$28,345	$3,828	$—	$5,901

(1)	Includes participation interests sold to other financial institutions totaling $2.2 million; Prudential Savings Bank will fund such amount and be reimbursed by the participants.

(2)	The majority of available lines of credit are for home equity loans.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2008.

		Payments Due By Period
	Total	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$215,090	$156,693	$32,262	$26,135	$—
FHLB advances(1)	31,701	18,043	13,089	229	340
Total long-term debt	246,791	174,736	45,351	26,364	340
Advances from borrowers for taxes and insurance	1,348	1,348	—	—	—
Operating lease obligations	70	55	15	—	—
Total contractual obligations	$248,209	$176,139	$45,366	$26,364	$340

(1)	Does not include interest due annually on FHLB advances.

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

	Year Ended September 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$157,917	$8,128	5.15%	$173,760	$8,768	5.05%	$173,713	$8,019	4.62%
Mortgage-backed securities	66,254	3,780	5.71%	53,759	2,820	5.25%	60,750	3,147	5.18%
Loans receivable(1)	227,661	14,349	6.30%	221,262	15,136	6.84%	197,913	13,077	6.61%
Other interest-earning assets	7,483	151	2.02%	5,372	183	3.41%	7,307	299	4.09%
Total interest-earning assets	459,315	26,408	5.75%	454,153	26,907	5.92%	439,683	24,542	5.58%
Non-interest-earning assets	17,962			15,864			14,786
Total assets	$477,277			$470,017			$454,469
Interest-bearing liabilities:
Savings accounts	$66,636	$1,673	2.51%	$71,815	$1,977	2.75%	$81,472	$2,449	3.01%
Checking & money market accounts	92,418	2,793	3.02%	93,701	3,321	3.54%	98,112	3,081	3.14%
Certificate accounts	204,981	8,922	4.35%	181,604	7,944	4.37%	156,869	5,304	3.38%
Total deposits	364,035	13,388	3.68%	347,120	13,242	3.81%	336,453	10,834	3.22%
FHLB advances	27,638	1,258	4.55%	27,686	1,533	5.54%	19,628	1,092	5.56%
Real estate tax escrow accounts	1,688	8	0.47%	1,635	9	0.55%	1,552	9	0.58%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	393,361	14,654	3.73%	376,441	14,784	3.93%	357,633	11,935	3.34%
Non-interest-bearing liabilities	7,790			8,259			6,762
Total liabilities	401,151			384,700			364,395
Stockholders’ Equity	76,126			85,317			90,074
Total liabilities and Stockholders’ Equity	$477,277			$470,017			$454,469
Net interest-earning assets	$65,954			$77,712			$82,050

Net interest income; interest rate spread		$11,754	2.02%		$12,123	1.99%		$12,607	2.24%
Net interest margin (2)			2.56%			2.67%			2.87%

Average interest-earning assets to average interest-bearing liabilities			116.77%			120.64%			122.94%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	2008 vs. 2007				2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Investment securities	$175	$(799)	$(16)	$(640)	$747	$2	$—	$749
Mortgage-backed securities	247	655	57	959	40	(362)	(5)	(327)
Loans receivable, net	(1,190)	438	(34)	(786)	462	1,543	54	2,059
Other interest-earning assets	(75)	72	(29)	(32)	(50)	(79)	13	(116)
Total interest-earning assets	(843)	366	(22)	(499)	1,199	1,104	62	2,365
Interest expense:
Savings accounts	(174)	(143)	13	(304)	(206)	(290)	24	(472)
Checking accounts	(490)	(45)	7	(528)	396	(139)	(17)	240
(interest-bearing and non-interest bearing)
Certificate accounts	(40)	1,023	(5)	978	1,558	836	246	2,640
Total deposits	(704)	835	15	146	1,748	407	253	2,408
FHLB advances	(273)	(3)	—	(276)	(5)	448	(2)	441
Other interest-bearing liabilities	—	—	—	—	—	—	—	—
Total interest-bearing liabilities	(977)	832	15	(130)	1,743	855	251	2,849
Increase (decrease) in net interest income	$134	$(466)	$(37)	$(369)	$(544)	$249	$(189)	$(484)

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

          At September 30, 2008, the Company’s total assets were $489.3 million, an increase of $15.1 million, or 3.2% from $474.2 million at September 30, 2007. The increase was primarily due to a $24.8 million increase in net loans receivable, primarily 1-4 family residential loans, offset in part by decreases in investment and mortgage-backed securities aggregating $8.8 million, due primarily to impairment charges incurred and net repayments. See Notes 4 and 5 to the Consolidated financial statements included in Item 8 of this Form 10-K.

          Total liabilities increased $27.2 million to $420.5 million at September 30, 2008 from $393.2 million at September 30, 2007. The increase was primarily attributable to a $22.8 million increase in deposits, mainly in certificates of deposit due to customer interest in high yielding secure investments.

          Stockholders’ equity decreased by $12.1 million to $68.9 million at September 30, 2008 as compared to $81.0 million at September 30, 2007 primarily as a result of the cost of stock repurchased during the year aggregating $5.1 million combined with the net loss of $4.1 million and declaration of cash dividends totaling $2.2 million.

Comparison of Operating Results for the Year Ended September 30, 2008 and September 30, 2007

          General. We incurred a net loss of $4.1 million for the year ended September 30, 2008 as compared to net income of $3.4 million for the prior fiscal year. The results for the year ended September 30, 2008 as compared to the year ended September 30, 2007 reflected primarily the effects of a $6.1 million loss related to the non-cash other than temporary impairment (“OTTI”) charges and the related redemption of the Company’s $35.0 million investment in a mutual fund. See Notes 4 and 5 to Consolidated financial statements in Item 8 of this Form 10-K.

          Interest Income. Our total interest income was $26.4 million for the year ended September 30, 2008 compared to $26.9 million for the year ended September 30, 2007, a decrease of $499,000 or 1.9% . The decrease in interest income resulted from a 17 basis point decrease in the weighted average yield earned on interest-earning assets to 5.75% for the year ended September 30, 2008 from fiscal 2007 partially offset by a $5.2 million or 1.1% increase in the average balance of interest-earning assets for the year ended September 30, 2008 as compared to fiscal 2007. The decrease in the yield earned was consistent with market interest rates. The increase in the average balance of interest-earning assets was primarily due to loan growth.

          Interest Expense. Total interest expense amounted to $14.7 million during the year ended September 30, 2008 compared to $14.8 million for the year ended September 30, 2007, a decrease of $130,000 or 0.9%. The decrease in interest expense resulted primarily from a 20 basis point decrease to 3.73% in the weighted average rate paid on interest-bearing liabilities partially offset by a $16.9 million or 4.5% increase in the average balance of interest-bearing liabilities for the fiscal year ended September 30, 2008 as compared to fiscal 2007. The decrease in the interest rate paid was consistent with market interest rates. The increase in the average balance of interest-bearing liabilities was primarily due to growth in certificates of deposit due to customer interest in high yielding secure investments.

          Provision for Loan Losses. The allowance is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. At least quarterly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.

          Our methodology for assessing the adequacy of the allowance establishes both specific and general pooled allowances. To determine the adequacy of the allowance and the need for potential changes to the allowance, we conduct a formal analysis quarterly to assess the risk within the loan portfolio. This assessment includes analyses of historical performance, past due trends, the level of nonperforming loans, reviews of certain impaired loans, loan activity since the last quarter, consideration of current economic conditions, and other pertinent information. Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system. The resulting conclusions are reviewed and approved by senior management.

          The provision for loan losses was $1.1 million for the year ended September 30, 2008 as compared to $395,000 for the fiscal 2007. The increase in provision expense for fiscal 2008 was due to deterioration in the local real estate market, which affected in particular the construction loan portfolio. At September 30, 2008, the Company’s non-performing assets totaled $5.5 million or 1.1% of total assets and consisted of four single-family residential real estate loans, two construction loans, one commercial real estate loan and one real estate owned property. Of the $5.5 million of non-performing assets, $3.6 million relates to the two construction loans. The Company’s non-performing assets totaled $2.6 million or 0.5% of total assets at September 30, 2007. The allowance for loan losses totaled $1.6 million, or 0.6% of total loans and 39.4% of non-performing loans at September 30, 2008 increasing from $1.0 million or 0.4% of total loans and 39.0% of non-performing loans at September 30, 2007. One of the non-performing construction loans is a $3.0 million credit reflecting Prudential Savings’ participation interest in a $14.9 million construction loan to build a 40-unit high-rise condominium project located in Center City, Philadelphia which has experienced payment delinquencies. Although the project is substantially completed, based on an updated appraisal, the value of the real estate collateralizing the loan has declined. Another financial institution is the lead lender on the loan. The other non-performing construction loan is a four townhouse unit project located in Philadelphia. Although the project is completed, there have been delays in the projected sales due to deterioration in the local real estate market. The loan has a remaining balance of $640,000.

          Non-interest Income. Our non-interest income is comprised of fees and other service charges on customer accounts, other operating income, and OTTI charges. Our total non-interest income amounted to a charge of $5.3 million for the year ended September 30, 2008 compared to income of $1.0 million for the year ended September 30, 2007. The decrease was due to the OTTI charge and losses on redemption of the Company’s $35.0 million investment in a mutual fund discussed in Notes 4 and 5 to Consolidated financial statements in Item 8 of this Form 10-K. Due to the continued decline in the net asset value of the fund and the manager’s decision to activate the redemption in kind provision. In June 2008, Prudential Savings redeemed its shares in the fund, receiving approximately $24.7 million in mortgage-backed securities and $4.3 million in cash in June 2008. Through September 2008, the Company incurred a pre-tax charge to earnings of approximately $6.2 million on a fiscal year to date basis which include an OTTI charge of $726,000 recognized in the fourth quarter of fiscal 2008 related to certain of the securities received in the redemption of the mutual fund.

          Income Tax Expense. The Company recognized income tax expense for the year ended September 30, 2008 of $755,000, compared to $1.4 million for the year ended September 30, 2007. Tax expense was recorded in the current period and was not significantly impacted by the capital losses incurred in connection with the redemption of the Company’s investment in the mutual fund and the subsequent writedown of the related assets received in the redemption.

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

          Provision for Loan Losses. The provision for loan losses was $395,000 for the year ended September 30, 2007 as compared to $60,000 for the comparable period in 2006. At September 30, 2007, the Company’s non-performing assets totaled $2.6 million or 0.5% of total assets and consisted of eight single-family residential real estate loans, one construction loan and one commercial real estate loan. The Company’s non-performing assets totaled $151,000 or 0.03% of total assets at September 30, 2006. The allowance for loan losses totaled $1.0 million, or 0.4% of total loans and 39.0% of non-performing loans at September 30, 2007 increasing from $618,000 or 0.24% of total loans and 409.66% of non-performing loans at September 30, 2006. The increase in the provision, non-performing loans and allowance for loan losses during fiscal 2007 was primarily due one construction loan in the amount of $2.0 million to build two residential real estate properties, for which the borrower was not able to satisfy the terms of the loan. There was also a deterioration in the value of the real estate collateral securing the loan. A specific reserve of $370,000 was established related to this loan during fiscal 2007.

          Non-interest Income. Our non-interest income is comprised of fees and other service charges on customer accounts, and other operating income. Our total non-interest income amounted to $1.0 million for the year ended September 30, 2007 compared to $938,000 for the year ended September 30, 2006, a $108,000 or 11.5% increase. The increase for the year ended September 30, 2007 was primarily due to a successful recovery of $88,000 in the first fiscal quarter of 2007, which represented a portion of our losses and legal fees related to a previously disclosed lawsuit which was settled in 2004. Also contributing to the increase in 2007 were credits paid by a new “Official Check” service provider for the amount of checks issued but not yet paid totaling $78,000, which was not applicable in the comparable period in 2006. Additionally, there was an increase in income from bank owned life insurance (“BOLI”) of $45,000 for the fiscal year ended September 30, 2007 compared to fiscal 2006. The BOLI, purchased during fiscal 2006, provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. In fiscal 2006, there was a $106,000 gain on sale of real estate owned recognized which was not repeated in fiscal 2007.

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

Liquidity and Capital Resources

          The liquidity of the Company is the ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost effective basis in various market conditions. The ability of the Company to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the Company, the Company engages in liquidity planning and management.

          Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2008, our cash and cash equivalents amounted to $9.5 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $55.1 million at September 30, 2008.

          We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $156.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. There were no deposits as of September 30, 2008 requiring the pledging of collateral.

          In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. At September 30, 2008, we had $31.7 million in outstanding FHLB advances and we had $247.4 million in additional FHLB advances available to us.

          Upon review of its capital position and business operations, the Company has chosen to repurchase a significant amount of its capital stock in order to enhance shareholder value. The Company has repurchased $19.5 million in treasury stock since May 2005. The repurchases may continue as conditions warrant.

          We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

          The consolidated financial statements, accompanying notes, and related financial data of Prudential Bancorp presented in Item 8, Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          How We Manage Market Risk. Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending, investment and deposit gathering activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio and to a lesser extent our mortgage backed securities issued by private issuers. We attempt to manage credit risk through our loan underwriting and oversight policies.

          The principle objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Treasurer and Controller. The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

          In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

●	we have reduced our exposure in callable agency bonds and increased our portfolio of agency issued mortgage-backed securities; and

●	we have maintained moderate levels of short-term liquid assets.

          However, notwithstanding the foregoing strategies, we remain subject to a significant level of interest rate risk in the event we enter into a rising rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

          The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 9.2% to 21.7%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.8% to 40.3%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the Federal Deposit Insurance Corporation. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities	$5,995	$0	$2,000	$2,790	$115,263	$126,048
Mortgage-backed securities	10,336	15,477	14,766	18,456	34,372	93,407
Loans receivable(2)	34,939	45,119	64,796	41,026	59,106	244,986
Other interest earning assets(3)	7,756	—	—	—	—	7,756
Total interest-earning assets	$59,026	$60,596	$81,562	$62,272	$208,741	$472,197

Interest-bearing liabilities:
Savings accounts	696	107	39,265	13,088	13,088	66,244
Checking & money market accounts	—	33,242	48,053	4,937	4,937	91,169
Certificate accounts	57,562	99,130	32,262	26,136	—	215,090
FHLB advances	18,022	66	13,184	89	340	31,701
Real estate tax escrow accounts	1,348	—	—	—	—	1,348
Other interest-bearing liabilities
Total interest-bearing Liabilities	$77,628	$132,545	$132,764	$44,250	$18,365	$405,552

Interest-earning assets less interest-bearing liabilities	($18,602)	($71,949)	($51,202)	$18,022	$190,376	$66,645

Cumulative interest-rate sensitivity gap(4)	($18,602)	($90,551)	($141,753)	($123,731)	$66,645

Cumulative interest-rate gap as a percentage of total assets at September 30, 2008	-3.80%	-18.50%	-28.97%	-25.29%	13.62%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2008	76.04%	56.92%	58.67%	68.04%	116.43%

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

          Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets

	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$26,770	($45,915)	-63.17%	6.31%	-8.62%
200	$40,293	($32,392)	-44.56%	9.09%	-5.84%
100	$55,999	($16,686)	-22.96%	12.06%	-2.87%
Static	$72,685	—	—	14.93%	—
(100)	$82,074	$9,389	12.92%	16.34%	1.41%
(200)	$80,363	$7,678	10.56%	15.86%	0.93%
(300)	$78,555	$5,870	8.08%	15.37%	0.44%

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

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania and subsidiary (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. of Pennsylvania and subsidiary at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

December 29, 2008

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2008	2007
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$4,318	$4,133
Interest-bearing deposits	5,136	8,136

Total cash and cash equivalents	9,454	12,269

Investment securities held to maturity (fair value—September 30, 2008, $120,741; September 30, 2007, $133,693)	123,022	134,782
Investment securities available for sale (amortized cost—September 30, 2008, $3,026; September 30, 2007, $38,007)	2,922	38,343
Mortgage-backed securities held to maturity (fair value—September 30, 2008, $39,811; September 30, 2007, $44,213)	40,281	45,534
Mortgage-backed securities available for sale (amortized cost—September 30, 2008, $53,126; September 30, 2007, $8,492)	52,184	8,549
Loans receivable—net of allowance for loan losses (September 30, 2008, $1,591; September 30, 2007, $1,011)	243,969	219,149
Accrued interest receivable:
Loans receivable	1,291	1,264
Mortgage-backed securities	393	234
Investment securities	1,493	2,006
Real Estate Owned	1,488	—
Federal Home Loan Bank stock—at cost	2,620	2,397
Office properties and equipment—net	2,182	2,363
Prepaid expenses and other assets	7,147	7,274
Deferred income taxes, net	891	28

TOTAL ASSETS	$489,337	$474,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,327	$4,480
Interest-bearing	372,503	349,558
Total deposits	376,830	354,038
Advances from Federal Home Loan Bank	31,701	33,743
Accrued interest payable	3,471	2,868
Advances from borrowers for taxes and insurance	1,348	1,117
Accounts payable and accrued expenses	6,581	913
Accrued dividend payable	531	552

Total liabilities	420,462	393,231

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750; outstanding - 11,069,866 at September 30, 2008: 11,478,366 at September 30, 2007	126	126
Additional paid-in capital	54,925	54,880
Unearned ESOP shares	(3,680)	(3,903)
Treasury stock, at cost: 1,493,884 shares at September 30, 2008; 1,085,384 shares at September 30, 2007	(19,481)	(14,372)
Retained earnings (substantially restricted)	37,676	43,971
Accumulated other comprehensive (loss) income	(691)	259

Total stockholders’ equity	68,875	80,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,337	$474,192

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$14,349	$15,136	$13,077
Interest on mortgage-backed securities	3,780	2,820	3,147
Interest and dividends on investments	8,279	8,951	8,318

Total interest income	26,408	26,907	24,542

INTEREST EXPENSE:
Interest on deposits	13,396	13,251	10,843
Interest on borrowings	1,258	1,533	1,092

Total interest expense	14,654	14,784	11,935

NET INTEREST INCOME	11,754	12,123	12,607

PROVISION FOR LOAN LOSSES	1,084	395	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,670	11,728	12,547

NON-INTEREST INCOME:
Fees and other service charges	539	613	549
Gain on sale of real estate owned	—	—	106
Gain on sale of mortgage-backed securities	—	—	48
Impairment charge on investment and mortgage-backed securities	(2,218)	—	—
Loss on redemption of investment securities	(4,016)	—	—
Other	410	433	235

Total non-interest income (charges)	(5,285)	1,046	938

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,342	4,536	4,466
Data processing	505	489	468
Professional services	586	608	600
Office occupancy	382	356	328
Depreciation	336	246	242
Payroll taxes	264	262	256
Director compensation	258	264	260
Other	2,102	1,229	1,255

Total non-interest expenses	8,775	7,990	7,875

(LOSS) INCOME BEFORE INCOME TAXES	(3,390)	4,784	5,610

INCOME TAXES:
Current	1,128	1,455	1,646
Deferred (benefit) expense	(373)	(68)	127

Total	755	1,387	1,773

NET (LOSS) INCOME	$(4,145)	$3,397	$3,837

BASIC (LOSS) EARNINGS PER SHARE	$(0.38)	$0.30	$0.32

DILUTED (LOSS) EARNINGS PER SHARE	$(0.38)	$0.30	$0.32

DIVIDENDS PER SHARE	$0.20	$0.19	$0.16

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

	(Dollars in Thousands)

BALANCE, SEPTEMBER 30, 2005	$126	$54,734	$(4,350)	$(654)	$40,595	$375	$90,826

Comprehensive income:

Net income					3,837		3,837	3,837

Net unrealized holding gain on available for sale securities arising during the period, net of income tax expense of $84						159	159	159

Comprehensive income								$3,996
Cash dividends ($0.16 per share)					(1,893)		(1,893)

Treasury stock purchased				(5,768)			(5,768)

ESOP shares committed to be released		64	223				287

BALANCE, SEPTEMBER 30, 2006	$126	$54,798	$(4,127)	$(6,422)	$42,539	$534	$87,448

Cummulative adjustment related to the adoption of SAB 108					172		172

Comprehensive income:

Net income					3,397		3,397	3,397

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $153						(275)	(275)	(275)

Comprehensive income								$3,122
Cash dividends ($0.19 per share)					(2,137)		(2,137)

Treasury stock purchased				(7,950)			(7,950)

ESOP shares committed to be released		82	224				306

BALANCE, SEPTEMBER 30, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961

Comprehensive income and loss:

Net loss					(4,145)		(4,145)	(4,145)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $1,243						(2,414)	(2,414)	(2,414)

Reclassification adjustment for other than temporary impairment net of tax of $754						1,464	1,464	1,464

Comprehensive loss								$(5,095)

Cash dividends ($0.20 per share)					(2,150)		(2,150)

Treasury stock purchased				(5,109)			(5,109)

ESOP shares committed to be released		45	223				268

BALANCE, SEPTEMBER 30, 2008	$126	$54,925	$(3,680)	$(19,481)	$37,676	$(691)	$68,875

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(4,145)	$3,397	$3,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,084	395	60
Depreciation	336	246	242
Net gain on sale of real estate owned	—	—	(106)
Net gain on sale of mortgage-backed securities held to maturity	—	—	(48)
Net accretion of premiums/discounts	(307)	(72)	(48)
Income from bank owned life insurance	(201)	(210)	(165)
Amortization of deferred loan fees	(253)	(347)	(333)
Amortization of ESOP	268	306	287
Impairment charge on investment and mortgage-backed securities	2,218	—	—
Impairment charge on real estate owned	163	—	—
Loss on redemption of investment securities	4,016	—	—
Deferred income tax (benefit) expense	(373)	(68)	127
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	5,668	(313)	(838)
Accrued interest payable	603	(25)	967
Prepaid expenses and other assets	620	(468)	(3,773)
Accrued interest receivable	387	(309)	(395)
Net cash provided by (used in) operating activities	10,084	2,532	(186)
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(82,919)	(25,990)	(6,227)
Purchase of investment securities available for sale	(2,000)	—	—
Purchase of mortgage-backed securities held to maturity	—	(1,992)	—
Purchase of mortgage-backed available for sale	(23,324)	(4,770)	(4,610)
Principal collected on loans	49,281	71,550	47,943
Principal payments received on mortgage-backed securities:
Held-to-maturity	5,299	7,195	11,934
Available for sale	2,970	814	77
Loans originated or acquired	(76,583)	(71,329)	(91,996)
Proceeds from call/maturity or sale of investment securities:
Held to maturity	94,688	23,307	4,000
Available for sale	1,999	—	—
Proceeds from sale of mortgage-backed securities	—	—	4,612
Net purchase of Federal Home Loan Bank stock	(223)	(180)	(406)
Proceeds from sale of real estate owned	—	—	466
Proceeds from redemption of investment available for sale	4,367	—	—
Purchases of equipment	(155)	(888)	(217)
Net cash used in investing activities	(26,600)	(2,283)	(34,424)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(1,732)	(12,219)	(16,460)
Net increase in certificates of deposit	24,524	18,964	27,285
Net (repayment) borrowing with Federal Home Loan Bank	(2,042)	1,959	17,960
Increase (decrease) in advances from borrowers for taxes and insurance	231	(113)	116
Cash dividends paid	(2,171)	(2,049)	(1,910)
Purchase of treasury stock	(5,109)	(7,950)	(5,768)
Net cash provided by (used in) financing activities	13,701	(1,408)	21,223
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,815)	(1,159)	(13,387)
CASH AND CASH EQUIVALENTS—Beginning of year	12,269	13,428	26,815
CASH AND CASH EQUIVALENTS—End of year	$9,454	$12,269	$13,428
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$14,052	$14,806	$10,968

Income taxes paid	$750	$1,628	$1,616

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$1,651	$—	$—

Mortgage-backed securities received through redemption in kind	$24,755	$—	$—

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure in March 2005. Financial statements prior to the reorganization were the financial statements of the Bank. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2008 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments of the Bank. As of September 30, 2008, PSB had assets of $97.1 million primarily consisting of mortgage-backed securities.

Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. As of September 30, 2008, Prudential Mutual Holding Company owns 63.4% (7,023,062 shares) of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, Prudential Mutual Holding Company was capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated.

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

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses, the fair value measurement for investment securities available for sale and deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits (maturing within 90 days).

Investment Securities and Mortgage-Backed Securities—The Bank classifies and accounts for debt and equity securities as follows:

Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings as of the trade date and determined using the adjusted cost of the specific security sold.

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

Allowance for Loan Losses—The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Specific allowance is generally established for loans deemed impaired in accordance with SFAS 114. The general component covers classified and  nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan- an amendment of FASB Statements No. 5 and 15", a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Impairment losses are included in the provision for loan losses.

Mortgage Servicing Rights—The Bank originates mortgage loans held for investment and held for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or the value of forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at September 30, 2008 and 2007.

The Bank assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2008 and 2007, mortgage servicing rights of $18,000 and $23,000, respectively, were included in prepaid expenses and other assets. No valuation allowance was deemed necessary at the periods presented.

Amortization of the servicing asset totaled $6,000, $5,000 and $7,000 for the years ended September 2008, 2007 and 2006, respectively.

Unamortized Premiums and Discounts—Unamortized premiums and discounts on loans receivable, mortgage-backed securities and investment securities are amortized over the estimated average lives of the loans or securities purchased using a method which approximates the interest method.

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

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

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

Dividend Payable – On September 25, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.05 per share on the common stock of the Company payable on October 24, 2008 to the shareholders of record at the close of business on October 10, 2008. The Company had 11,069,866 shares outstanding at the time of the dividend declaration resulting in a payable of $531,000 at September 30, 2008. A portion of the cash dividend was payable to Prudential Mutual Holding Company on the shares of the Company’s common stock it owns and totaled $353,000.

Employee Stock Ownership Plan – In fiscal year 2005, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million. The Bank accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital. As of September 30, 2008 the Company had allocated a total of 62,205 shares from the suspense account to participants and committed to release an additional 16,965 shares. The Company recognized compensation expense related to the ESOP of $257,000, $306,000 and $287,000 the years ended September 30, 2008, 2007 and 2006 respectively,

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On January 22, 2008, the Company announced its sixth stock repurchase program to repurchase up to 220,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company (the “MHC”). The program commenced upon completion of the fifth stock repurchase program. The program was completed during May 2008. In addition, the MHC announced that its Board of Directors also approved the purchase of 220,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC. As of September 30, 2008, The MHC had purchased 113,000 shares at an average cost of $11.05 per share. The average cost per share of the shares which have been repurchased by the Company was $12.51, $13.57 and $13.32 per share during fiscal 2008, 2007 and 2006, respectively. The repurchased shares are available for general corporate purposes.

Comprehensive Income—The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity. For the years ended September 30, 2008, 2007 and 2006, the only components of comprehensive income were net income and unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities. A comprehensive loss of $5.1 was recognized for the year ended September 30, 2008. Comprehensive income totaled $3.1 million and $4.0 million for the years ended September 30, 2007 and 2006, respectively.

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

Income Taxes— The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. On October 1, 2007, the Company incorporated FIN No. 48 with its existing accounting policy. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

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

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on October 1, 2007, and the adoption did not have a significant impact of on the Company’s financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted the provisions of the EITF on October 1, 2008 and is currently assessing the impact of the adoption of EITF 06-04 on its financial statements, but does not expect it to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FSP No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company is currently assessing the impact of FAS No. 157-3 on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain circumstances. The Company adopted SFAS No. 159 as of October 1, 2008 and it did not have an impact on the Company’s financial condition or results of operation as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements: (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of the EITF on October 1, 2008 and is currently assessing the impact of the adoption of EITF 06-10 on its financial statements, but does not expect it to be material.

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

In September 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”; and “Clarification of the Effective Date of FASB Statement No. 161”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP encourages that the amendments to SFAS No. 133 and Interpretation 45 be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the requirements of FSP Nos. FAS 133-1 and FIN 45-4 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities. As of September 30, 2008, the Company had not issued and did not have outstanding any CSEs.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands Except Per Share Data)
Net (loss) income	$(4,145)	$3,397	$3,837

Weighted average shares outstanding used in basic earnings per share computation	10,832,957	11,404,314	11,919,101
Effect of CSEs	—	—	—
Adjusted weighted average shares used in diluted earnings per share computation	10,832,957	11,404,314	11,919,101

(Loss) earnings per share - basic and diluted	$(0.38)	$0.30	$0.32

4.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$120,572	$112	$(2,377)	$118,307
Debt securities - Municipal bonds	2,450	—	(16)	2,434

Total securities held to maturity	$123,022	$112	$(2,393)	$120,741

Securities Available for Sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$3,000	$—	$(124)	$2,876
FNMA stock	—	1	—	1
FHLMC preferred stock	26	19	—	45

Total securities available for sale	$3,026	$20	$(124)	$2,922

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$132,332	$109	$(1,159)	$131,282
Debt securities - Municipal bonds	2,450	1	(40)	2,411

Total securities held to maturity	$134,782	$110	$(1,199)	$133,693

Securities Available for Sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$2,999	$—	$(30)	$2,969
FNMA stock	—	7	—	7
Mutual fund	34,982	—	(1,175)	33,807
FHLMC preferred stock	26	1,534	—	1,560

Total securities available for sale	$38,007	$1,541	$(1,205)	$38,343

During the second quarter of 2008, the Company analyzed the continued decline in the fair value of the Company’s investment in its $35.0 million mutual funds portfolio and identified the impairment of these securities as other than temporary, recording a pretax loss of $1.5 million as an other than temporary charge against operating results. Due to the continued decline in the NAV of the $35.0 investment in a mutual fund and the fund manager’s decision to activate the redemption in kind provision, the Bank redeemed its shares in the fund during June 2008. As a result, the Bank received approximately $4.3 million in cash and $24.7 million of securities based on its representative interest in the securities held by the mutual fund. The securities received in the redemption are classified as mortgage-backed securities available for sale. The decline in the NAV and a subsequent impairment charge related to the securities held by the fund resulted in a pre-tax charge of $6.2 million for the year ended September 30, 2008.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2008:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Treasury and Government agencies	$2,377	$99,203	$—	$—
Municipal bonds	9	1,280	7	343

Total securities held to maturity	2,386	100,483	7	343

Securities Available for Sale:
U.S. Treasury and Government agencies	124	2,876	—	—

Total securities available for sale	124	2,876	—	—

Total	$2,510	$103,359	$7	$343

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2007:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Treasury and Government agencies	$92	$14,899	$1,067	$82,715
Municipal bonds	—	—	40	1,599

Total securities held to maturity	92	14,899	1,107	84,314

Securities Available for Sale:
U.S. Treasury and Government agencies	—	—	30	2,969
Mutual fund	—	—	1,175	33,807

Total securities available for sale	—	—	1,205	36,776

Total	$92	$14,899	$2,312	$121,090

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, when applicable and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs of the securities are measured based on public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs at the time the Company determines the decline in value was other-than-temporary.

At September 30, 2008, securities in a gross unrealized loss position for twelve months or longer consisted of one security having an aggregate depreciation of 2.1% from the Company’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 84 securities having an aggregate depreciation of 2.4% from the Company’s amortized cost basis. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The fixed income markets, in particular those segments that include a credit spread, have been negatively impacted during 2008 as credit spreads widened dramatically. The Company believes recovery of fair value is expected as credit spreads return to more normal levels, as the securities approach their maturity date or as valuations for such securities improve as market yields change. Although the fair value will fluctuate as the market interest rates move, the majority of the Company’s investment portfolio consists of low-risk securities from U.S. government agencies or government sponsored enterprises As of September 30, 2008, management concluded that an other-than-temporary impairment did not exist based upon its analysis performed and in addition to the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$—	$—	$—	$—
Due after one through five years	4,790	4,820	—	—
Due after five through ten years	51,084	50,311	1,000	991
Due after ten years	67,148	65,610	2,000	1,885

Total	$123,022	$120,741	$3,000	$2,876

	September 30, 2007
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$6,000	$5,981	$—	$—
Due after one through five years	25,002	24,950	—	—
Due after five through ten years	39,592	39,427	1,000	999
Due after ten years	64,188	63,335	1,999	1,970

Total	$134,782	$133,693	$2,999	$2,969

5.	MORTGAGE-BACKED SECURITIES

          Mortgage-backed securities are summarized as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$37,438	$79	$(536)	$36,981
FNMA pass-through certificates	1,344	—	(29)	1,315
FHLMC pass-through certificates	1,499	16	—	1,515

Total securities held to maturity	$40,281	$95	$(565)	$39,811

Securities available for sale
GNMA	$18,211	$198	$(87)	$18,322
FNMA	18,054	274	(73)	18,255
FHLMC	1,813	29	—	1,842
Non agency	15,048	32	(1,315)	13,765

Total securities available for sale	$53,126	$533	$(1,475)	$52,184

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$42,471	$22	$(1,261)	$41,232
FNMA pass-through certificates	1,370	—	(60)	1,310
FHLMC pass-through certificates	1,693	—	(22)	1,671

Total securities held to maturity	$45,534	$22	$(1,343)	$44,213

Securities available for sale
FNMA pass-through certificates	$8,492	$66	$(9)	$8,549

Total securities available for sale	$8,492	$66	$(9)	$8,549

There were no mortgage-backed securities sold during fiscal 2008 or 2007. During fiscal 2006, $4.6 million of mortgage-backed securities were sold at a pre-tax gain of $48,000. Although these securities were classified under FASB Statement No. 115 as “Held to Maturity”, at the time of purchase, the sale was permissible because the remaining balances of the investments were 15% or less than their original purchased par value. Simultaneously, we purchased $4.6 million in mortgage-backed securities classified as available-for-sale.

Due to the continued decline in the market value of the securities and deterioration in the underlying credit of certain non-agency mortgage back securities, the Company recorded an impairment charge related to the value of certain non-agency mortgage back securities that were deemed to be other-than-temporarily-impaired. The Company has recognized an other-than-temporary impairment for these securities of $726, 000 on a pre-tax basis in 2008

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at September 30, 2008:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
GNMA pass-through certificates	$279	$22,488	$257	$5,778
FNMA pass-through certificates	29	1,315	—	—
FHLMC pass-through certificates	—	—	—	—
Total securities held to maturity	$308	$23,803	$257	$5,778

Securities available for sale:
GNMA	$87	$7,640	$—	$—
FNMA	73	7,061	—	—
FHLMC	—	—	—	—
Non Agency	1,315	8,276	—	—
Total securities available for sale	$1,475	$22,977	$—	$—

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at September 30, 2007:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
GNMA pass-through certificates	$129	$7,968	$1,132	$31,050
FNMA pass-through certificates	—	—	60	1,310
FHLMC pass-through certificates	—	—	22	1,671

Total securities held to maturity	$129	$7,968	$1,214	$34,031

Securities available for sale:
FNMA pass-through certificates	9	844	—	—
Total securities available for sale	$9	$844	$—	$—

Total

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, when applicable and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs of the securities are measured based on public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs at the time the Company determines the decline in value was other-than-temporary.

At September 30, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 11 securities having an aggregate depreciation of 4.5% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consisted of 123 securities having an aggregate depreciation of 3.7% from the Company’s amortized cost basis. Securities in unrealized loss position included those issued by U.S Agencies and U.S. Government Sponsored Agencies, as well as non-agency issued securities. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased and turbulence in the mortgage markets. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted during 2008 as credit spreads widened dramatically.

Agency securities represent asset backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September of 2008 the Treasury announced the establishment of the Government- Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders—senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

The non-agency securities were acquired through the redemption in-kind of the Company’s investment in a mutual fund as described in Note 4. Of the securities acquired through the redemption in-kind, 94.5% of the securities are rated at investment grade. All of the securities, including those below investment grade, as of September 30, 2008 were performing according to their contractual terms. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. Management believes these unrealized losses are not other-than-temporary based upon Company’s analysis that the securities will perform in accordance with their terms, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company believes recovery of fair value is expected when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments. The corporate debt securities have no identified credit issues as 96.1% having an “A” rating or higher. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, the decline is not deemed to be other than temporary.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2008	September 30, 2007
	(Dollars in thousands)
One-to-four family residential	$191,344	$159,945
Multi-family residential	2,801	4,362
Commercial real estate	20,518	18,019
Construction and land development	42,634	52,429
Commercial business	465	155
Consumer	739	832

Total loans	258,501	235,742

Undisbursed portion of loans-in-process	(13,515)	(15,897)
Deferred loan fees	574	315
Allowance for loan losses	(1,591)	(1,011)

Net	$243,969	$219,149

The Bank originates loans to customers in its local market area. The ultimate repayment of these loans is dependent, to a certain degree, on the local economy and real estate market.

The Bank originates or purchases both adjustable and fixed interest rate loans. At September 30, 2008 and 2007, the Bank had $49.9 million and $57.6 million of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Wall Street Journal prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

Certain officers of the Bank have loans with the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Balance—beginning of year	$1,634	$677	$543
Additions	391	1,138	475
Repayments	(442)	(181)	(341)

Balance—end of year	$1,583	$1,634	$677

The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Balance, beginning of year	$1,011	$618	$558
Provision for loan losses	1,084	395	60
Charge-offs	(504)	(2)	—
Recoveries	—	—	—

Balance, end of year	$1,591	$1,011	$618

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

As of September 30, 2008 and 2007, the recorded investment in loans that are considered to be impaired was as follows:

	Year Ended September 30,
	2008	2007
	(Dollars in thousands)
Impaired colateral-dependent loans with related allowance	$3,640	$2,022
Impaired colateral-dependent loans with no related allowance	$—	$—

Other data for impaired loans as of September 30, 2008, 2007 and 2006 is as follow:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Average impaired loans	$3,640	$2,022	$—
Interest income recognized on impaired loans	$—	$—	$—
Cash basis interest income recognized on impaired loans	$—	$—	$—

The impaired amount represents two construction loan in which the borrowers have not satisfied the terms of the loans. Current appraisal has been obtained of the underlying collateral properties, which shows a deterioration in the value of such properties consistent with the change in values in the region. As a result of the Company’s measurement of impaired loans, a specific reserve of $529,000 was established at September 30, 2008.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. Interest income foregone on non-accrual loans at September 30, 2008, 2007 and 2006 amounted to $133,000, $28,000 and $-0-, respectively.

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at September 30, 2008 and 2007 amounted to approximately $4.0 million and $2.6 million, respectively.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2008	2007
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	2,914	2,759
Automobiles	122	122

Total	5,848	5,693
Accumulated depreciation	(3,666)	(3,330)

Total office properties and equipment, net of accumulated depreciation	$2,182	$2,363

For the years ended September 30, 2008, 2007 and 2006, depreciation expense amounted to $336,000, $246,000 and $242,000, respectively.

8.	DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2008		September 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Money market deposit accounts	$66,484	17.6%	$63,675	18.0%
Checking accounts	27,335	7.3	28,895	8.2
Passbook, club and statement savings	67,921	18.0	70,903	20.0
Certificates maturing in six months or less	93,141	24.7	101,615	28.7
Certificates maturing in more than six months	121,949	32.4	88,950	25.1

Total	$376,830	100.0%	$354,038	100.0%

At September 30, 2008 and 2007 the weighted average cost of deposits was 3.34% and 3.88%, respectively.

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2008
(Dollars in Thousands)

One year or less	$156,693
One through two years	12,433
Two through three years	19,830
Three through four years	12,712
Four through five years	13,422

Total	$215,090

The weighted average rate paid on certificates at September 30, 2008 and 2007 was 4.2% and 4.9%, respectively. Certificates of deposit of $100,000 or more at each of such dates totaled approximately $66.7 million and $56.4 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
NOW and money market deposits accounts	$2,793	$3,321	$3,081
Passbook, club and statement savings accounts	1,681	1,986	2,458
Certificate accounts	8,922	7,944	5,304
Total	$13,396	$13,251	$10,843

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank totaled $31.7 million and $33.7 million at September 30, 2008 and 2007, respectively.

The following is a schedule of six advances made under the low-income housing program in which the Bank is a participant. Three of the advances are at an interest rate of 3.0%, one advance is at an interest rate of 2.0% and two advances are non-interest-bearing. Repayment of the advances is as follows:

	September 30,
	2008	2007
	(Dollars in thousands)

1 to 12 months	$43	$42
13 to 24 months	44	43
25 to 36 months	45	44
Thereafter	569	614

Total	$701	$743

Advances from Federal Home Loan Bank not part of the low-income housing program at September 30, 2008 and 2007 consist of the following:

	September 30,
	2008		2007
Due	Amount	Fixed Interest Rate	Amount	Fixed Interest Rate
	(Dollars in Thousands)
October 2007	$—	—	$20,000	5.07%
October 2008	18,000	2.78%	—	—
July 2010	2,000	5.98%	2,000	5.98%
August 2010	3,000	5.93%	3,000	5.93%
September 2010	8,000	5.69%	8,000	5.69%

	$31,000		$33,000

The advances are collateralized by all of the Federal Home Loan Bank stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.

10.	INCOME TAXES

The Company’s files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2008, 2007 and 2006 consists of the following:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$1,128	$1,455	$1,596
State	—	—	50
Total current taxes	1,128	1,455	1,646

Deferred income tax (benefit) expense	(373)	(68)	127
Total income tax provision	$755	$1,387	$1,773

          Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$356	$—
Deposit premium	216	265
Allowance for loan losses	594	378
Real estate owned expenses	99	—
Non-accrual interest	21	—
Accrued vacation	34	—
Capital loss carryforward	1,873	—
Impairment loss	247	—
Employee stock ownership plan	110	79
Total deferred tax assets	3,550	722
Valuation allowance	(1,991)	—
Total deferred tax assets, net of valuation allowance	1,559	722

Deferred tax liabilities:
Unrealized gain on available for sale securities	—	134
Property	467	446
Mortgage servicing	6	8
Deferred loan fees	195	106
Total	668	694
Net deferred tax asset	$891	$28

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance in the amount of $2.0 million for the carryforward period.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2008		2007		2006
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
	(Dollars in Thousands)
Tax at statutory rate	$(1,153)	34.0%	$1,627	34.0%	$1,907	34.0%
Adjustments resulting from:
State tax, net of federal tax effect	—	—	—	—	33	0.6
Valuation allowance	1,991	(58.7)	—	—	—	—
Income from bank owned life insurance	(68)	2.0	(72)	(1.5)	(56)	(1.0)
Income from muncipal obligations	(29)	0.9	(35)	(0.7)	(35)	(0.6)
Other	14	(0.5)	(133)	(2.8)	(76)	(1.4)

Income tax expense per statements of income	$755	(22.3)%	$1,387	29.0%	$1,773	31.6%

In June 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on October 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial condition or results of operations. As of the date of adoption, there was no liability for uncertain tax positions and no known unrecognized tax benefits. There were no increases or decreases during 2008 to the liability for unrecognized tax benefits, and no liability exists as of September 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2008 and 2007, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

As of September 30, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2008:
Tier 1 capital (to average assets)
Company	$69,566	14.58%	$19,091	4.0%	N/A	N/A
Bank	64,108	13.22	19,395	4.0	$24,244	5.0%
Tier 1 capital (to risk-weighted assets) Company	69,566	31.40	8,861	4.0	N/A	N/A
Bank	64,108	28.94	8,861	4.0	13,292	6.0
Total capital (to risk-weighted assets) Company	71,166	32.12	17,722	8.0	N/A	N/A
Bank	65,708	29.66	17,722	8.0	22,153	10.0

September 30, 2007:
Tier 1 capital (to average assets)
Company	$80,702	17.08%	$18,900	4.0%	N/A	N/A
Bank	72,906	15.52	18,785	4.0	$23,482	5.0%
Tier 1 capital (to risk-weighted assets) Company	80,702	37.88	8,522	4.0	N/A	N/A
Bank	72,906	34.22	8,522	4.0	12,783	6.0
Total capital (to risk-weighted assets) Company	81,877	38.43	17,044	8.0	N/A	N/A
Bank	74,081	34.77	17,044	8.0	21,305	10.0

12.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2008, 2007 and 2006 was $355,000, $472,000 and $550,000, respectively.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2008, 2007 and 2006. The elimination of the expense reflected the Company’s decision to discontinue the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

In fiscal 2005, the Bank established an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for a total cost of approximately $4.5 million. The average purchase price was $9.86 per share. As of September 30, 2008 the Company had allocated a total of 62,205 shares from the suspense account to participants and committed to release an additional 16,965 shares. The expense relating to this plan for the years ended September 30, 2008, 2007 and 2006 was $257,000, $306,000, and $287,000, respectively.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2008, the Bank had $18.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 8.50%. At September 30, 2007, the Bank had $10.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.625% to 9.25%.

The Bank also had commitments under unused lines of credit of $5.9 million and $7.2 million and letters of credit outstanding of $95,000 at both September 30, 2008 and 2007.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The company leases certain property and equipment under non-cancelable operating leases. Scheduled minimum payments are as follows for the fiscal years ended:

September 30,	Lease Obligation
(Dollars in thousands)
2009	$55
2010	13
2011	2
2012	—
2013	—
Thereafter	—
Total	$70

Rent expense for all operating leases was approximately $76,000, $73,000, and $27,000 for fiscal years ending September 30, 2008, 2007, and 2006, respectively.

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

	September 30,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$9,454	$9,454	$12,269	$12,269
Investment securities held to maturity	123,022	120,741	134,782	133,693
Investment securities available for sale	2,922	2,922	38,343	38,343
Mortgage-backed securities held to maturity	40,281	39,811	45,534	44,213
Mortgage-backed securities available for sale	52,184	52,184	8,549	8,549
Loans receivable, net	243,969	244,772	219,527	216,915
Federal Home Loan Bank stock	2,620	2,620	2,397	2,397

Liabilities:
NOW accounts	27,335	27,335	28,895	28,895
Money market deposit accounts	66,484	66,484	63,675	63,675
Passbook, club and statement savings accounts	67,921	67,921	70,903	70,903
Certificates of deposit	215,090	217,290	190,565	191,024
Advances from Federal Home Loan Bank	31,701	32,233	33,743	34,199

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs.

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

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant. As discussed in Note 13, the related amounts at September 30, 2008 and 2007 were, in the aggregate, $24.6 million and $17.7 million, respectively.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2008 and 2007, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

The condensed financial statements of Prudential Bancorp, Inc. of Pennsylvania (Parent Company) are as follows:

STATEMENT OF FINANCIAL CONDITION At September 30,	2008	2007
	(Dollars in thousands)
Assets:
Cash	$1,834	$4,115
ESOP loan receivable	3,998	4,139
Investment in Bank	63,417	73,165
Other assets	179	116
Total assets	$69,428	$81,535
Liabilities:
Accrued dividend payable	$553	$574
Total liabilities	553	574
Stockholders’ equity:
Preferred stock	—	—
Common stock	126	126
Additional paid-in-capital	54,925	54,880
Unearned ESOP shares	(3,680)	(3,903)
Treasury stock	(19,481)	(14,372)
Retained earnings	37,676	43,971
Accumulated other comprehensive (loss) income	(691)	259
Total stockholders’ equity	68,875	80,961
Total liabilities and stockholders’ equity	$69,428	$81,535

INCOME STATEMENT For the year ended September 30,	2008	2007
	(Dollars in thousands)
Interest on ESOP loan	$235	$242
Equity in the undistributed (loss) earnings of the Bank	(4,054)	3,492
Dividend from Bank	5,000	—
Other income	51	55
Total income	1,232	3,789
Professional services	250	296
Other expense	172	141
Total expense	422	437
Income before income taxes	810	3,352
Income tax benefit	(45)	(45)
Net income	$855	$3,397

CASH FLOWS For the year ended September 30,	2008	2007
	(Dollars in thousands)
Operating activities:
Net income	$855	$3,397
Increase (decrease) in assets	(62)	90
Decease in liabilities	—	(173)
Equity in the undistributed loss (earnings) of the Bank	4,054	(3,492)
Net cash used in (provided by) operating activities	4,847	(178)
Investing activities:
Repayments received on ESOP loan	141	134
Net cash provided by investing activities	141	134
Financing activities:
Cash dividends paid	(2,160)	(2,050)
Payment to repurchase common stock	(5,109)	(7,950)
Net cash used in financing activities	(7,269)	(10,000)
Net decrease in cash and cash equivalents	(2,281)	(10,044)
Cash and cash equivalents, beginning of year	4,115	14,159
Cash and cash equivalents, end of year	$1,834	$4,115

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2008 and 2007 is as follows:

	September 30, 2008				September 30, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands)				(In thousands)

Interest income	$6,661	$6,565	$6,465	$6,717	$6,683	$6,692	$6,746	$6,787
Interest expenses	3,894	3,767	3,503	3,490	3,594	3,574	3,742	3,874
Net interest income	2,767	2,798	2,962	3,227	3,089	3,118	3,004	2,913
Provision for loan losses	75	75	112	821	60	15	(20)	340
Net income after provision for loan losses	2,692	2,723	2,850	2,406	3,029	3,103	3,024	2,573
Non-interest income (charges)	222	(1,279)	(3,798)	(430)	310	221	262	252
Non-interest expense	2,016	2,509	1,913	2,337	2,021	2,122	1,853	1,994
Income (loss) before income taxes	898	(1,065)	(2,861)	(361)	1,318	1,202	1,433	831
Income tax expense (benefit)	288	(383)	703	148	422	237	456	271
Net income	$610	$(682)	$(3,564)	$(509)	$896	$965	$977	$560
Per share:
Earnings (loss) per share - basic	$0.06	$(0.06)	$(0.33)	$(0.05)	$0.08	$0.08	$0.09	$0.05
Earnings (loss) per share - diluted	0.06	(0.06)	(0.33)	(0.05)	0.08	0.08	0.09	0.05
Dividends per share	0.05	0.05	0.05	0.05	0.04	0.05	0.05	0.05

17.	SUBSEQUENT EVENTS

The Company, at its Board of Directors meeting held on December 17, 2008, declared a quarterly cash dividend of $0.05 per share on the common stock of the Company payable on January 26, 2009 to the shareholders of record at the close of business on January 12, 2009.

* * * * * *

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A (T). Controls and Procedures

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

           Report of Management’s Assessment of Internal Control over Financial Reporting

          Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

●	maintain records that accurately reflect the Company’s transactions;

●	prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2008. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

          The Board of Directors of Prudential Bancorp, through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

          Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Item 9B. Other Information

          Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 9, 2009, which will be filed with the SEC on or about January 5, 2009 (“Definitive Proxy Statement”).

          The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relation’s administrator, Prudential Bancorp, Inc. of Pennsylvania, 1834 Oregon Avenue, Philadelphia, Pennsylvania 19145.

Item 11. Executive Compensation

          The information required herein is incorporated by reference from the sections captioned “Management Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement.

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

          Equity Compensation Plan Information. As of September 30, 2008, the Company did not have any shares of common stock that may be issued under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required herein is incorporated by reference from the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

          The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees” in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. of Pennsylvania(1)

3.2	Bylaws of Prudential Bancorp, Inc. of Pennsylvania(1)

4.0	Form of Stock Certificate of Prudential Bancorp, Inc. of Pennsylvania(1)

10.1	Amended and Restated Employment Agreement between Prudential Savings Bank and Thomas A. Vento(2)

10.2	Amended and Restated Employment Agreement between Prudential Savings Bank and Joseph R. Corrato(2)

10.3	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)

10.4	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(2)

10.5	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)

10.6	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)

21.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business – Subsidiaries” for the required information

23.0	Consent of Deloitte & Touche LLP

31.1	Section 1350 Certification of the Chief Executive Officer

31.2	Section 1350 Certification of the Chief Financial Officer

32.0	Section 906 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Commission File No. 333-119130) filed with the Commission on September 30, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 2008 and filed with the Commission on November 25, 2008 (Commission File No. 000-51214).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc. of Pennsylvania

December 29, 2008	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Packer, Jr.	December 29, 2008
Joseph W. Packer, Jr.
Chairman of the Board

/s/ Thomas A. Vento	December 29, 2008
Thomas A. Vento
President and Chief Executive Officer

/s/ Jerome R. Balka, Esq.	December 29, 2008
Jerome R. Balka, Esq.
Director

/s/ A. J. Fanelli
A. J. Fanelli	December 29, 2008
Director

/s/ Francis V. Mulcahy
Francis V. Mulcahy	December 29, 2008
Director

/s/ Joseph R. Corrato
Joseph R. Corrato	December 29, 2008
Executive Vice President, Chief Financial Officer and Chief
Accounting Officer