Form 10-Q
period 2008-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2009-02-17
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51214

Prudential Bancorp, Inc. of Pennsylvania
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	68-0593604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 Oregon Avenue	19145
Philadelphia, Pennsylvania
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check is smaller reporting company	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of February 9, 2009, 11,069,866 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION:

Item 1.	Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition December 31, 2008 and September 30, 2008 (as restated)	2

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (as restated)	3

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Three Months Ended December 31, 2008 and 2007 (as restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 (as restated)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2008	September 30, 2008 (as restated See note 10)
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$4,118	$4,318
Interest-bearing deposits	7,727	5,136

Total cash and cash equivalents	11,845	9,454

Investment securities held to maturity (estimated fair value—December 31, 2008, $115,313; September 30, 2008, $120,741)	114,338	123,022
Investment securities available for sale (amortized cost—December 31, 2008, $2,019; September 30, 2008, $3,026)	2,000	2,922
Mortgage-backed securities held to maturity (estimated fair value— December 31, 2008, $40,631; September 30, 2008, $39,811)	39,432	40,281
Mortgage-backed securities available for sale (amortized cost— December 31, 2008, $52,463; September 30, 2008, $53,126)	50,689	52,184
Loans receivable—net of allowance for loan losses (December 31, 2008, $1,904; September 30, 2008, $1,591)	253,850	243,969
Accrued interest receivable:
Loans receivable	1,381	1,291
Mortgage-backed securities	389	393
Investment securities	1,784	1,493
Real estate owned	1,488	1,488
Federal Home Loan Bank stock—at cost	3,545	2,620
Office properties and equipment—net	2,099	2,182
Prepaid expenses and other assets	7,023	7,147
Deferred tax asset-net	1,938	1,091
TOTAL ASSETS	$491,801	$489,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$3,623	$4,327
Interest-bearing	383,899	372,503
Total deposits	387,522	376,830
Advances from Federal Home Loan Bank	32,691	31,701
Accrued interest payable	944	3,471
Advances from borrowers for taxes and insurance	1,932	1,348
Accounts payable and accrued expenses	1,921	7,169
Accrued dividend payable	531	531
Total liabilities	425,541	421,050

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 11,069,866 at December 31, 2008 and September 30, 2008	126	126
Additional paid-in capital	54,924	54,925
Unearned ESOP shares	(3,624)	(3,680)
Treasury stock, at cost: 1,493,884 shares at December 31, 2008 and September 30, 2008	(19,481)	(19,481)
Retained earnings (As substantially restricted)	35,504	37,288
Accumulated other comprehensive loss	(1,189)	(691)

Total stockholders’ equity	66,260	68,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,801	$489,537

See notes to unaudited condensed consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2008	2007 (as restated See note 10)
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,727	$3,635
Interest on mortgage-backed securities	1,756	724
Interest and dividends on investments	1,744	2,302

Total interest income	7,227	6,661

INTEREST EXPENSE:
Interest on deposits	3,159	3,494
Interest on borrowings	303	400

Total interest expense	3,462	3,894

NET INTEREST INCOME	3,765	2,767

PROVISION FOR LOAN LOSSES	313	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,452	2,692

NON-INTEREST INCOME:
Fees and other service charges	125	142
Impairment charge on mortgage-backed securities	(2,154)	—
Other	82	80

Total non-interest (loss) income	(1,947)	222

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,068	1,147
Data processing	165	124
Professional services	216	85
Office occupancy	95	85
Depreciation	84	83
Payroll taxes	63	68
Director compensation	58	64
Other	705	354

Total non-interest expense	2,454	2,010

(LOSS) INCOME BEFORE INCOME TAXES	(949)	904

INCOME TAXES:
Current	503	331
Deferred benefit	(459)	(41)

Total income tax	44	290

NET (LOSS) INCOME	$(993)	$614

BASIC (LOSS) EARNINGS PER SHARE	$(0.09)	$0.06

DILUTED (LOSS) EARNINGS PER SHARE	$(0.09)	$0.06

See notes to unaudited condensed consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (AS RESTATED, SEE NOTE 10)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2008 (as restated - see note 10)	$126	$54,925	$(3,680)	$(19,481)	$37,288	$(691)	$68,487

Cummulative adjustment related to the adoption of EITF 06-10, net of tax					(256)		(256)

Comprehensive income:

Net loss					(993)		(993)	(993)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $989						(1,920)	(1,920)	(1,920)

Reclassification adjustment for other than temporary impairment net of tax of $732						1,422	1,422	1,422

Comprehensive loss								$(1,491)

Cash dividend declared ($.05 per share)					(535)		(535)

ESOP shares committed to be released	—	(1)	56	—	—	—	55

BALANCE, December 31, 2008	$126	$54,924	$(3,624)	$(19,481)	$35,504	$(1,189)	$66,260

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2007 (as restated - see note 10)	$126	$54,880	$(3,903)	$(14,372)	$43,568	$259	$80,558

Comprehensive income:

Net income					614		614	614

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $166						(321)	(321)	(321)

Comprehensive income								$293

Treasury stock purchased				(1,350)			(1,350)

Cash dividend declared ($.05 per share)					(547)		(547)

ESOP shares committed to be released	—	16	55	—	—	—	71

BALANCE, December 31, 2007	$126	$54,896	$(3,848)	$(15,722)	$43,635	$(62)	$79,025

See notes to unaudited condensed consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
		2007
		(As restated
	2008	see note 10)
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(993)	$614
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	313	75
Depreciation	84	83
Net accretion of premiums/discounts	(531)	(16)
Net accretion of deferred loan fees and costs	(31)	(54)
Amortization of ESOP	55	71
Impairment charge on mortgage-backed securities	2,154	—
Income from bank owned life insurance	(53)	(47)
Deferred income tax benefit	(459)	(41)
Changes in assets and liabilities which used cash:
Accounts payable and accrued expenses	(5,630)	(479)
Accrued interest payable	(2,527)	(1,995)
Prepaid expenses and other assets	177	424
Accrued interest receivable	(377)	88
Net cash used in operating activities	(7,818)	(1,277)
INVESTING ACTIVITIES:
Purchase of investment securities held to maturity	(6,997)	(9,984)
Purchase of mortgage-backed securities available for sale	(1,985)	(4,843)
Loans originated or acquired	(20,620)	(15,231)
Principal collected on loans	10,457	12,391
Principal payments received on mortgage-backed securities:
held-to-maturity	948	1,349
available-for-sale	924	191
Proceeds from calls and maturities of investment securities held to maturity	15,682	15,693
Proceeds from calls and maturities of investment available for sale	991	999
Net (increase) decrease in Federal Home Loan Bank stock	(925)	98
Purchases of equipment	(1)	(25)
Net cash (used in) provided by investing activities	(1,526)	638
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(735)	(153)
Net increase in certificates of deposit	11,427	5,778
Net borrowings (repayments) from Federal Home Loan Bank	990	(6,010)
Increase in advances from borrowers for taxes and insurance	584	700
Cash dividend paid	(531)	(554)
Purchase of treasury stock	—	(1,350)
Net cash provided by (used in) financing activities	11,735	(1,589)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,391	(2,228)
CASH AND CASH EQUIVALENTS—Beginning of period	9,454	12,269
CASH AND CASH EQUIVALENTS—End of period	$11,845	$10,041
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$5,989	$5,883
Income taxes paid	$850	$550
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS;
Impact of adoption of EITF 06-10 on other liabilities	$388	$—

See notes to unaudited condensed consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (“the Company”) and the accompanying notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Use of Estimates in the Preparation of Financial Statements —The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, and the fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

Dividend Payable – On December 17, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on January 26, 2009 to the shareholders of record at the close of business on January 12, 2009 which resulted in a payable of $531,000 at December 31, 2008. A portion of the cash dividend was payable to Prudential Mutual Holding Company due to its ownership of shares of the Company’s common stock and totaled $354,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2008, the Company had allocated a total of 84,825 shares from the suspense account to participants. In addition, at such date of the total number of shares of Company common stock held by the ESOP was 450,200. For the quarter ended December 31, 2008, the Company recognized $51,000 in compensation expense.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On January 21, 2009, the Company announced its seventh stock repurchase program to repurchase up to 198,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Prudential Mutual Holding Company (the “MHC”). In addition, the MHC announced that its Board of Directors approved its second stock repurchase plan to repurchase up to 198,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC. As of December 31, 2008, The MHC had purchased 179,600 shares at an 6 average cost of $10.71 per share. The average cost per share of the shares which have been repurchased by the Company was $13.04 for purchases through December 31, 2008. The repurchased shares are available for general corporate purposes.

Comprehensive Income (loss) —The Company presents in the unaudited condensed consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.  For the quarters ended December 31, 2008 and 2007, the only components of comprehensive income were net income, unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax.  The Company recognized a comprehensive loss $1.5 million for the three months ended December 31, 2008 while comprehensive income totaled $293,000 for the three months ended December 31, 2007.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. The Company has been informed that the FHLB of Pittsburgh has ceased paying dividends on shares of stock and repurchasing shares thereof.  While certain conditions are noted that required management to evaluate the stock for impairment it is currently not probable that the Company will not realize its cost basis. Management concluded that no impairment existed as of December 31, 2008.

Recent Accounting Pronouncements – In September 2006, the Emerging Issues Task Force (“EITF”) of Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted the provisions of the EITF on October 1, 2008 and the adoption of EITF 06-04 did not have a material impact on its financial condition or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-10 as of October 1, 2008, the Company recognized a liability of $388,000 in accordance with Accounting Principles Board Opinion No. 12, Omnibus Opinion—1967 (“APB 12”) and recorded a corresponding reduction to retained earnings, net of tax, representing the cumulative effect of the change in accounting principle.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157. The FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of the FSP on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company adopted the provisions of the statement on November 15, 2008 and it did not have an impact on its financial condition or results of operations as it did not change its current practice.

In September 2008, the FASB issued a Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”; and “Clarification of the Effective Date of FASB Statement No. 161”, respectively. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP encourages that the amendments to SFAS No. 133 and FIN 45 be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted the requirements of FSP FAS 133-1 and FIN 45-4 in the quarter ended December 31, 2008 and the adoption did not have an impact, on the Company’s financial condition or results of operations.

In January 2009, FASB issued final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.  The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made . The Company adopted the provisions of the statement of position as of December 31, 2008 and the adoption did not have an impact on its financial condition or results of operations.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed  by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period.  Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents ("CSEs"), based upon the treasury stock method using an average market price for the period.  As of December 31, 2008, the Company did not issue and does not have any outstanding CSEs.

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended December 31,
	2008	2007
	(Dollars in Thousands Except Per Share Data)

Net (loss) income	$(993)	$614

Weighted average shares outstanding used in basic and diluted earnings per share computation	10,814,956	11,057,143

(Loss) earnings per share - basic and diluted	$(0.09)	$0.06

3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	December 31, 2008
	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$111,888	$1,186	$(217)	$112,857
Debt securities - Municipal bonds	2,450	6	—	2,456

Total securities held to maturity	$114,338	$1,192	$(217)	$115,313

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$2,000	$—	$(19)	$1,981
FHLMC preferred stock	19	—	—	19

Total securities available for sale	$2,019	$—	$(19)	$2,000

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$120,572	$112	$(2,377)	$118,307
Debt securities - Municipal bonds	2,450	—	(16)	2,434

Total securities held to maturity	$123,022	$112	$(2,393)	$120,741

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$3,000	$—	$(124)	$2,876
FNMA stock	—	1	—	1
FHLMC preferred stock	26	19	—	45

Total securities available for sale	$3,026	$20	$(124)	$2,922

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2008:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$217	$18,752	$—	$—

Total securities held to maturity	217	18,752	—	—

Securities available for sale:
U.S. Treasury and Government agencies	19	1,981	—	—

Total securities available for sale	19	1,981	—	—

Total	$236	$20,733	$—	$—

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs of the securities are measured based on public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs at the time the Company determines the decline in value was other-than-temporary.

At December 31, 2008, securities in a gross unrealized loss for less than twelve months consist of 13 securities having an aggregate depreciation of 1.1% from the Company’s amortized cost basis. There were no securities in a gross unrealized loss position for greater than twelve months.

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody's and Standard & Poor's. All long-term debt issued by the FHLB banks is rated Aaa by Moody's and AAA by Standard and Poor's. All short-term debt is rated “Prime-1” by Moody's and A-1+ by Standard & Poor's.  FNMA and FHLMC senior debt securities are also currently rated "Aaa" by Moody’s , short-term debt is rated "Prime-1", subordinated debt is rated "Aa2" and preferred stock ratings are currently "Aa3" with "Stable" outlooks. Farm Credit Designated Bonds are high credit quality, liquid, non-callable and callable securities. The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of decline in credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania. None of the Municipal bonds were in an unrealized loss position as of December 31, 2008.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one through five years	5,165	5,267	—	—
Due after five through ten years	48,211	48,862	—	—
Due after ten years	60,962	61,184	2,000	1,981

Total	$114,338	$115,313	$2,000	$1,981

	September 30, 2008
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one through five years	4,790	4,820	—	—
Due after five through ten years	51,084	50,311	1,000	991
Due after ten years	67,148	65,610	2,000	1,885

Total	$123,022	$120,741	$3,000	$2,876

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity
GNMA pass-through certificates	$36,603	$1,154	$-	$37,757
FNMA pass-through certificates	1,338	34	-	1,372
FHLMC pass-through certificates	1,491	11	-	1,502

Total securities held to maturity	$39,432	$1,199	$-	$40,631

Securities available for sale
GNMA	$20,110	$1,001	$-	$21,111
FNMA	18,312	476	(40)	18,748
FHLMC	1,841	25	(3)	1,863
Non agency	12,200	-	(3,233)	8,967
Total securities available for sale	$52,463	$1,502	$(3,276)	$50,689

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities held to maturity
GNMA pass-through certificates	$37,438	$79	$(536)	$36,981
FNMA pass-through certificates	1,344	—	(29)	1,315
FHLMC pass-through certificates	1,499	16	—	1,515

Total securities held to maturity	$40,281	$95	$(565)	$39,811

Securities available for sale
GNMA	$18,211	$198	$(87)	$18,322
FNMA	18,054	274	(73)	18,255
FHLMC	1,813	29	—	1,842
Non agency	15,048	32	(1,315)	13,765
Total securities available for sale	$53,126	$533	$(1,475)	$52,184

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in thousands)
Securities available for sale:
GNMA	$-	$-	$-	$-
FNMA	40	3,237	-	-
FHLMC	3	678	-	-
Non agency	3,233	6,538	-	-

Total securities available for sale	$3,276	$10,453	$-	$-

All mortgage-backed securities held to maturity were in an unrealized gain position as of December 31, 2008.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s mortgage-backed securities and length of time that individual securities have been in a continuous loss position at September 30, 2008:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities held to maturity:	(Dollars in thousands)
GNMA pass-through certificates	$279	$22,488	$257	$5,778
FNMA pass-through certificates	29	1,315	—	—
FHLMC pass-through certificates	—	—	—	—

Total securities held to maturity	$308	$23,803	$257	$5,778

Securities available for sale:
GNMA	$87	$7,640	$—	$—
FNMA	73	7,061	—	—
FHLMC	—	—	—	—
Non agency	1,315	8,276	—	—

Total securities available for sale	$1,475	$22,977	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset”, when applicable and FSP SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs of the securities are measured based on public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs at the time the Company determines the decline in value was other-than-temporary.

US Agency Issued Mortgage-Backed Securities - At December 31, 2008, there were no unrealized losses in the category of 12 months or longer. The gross unrealized loss in the category of less than 12 months was $32,000 or .01% and consisted of 25 securities that represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and not as a result of decline in credit quality. As the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio includes 79 Collateral mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. 85% or $7.6 million of the portfolio is collateralized by adjustable rate whole loans, 5.6% or $505 thousand is collateralized by Alternative A-paper (Alt-A) mortgages, with remainder of the securities collateralized by the home equity line of credit and other receivables. For the overall portfolio of the securities the Company's exposure to the declining real estate markets such as California and Florida is approximately 37%. These securities were performing in accordance with their contractual terms as of December 31, 2008, and had paid all contractual cash flows since the Company’s initial investment. At December 31, 2008 management recognized an other than temporary impairment charge related to a portfolio of 30 securities in the amount of $2.2 million due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during the most recent quarter to the point that full recovery of the Company’s initial investment was considered to be uncertain. This portfolio consists primarily of the securities with underlying collateral of Alt- A and those collateralized by home equity lines of credit and other receivables amounting to the write down of $800,000, as well as whole loans with more significant exposure to the declining markets, at approximately 53%, accountable for the balance of the other than temporary impairment charges. Consequently, another-than temporary impairment charge was deemed to be warranted as of December 31, 2008.

With respect to the remainder of the portfolio, there were no unrealized losses in the category of 12 months or longer in any of the Company’s investments. The gross unrealized loss in the category of less than 12 months was $3.2 million or 32.2% and consisted of 46 securities issued by non-agency issuers with the book value of $10.7 million of the total portfolio of MBS available for sale of $52.5 million. In the portfolio of unrealized losses, 33 of the securities with the aggregate decline of $2.6 million are rated “AAA” and 7 securities with an aggregate decline of $400,000 rated “AA” by at least two nationally recognized rating agencies. All securities are positioned in the senior traunches of the collateral structure. The remaining securities in the portfolio are rated below investment grade; however, individual unrealized losses on such securities are not material. As of December 31, 2008, with the exception of 30 securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist, and the decline in value was attributed to the illiquidity in the financial markets, based upon its analysis and, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31, 2008	September 30, 2008
	(Dollars in Thousands)

One-to-four family residential	$197,066	$191,344
Multi-family residential	2,769	2,801
Commercial real estate	20,143	20,518
Construction and land development	45,329	42,634
Commercial business	730	465
Consumer	719	739

Total loans	266,756	258,501

Undisbursed portion of loans-in-process	(11,626)	(13,515)
Deferred loan costs, net	624	574
Allowance for loan losses	(1,904)	(1,591)

Net	$253,850	$243,969

             The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance, beginning of period	$1,591	$1,011
Provision for loan losses	313	75
Charge-offs	—	—
Recoveries	—	—

Balance, end of period	$1,904	$1,086

The Company established a provision for loan losses of $313,000 for the quarter ended December 31, 2008, compared to $75,000 for the comparable quarter in 2007.  The primary factor in the increase of the loan loss provision relates to a non-performing construction loan of $3.0 million reflecting the Company’s participation interest in a $14.9 million construction loan to build a 40-unit high-rise condominium project in Center City, Philadelphia which has experienced payment delinquencies. Although the project is substantially completed, based on an updated appraisal, the value of the real estate collateralizing the loan has declined.  Another financial institution is the lead lender on the loan. At December 31, 2008, the Company’s non-performing assets totaled $8.1 million or 1.7% of total assets.  The non-performing assets consisted of two construction loans (one of which is the $3.0 million noted above) totaling $3.6 million, three commercial real estate loans totaling $2.1 million, seven one-to four-family residential mortgage lands totaling $0.9 million and one real estate owned property totaling $1.5 million. The allowance for loan losses totaled $1.9 million, or 0.7% of total loans and 28.9% of non-performing loans.

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at December 31, 2008 and September 30, 2008 amounted to approximately $6.6 million and $4.0 million, respectively.

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

As of December 31, 2008 and September 30, 2008, the recorded investment in loans that are considered to be impaired was as follows:

	December 31,	September 30,
	2008	2008
	(Dollars in thousands)
Impaired colateral-dependent loans with related allowance	$3,640	$3,640
Impaired colateral-dependent loans with no related allowance	$1,587	$—

Other data for impaired loans as of December 31, 2008 and 2007 is as follow:

	For the Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Average impaired loans	$4,169	$2,022
Interest income recognized on impaired loans	$—	$—

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31, 2008		September 30, 2008

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$66,305	17.1%	$66,484	17.6%
NOW accounts	27,563	7.1	27,335	7.3
Passbook, club and statement savings	67,137	17.3	67,921	18.0
Certificates maturing in six months or less	100,234	25.9	93,141	24.7
Certificates maturing in more than six mont	126,283	32.6	121,949	32.4

Total	$387,522	100.0%	$376,830	100.0%

At December 31, 2008 and September 30, 2008, the weighted average rate paid on deposits was 3.31% and 3.34%, respectively.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31, 2008	September 30, 2008 (As restated, See note 10)
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$612	$356
Deposit premium	204	216
Allowance for loan losses	699	594
Real estate owned expenses	102	99
Nonaccrual interest	57	21
Accrued vacation	38	34
Capital loss carryforward	1,873	1,873
Impairment loss	979	247
Split dollar life insurance	132	—
Post-retirement benefits	199	200
Employee stock ownership plan	116	110

Total deferred tax assets	5,011	3,750
Valuation allowance	(2,386)	(1,991)
Total deferred tax assets, net of valuation allowance	2,625	1,759

Deferred tax liabilities:
Property	470	467
Mortgage servicing rights	5	6
Deferred loan fees	212	195

Total deferred tax liabilities	687	668

Net deferred tax asset	$1,938	$1,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the impairment charge on certain non-agency mortgage-back securities is considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance in the amount of $2.4 million for the carryforward period.

The Company accounts for income taxes in accordance with SFAS 109, Accounting For Income Taxes and FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. As of December 31, 2008, there were no audits in process by any tax jurisdiction.  The Company’s federal and state income tax returns for taxable years through September 30, 2004 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2008, the Company had $14.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 6.00% to 8.50%. At September 30, 2008, the Company had $18.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 8.50%.

The Company also had commitments under unused lines of credit of $6.6 million and $5.9 million at December 31, 2008 and September 30, 2008, respectively, and letters of credit outstanding of $95,000 at both December 31, 2008 and September 30, 2008.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2008, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, operations or Cash Flows of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the financial condition and operations of the Company.

9.	FAIR VALUE MEASUREMENT

Effective October 1, 2008, the Company adopted FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FSP No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$-	$43,703	$-
Non agency mortgage-backed securities	-	8,043	924
FNMA and FHLMC Preferred stock	19	-	-
Total	$19	$51,746	$924

As a result of general market conditions and the illiquidity in the market for certain non agency mortgage-backed securities, management deemed it necessary to classify certain securities as Level 3.  These securities were priced by a third party specialist utilizing recent prices for similar securities as inputs in the standard discounted cash flow model, adjusted for assumptions.

The following provides details of the fair value measurement activity for Level 3 of the three months ended December 31, 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Non agency mortgage- backed securities	Total
	(Dollars in Thousands)

Balance, October 1, 2008:	$384	$384
Total losses, realized/unrealized
Included in earnings	(151)	(151)
Included in accumulated other comprehensive loss	(105)	(105)
Purchases, maturities, prepayments and calls, net	(15)	(15)
Transfers into Level 3	811	811
Total	$924	$924

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, restricted equity investments, and loans or bank properties transferred into real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $3.6 million at December 31, 2008. The collateral underlying these loans had a fair value of $2.9 million, resulting in a specific reserve in the allowance for loan losses of $714 thousand. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $1.6 million at December 31, 2008, as the underlying collateral was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank of Pittsburgh. Investment in the FHLB stock is carried at cost and is evaluated for impairment in accordance with AICPA Statement of Position No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At December 31, 2008 these assets were valued in accordance with GAAP and do not require fair value disclosure under the provision of SFAS No. 157

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At December 31, 2008 these assets were valued in accordance with GAAP and do not require fair value disclosure under the provision of SFAS No. 157.

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$4,513	$—	$—	$4,513

Impaired
($ in thousands)	Loans
Balance at October 1, 2008	$3,111
Total net gains	—
Net transfers in/(out) Level 3	1,402
Balance at December 31, 2008	$4,513
Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$—

10. FINANCIAL STATEMENT RESTATEMENT

The Company provides certain medical and life insurance benefits for a limited number of retired officers, directors, and their spouses. Historically, the Company has recognized expenses associated with these arrangements as applicable premiums were paid for these benefits.

Subsequent to the issuance of the Company's 2008 Annual Report on Form 10-K, the Company identified an error in the accounting for these arrangements and the Company determined that the arrangements are “in substance” individual contracts to be accounted for under Accounting Principles Board (“APB”) 12.  Under APB 12, a liability should be established representing the present value of the future payments to be made under these contracts.

The Company has restated the accompanying condensed consolidated financial statements as of September 30, 2008 and for the three months ended December 31, 2007 from amounts previously reported to correct the error through the establishment of an appropriate APB 12 liability.

The following is a summary of the effects of the restatement on (i) Company’s consolidated statement of financial condition at September 30, 2008, (ii) the Company’s consolidated statements of operations for the three months ended December 31, 2007 and (iii) the Company’s consolidated statement of cash flows for the three months ended December 31, 2007.

	September 30, 2008
	As
	Previously		As
	Reported	Adjustment	Restated
STATEMENT OF FINANCIAL CONDITION	(Dollars in thousands)
Deferred income taxes - net	$891	$200	$1,091
Total assets	489,337	200	489,537
Accounts payable and accrued expenses	6,581	588	7,169
Total liabilities	420,462	588	421,050
Retained earnings	37,676	(388)	37,288
Total stockholders' equity	68,875	(388)	68,487

	Three months ended
	December 31, 2007
	As
	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Operations	(Dollars in thousands)
Salaries and employee benefits	$1,153	$(6)	$1,147
Total non-interest expense	2,016	(6)	2,010
Income before taxes	898	6	904
Deferred tax benefit	(43)	2	(41)
Total income tax	288	2	290
Net income	610	4	614

	Three months ended
	December 31, 2007
	As
	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Cash Flows	(Dollars in thousands)
Net income	610	4	614
Deferred Income Tax Benefit	(43)	2	(41)
Changes in accounts payable and accrued expenses	(473)	(6)	(479)

The Company plans to restate its fiscal 2008 and 2007 consolidated financial statements when filing its Form 10-K for the year ended September 30, 2009.  The effects of the restatement will increase the Company’s results of operations by $15,000 and $11,000 for the fiscal years ended September 30, 2008 and 2007, respectively.  The Company plans to restate its interim financial statements for the three and six months ended March 31, 2008 and the three and nine months ended June 30, 2008 when filing its Form 10-Q for the second and third quarters respectively.

11. LITIGATION

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

12. SUBSEQUENT EVENTS

On December 23, 2008, shareholders approved the 2008 Stock Option Plan and 2008 Recognition and Retention Plan which are designed to attract and retain qualified officers, employees and non-employee directors, provide officers, employees and non-employee directors with a proprietary interest in Prudential Bancorp as an incentive to contribute to our success and reward officers, employees and non-employee directors for outstanding performance.  During January 2009, awards were granted to certain officers, employees and non-employee directors.  Beginning in the second fiscal quarter of 2009, these awards will be accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires Prudential Bancorp to recognize the cost of employee services received in share-based payment transactions, including the Stock Option Plan, and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

On January 21, 2009, Prudential Mutual Holding Company (the “MHC”) and the Company each announced approval of a stock repurchase plan of up to an additional 198,000 shares (for a total of 396,000 shares), or approximately 5% (10% in the aggregate) of the Company’s outstanding stock, held by other than the MHC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statement included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K.  The following discussion gives effect to the restatement discussed in Note 10 - Financial Statement Restatement of the notes to the unaudited condensed consolidated financial statements.

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report filed on Form 10-K for the year ended September 30, 2008. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. Allowance for loan losses represents management’s estimate of probable credit losses known and inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Management considers such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on affected loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

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

Income Taxes. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

Fair Value Measurement. The Company adopted SFAS No. 157, Fair Value Measurements, on October 1, 2008 and FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, on September 30, 2008. SFAS No. 157 establishes a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157 and FSP SFAS No. 157-3. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: investment securities available for sale and derivative financial instruments. The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are valued on a recurring basis.

Investment securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At December 31, 2008, the Company’s investment in certain non-agency MBS securities were shifted from a Level 2 market value measurement to a Level 3 market value measurement. This Level 3 market value measurement included an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans or bank properties transferred into real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Forward-looking Statements. In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements” based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made unless required by law or regulations.

Market Overview. The continued turbulence in the economy and the current financial crisis, which began in mid-2007, resulting in housing-related credit decline, combined with a capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. The severity of the downturn in the economic conditions deteriorated into a recession during 2008 and which has continued into the beginning of 2009. One of the primary concerns for the Company is the slump in the housing market. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves. This decline in real estate market values has also led to increases in our allowance for loan losses and loan loss provision.

The decline in real estate market values has caused illiquidity in the financial markets which has led to the devaluation of certain non-agency securities. The Company continues to be impacted by continued pressure in the capital markets with respect to the value of our non agency mortgage-backed securities and collateralized mortgage obligations, leading to the deterioration that the declines in the fair value were other-than-temporary resulting in the occurrence of other -than -temporary impairment charges.

Despite the current market conditions, the Company continues to maintain a strong capital position. The Company determined that it will not participate in the U.S. Department of the Treasury’s Capital Purchase Program, intended to provide capital to U.S. financial institutions through the purchase of preferred stock.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended December 31, 2008.

 COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

At December 31, 2008, the Company’s total assets were $491.8 million, an increase of $2.3 million from $489.5 million at September 30, 2008. The increase was primarily attributable to increase in net loans receivable of $9.9 million, primarily in one-to-four family residential loans. The increase was partially offset by net repayments in the investment and mortgage-backed securities portfolios.

Total liabilities increased $4.5 million to $425.5 million at December 31, 2008 from $421.1 million at September 30, 2008.  The increase was primarily the result of a $10.7 million increase in deposits, primarily in certificates of deposit.  The increase was partially offset by a decrease in accounts payable and accrued expenses as $5.0 million was disbursed in fiscal 2009 to fund purchases of investment securities committed in fiscal 2008.

Stockholders’ equity decreased by $2.2 million to $66.3 million at December 31, 2008 as compared to $68.5 million at September 30, 2008 primarily due to the net loss of $993,000, the declaration of cash dividends of $535,000, the increase in the net unrealized loss on available for sale securities due to the declines in market values of $498,000 and a decrease of $256,000 related to the adoption of the Emerging Issues Task Force Issue No. 06-10 related to post retirement benefits associated with endorsement split dollar life insurance arrangements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Net income. A net loss of $993,000 was recognized for the quarter ended December 31, 2008 as compared to net income of $614,000 for the same period in 2007. The net loss for the period was due to a $2.2 million non-cash other than temporary impairment (“OTTI”) charge in connection with the mortgage-backed securities received as a result of the redemption in kind of a mutual fund during fiscal 2008. The net loss for the period was partially offset by an increase in net interest income after provision for loan losses of $760,000.

Net interest income.  Net interest income increased $998,000 or 36.1% to $3.8 million for the three months ended December 31, 2008 as compared to $2.8 million for the same three month period in 2007. The increase was due to a $566,000 or 8.5% increase in interest income combined with a $432,000, or 11.1% decrease in interest expense.  The increase in interest income resulted primarily from an increase in the average balance of interest-earnings assets of $23.7 million, or 5.2%, to $480.1 million for the three months ended December 31, 2008 as compared to $456.4 million for the same period in 2007.  Also contributing to the increase was an 18 basis point increase in the weighted average yield earned on interest-earning assets to 6.02% in the 2008 period.  A portion of the increase in yield for the period was due to the acceleration in the accretion rate of discounts created in connection with the earlier purchases of certain mortgage-backed securities as the pre-payment speeds of such securities have increased and the Company is required to “true up” accretion taken through earnings in the quarter ended December 31, 2008 in accordance with the effective yield method of accounting.  The decrease in interest expense resulted primarily from a 78 basis point decrease to 3.27% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the past year, partially offset by a $39.0 million increase in the average balance of interest-bearing liabilities for the three months ended December 31, 2008 as compared to the same period in 2007.

For the quarter ended December 31, 2008, the net interest margin was 3.14%, as compared to 2.43% for the comparable period in 2007. The increase in the interest margin was due to the combined effects of the increase in the yield earned on interest-earning assets and the decrease in the rate paid on interest-bearing liabilities.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average yields and rates have been annualized. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended December 31,
	2008			2007
				(as restated - see note 10)
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$130,742	$1,727	5.28%	$172,485	$2,235	5.18%
Mortgage-backed securities (3)	92,025	1,756	7.63	54,574	724	5.31
Loans receivable(1)	249,564	3,727	5.97	220,893	3,635	6.58
Other interest-earning assets (4)	7,743	17	0.88	8,406	67	3.19
Total interest-earning assets	480,074	7,227	6.02	456,358	6,661	5.84
Cash and non-interest-bearing balances	3,538			4,034
Other non-interest-earning assets	14,008			12,616
Total assets	$497,620			$473,008
Interest-bearing liabilities:
Savings accounts	$65,007	442	2.72	$67,486	376	2.23
Money market deposit and NOW accounts	92,465	606	2.62	90,879	800	3.52
Certificates of deposit	221,264	2,109	3.81	193,898	2,316	4.78
Total deposits	378,736	3,157	3.33	352,263	3,492	3.97
Advances from Federal Home Loan Bank	43,064	303	2.81	30,658	400	5.22
Advances from borrowers for taxes and insurance	1,589	2	0.50	1,462	2	0.55
Total interest-bearing liabilities	423,389	3,462	3.27	384,383	3,894	4.05
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,016			4,883
Other liabilities	2,907			3,122
Total liabilities	430,312			392,388
Stockholders’ equity	67,308			81,020
Total liabilities and Stockholders’ equity	$497,620			$473,408
Net interest-earning assets	$56,685			$71,975
Net interest income; interest rate spread		$3,765	2.75%		$2,767	1.79%
Net interest margin(2)			3.14%			2.43%

Average interest-earning assets to average
interest-bearing liabilities		113.39%			118.72%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)
The increase in yield of the Company’s MBS portfolio is primarily a result of changes in portoflio composition as well as in estimate of prepayment speed assumptions. The Company employs the effective yield method of accounting, which requires retrospective adjustments to the yield on the Company’s assets, which in turn directly affects earnings. The Company estimates yield at the time of purchase of each asset. To the extent prepayment speeds assumptions differ from Company’s estimates at the time of purchase, the Company is required to adjust the yield on that asset as well as the amortization of premium or discount taken to date on the asset. This cumulative “true up” of the amortization is taken through earnings in the current period.

(4)	Yield substantially decreased due to declining federal reserve overnight investment rates over the twelve month period.

Provisions for loan losses. The allowance is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. At least quarterly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.

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

The Company established a provision for loan losses of $313,000 for the quarter ended December 31, 2008, compared to $75,000 for the comparable quarter in 2007. The primary factor in the increase of the loan loss provision relates to a $3.0 million non-performing construction loan which reflects the Company’s participation interest in a $14.9 million construction loan to build a 40-unit high-rise condominium project located in Center City, Philadelphia which has experienced payment delinquencies. Although the project is substantially completed, based on an updated appraisal, the value of the real estate collateralizing the loan has declined. Another financial institution is the lead lender on the loan. At December 31, 2008, the Company’s non-performing assets totaled $8.1 million or 1.7% of total assets. Of the $8.1 million of non-performing assets, $6.7 million relates to two construction loans( one of which is the $3.0 million loan referenced above), one commercial real estate loan and one real estate owned property. The allowance for loan losses totaled $1.9 million, or 0.7% of total loans and 28.9% of non-performing loans.

Non-interest income. Non-interest income decreased by $2.2 million for the three month period ended December 31, 2008 compared with the same period in 2007. The decreases were due to an OTTI charge of $2.2 million related to certain of the mortgage-backed securities received as a result of the redemption in kind of a mutual fund during the third quarter of fiscal 2008. Depending on market conditions, further OTTI charges with respect to certain of the mortgage-backed securities received with the redemption may occur.

Non-interest expenses. Non-interest expense increased by $444,000 for the quarter ended December 31, 2008 compared to the same quarter in 2007, primarily due to increases in deposit insurance premiums of $198,000, based on a new fee structure implemented by the FDIC. Also contributing to the increase, were increases in accounting, legal, and advertising expenses.

Income tax expense.  The Company recognized income tax expense for the quarter ended December 31, 2008 of $44,000 compared to income tax expense of $290,000 for the three months ended December 31, 2007.  Tax expense was recorded in the current periods and was not significantly impacted by the capital losses incurred in connection with the writedown of the mortgage-backed securities received in the redemption of the mutual fund.  A valuation allowance was recorded against the deferred tax asset  to the extent that no holding capital gains were available to offset the holding capital losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2008, our cash and cash equivalents amounted to $11.8 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $52.7 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2008, the Company had $14.5 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $6.6 million and letters of credit outstanding of $95,000 at December 31, 2008. Certificates of deposit at December 31, 2008 maturing in one year or less totaled $161.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been modest. At December 31, 2008, we had $32.7 million in outstanding FHLB advances and we had $245.6 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company and Bank’s regulatory capital ratios as of December 31, 2008 and September 30, 2008 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2008:
Tier 1 capital (to average assets)
The Company	13.55%	4.0%	N/A
The Bank	12.57%	4.0%	5.0%
Tier 1 capital (to risk weighted assets)
The Company	29.78%	4.0%	N/A
The Bank	27.63%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	30.63%	8.0%	N/A
The Bank	28.47%	8.0%	10.0%

September 30, 2008 (as revised see Note 10):
Tier 1 capital (to average assets)
The Company	14.49%	4.0%	N/A
The Bank	13.14%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	31.20%	4.0%	N/A
The Bank	28.74%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	31.92%	8.0%	N/A
The Bank	29.46%	8.0%	10.0%

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

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

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

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.5% to 37.5%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 70.1%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment securities(2)	$6,982	$6,997	$6,996	$1,165	$94,217	$116,357
Mortgage-backed securities	13,231	24,969	20,710	15,184	17,801	91,895
Loans receivable(3)	32,159	62,877	75,293	41,451	43,350	255,130
Other interest earning assets	11,272	-	-	-	-	11,272
Total interest-earning assets	$63,644	$94,843	$102,999	$57,800	$155,368	$474,654

Interest-bearing liabilities:
Savings accounts	$133	$164	$39,352	$13,117	$13,117	$65,883
Money market deposit and NOW accounts	-	33,150	48,269	5,040	5,040	91,499
Certificates of deposits	40,136	121,727	38,359	26,295	-	226,517
Advances from Federal Home Loan Bank	13,023	70	19,192	66	340	32,691
Advances from borrowers for taxes and insurance	1,932	-	-	-	-	1,932
Total interest-bearing liabilities	$55,224	$155,111	$145,172	$44,518	$18,497	$418,522

Interest-earning assets
less interest-bearing liabilities	$8,420	$(60,268)	$(42,173)	$13,282	$136,871	$56,132

Cumulative interest-rate sensitivity gap (4)	$8,420	$(51,848)	$(94,021)	$(80,739)	$56,132

Cumulative interest-rate gap as a
percentage of total assets at December 31, 2008	1.71%	-10.54%	-19.12%	-16.42%	11.41%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at December 31, 2008	115.25%	75.35%	73.55%	79.82%	113.41%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are stated at amortized cost.

(3)
For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$32,960	$(43,202)	(56.72)%	7.47%	(7.71)%
200	46,299	(29,863)	(39.21)%	10.07%	(5.11)%
100	61,076	(15,086)	(19.81)%	12.71%	(2.47)%
Static	76,162	—	—	15.18%	—
(100)	77,333	1,171	1.54%	15.19%	0.01%
(200)	76,419	257	0.34%	14.85%	(0.33)%
(300)	77,154	992	1.30%	14.85%	(0.33)%

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

We evaluated the impact of the error discussed in footnote 10 of the financial statements on the effectiveness of our disclosure controls and procedures.  Management concluded that it did not have a material impact on our internal controls over financial reporting.

No change in our internal control over financial reporting (as defined in Rule 13a-15(e) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

No material changes in the matters previously disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 have occurred.

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

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
There were no repurchases of common stock by the Company during the quarter ended December 31, 2008. During January 2009, Prudential Mutual Holding Company (the “MHC”) and the Company each announced approval of a stock repurchase plan of up to an additional 198,000 shares (for a total of 396,000 shares), or approximately 5% (10% in the aggregate) of the Company’s outstanding stock, held by other than the MHC.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

 On December 23, 2008, the Company held a special meeting of shareholders and submitted two proposals to shareholders on behalf of the Company’s Board of Directors (the approval of the 2008 Stock Option Plan and approval of the 2008 Recognition and Retention Plan and Trust Agreement). Shareholders of record as of November 14, 2008, received proxy materials and were considered eligible to on these proposals at the special meeting. At the special meeting, 11,069,802 shares of common stock of the Company were outstanding on the record date and eligible to be voted at the meeting.

A total of 10,111,983 shares of common stock were present in person or by proxy at the special meeting. The following is a brief summary of each proposal and the result of the vote at the special meeting:

1.	The proposal to adopt the 2008 Stock Option Plan was approved by the affirmative vote of more than a majority of the total votes cast at the special meeting.

For	Against	Abstain
9,883,322	227,251	1,410

2.	The proposal to adopt the 2008 Recognition and Retention Plan and Trust Agreement was approved by the affirmative vote of more than a majority of the total votes cast at the special meeting.

For	Against	Abstain
9,504,940	605,358	1,685

There were no broker non-votes at the special meeting

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
10.1	Directors’ Compensation – fiscal 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	February 17, 2009	By:	/s/
Thomas A. Vento
President and Chief Executive Officer

Date:	February 17, 2009	By:	/s/
Joseph R. Corrato
Executive Vice President and Chief
Financial Officer