Form 10-Q
period 2009-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2009-05-15
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check is smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of May 9, 2009, 11,069,866 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION:

Item 1.	Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition March 31, 2009 and September 30, 2008 (as restated)	2

	Unaudited Condensed Consolidated Statements of Operations for the Three And Six Months Ended March 31, 2009 and 2008 (as restated)	3

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Six Months Ended March 31, 2009 and 2008 (as restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008 (as restated)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4T.	Controls and Procedures	42

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURES		46

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	September 30, 2008
		(as restated See Note 10)
	(Dollars in Thousands)
ASSETS
Cash and amounts due from depository institutions	$10,845	$4,318
Interest-bearing deposits	15,792	5,136

Total cash and cash equivalents	26,637	9,454

Investment and mortgage-backed securities held to maturity (estimated fair value— March 31, 2009, $156,705; September 30, 2008, $160,522)	154,826	163,303
Investment and mortgage-backed securities available for sale (amortized cost— March 31, 2009, $60,165; September 30, 2008, $56,152)	58,040	55,106
Loans receivable—net of allowance for loan losses (March 31, 2009, $1,737; September 30, 2008, $1,591)	253,348	243,969
Accrued interest receivable:
Loans receivable	1,344	1,291
Mortgage-backed securities	400	393
Investment securities	1,188	1,493
Real estate owned	4,084	1,488
Federal Home Loan Bank stock—at cost	3,545	2,620
Office properties and equipment—net	2,024	2,182
Prepaid expenses and other assets	7,180	7,147
Deferred tax asset-net	2,034	1,091
TOTAL ASSETS	$514,650	$489,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$3,469	$4,327
Interest-bearing	415,794	372,503
Total deposits	419,263	376,830
Advances from Federal Home Loan Bank	19,680	31,701
Accrued interest payable	2,509	3,471
Advances from borrowers for taxes and insurance	1,402	1,348
Accounts payable and accrued expenses	6,916	7,169
Accrued dividend payable	528	531
Total liabilities	450,298	421,050

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 11,069,866 at March 31, 2009 and September 30, 2008	126	126
Additional paid-in capital	52,608	54,925
Unearned ESOP shares	(3,569)	(3,680)
Treasury stock, at cost: 1,493,884 shares at March 31, 2009 and September 30, 2008	(19,481)	(19,481)
Retained earnings	36,071	37,288
Accumulated other comprehensive loss	(1,403)	(691)

Total stockholders’ equity	64,352	68,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,650	$489,537

See notes to unaudited condensed consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
		(as restated see Note 10)		(as restated see Note 10)
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,863	$3,589	$7,590	$7,224
Interest on mortgage-backed securities	1,562	757	3,318	1,480
Interest and dividends on investments	1,480	2,219	3,224	4,522

Total interest income	6,905	6,565	14,132	13,226
INTEREST EXPENSE:
Interest on deposits	3,202	3,478	6,361	6,973
Interest on borrowings	224	289	527	689

Total interest expense	3,426	3,767	6,888	7,662

NET INTEREST INCOME	3,479	2,798	7,244	5,564

PROVISION FOR LOAN LOSSES	50	75	363	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,429	2,723	6,881	5,414

NON-INTEREST INCOME:
Fees and other service charges	131	133	256	275
Other	82	80	164	160

Total other-than-temporary impairment losses	(3,156)	(1,492)	(5,310)	(1,492)
Portion of loss recognized in other comprehensive income, before taxes	2,509	—	2,509	—
Net impairment losses recognized in earnings	(647)	(1,492)	(2,801)	(1,492)

Total non-interest loss	(434)	(1,279)	(2,381)	(1,057)

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,262	1,153	2,330	2,300
Data processing	136	129	301	253
Professional services	204	472	420	557
Office occupancy	109	99	204	185
Depreciation	81	83	166	166
Payroll taxes	78	79	141	146
Director compensation	64	65	121	129
Other	744	424	1,449	778

Total non-interest expense	2,678	2,504	5,132	4,514

INCOME (LOSS) BEFORE TAXES	317	(1,060)	(632)	(157)

INCOME TAXES:
Current expense (benefit)	350	(71)	853	259
Deferred expense (benefit)	15	(310)	(444)	(351)

Total income tax expense (benefit)	365	(381)	409	(92)

NET LOSS	$(48)	$(679)	$(1,041)	$(65)

BASIC LOSS PER SHARE	$(0.004)	$(0.06)	$(0.10)	$(0.01)

DILUTED LOSS PER SHARE	$(0.004)	$(0.06)	$(0.10)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (AS RESTATED, SEE NOTE 10)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2008	$126	$54,925	$(3,680)	$(19,481)	$37,288	$(691)	$68,487
(As restated - see Note 10)

Cummulative adjustment related to the adoption of EITF 06-10, net of tax					(256)		(256)

Comprehensive income:

Cummulative adjustment related to the adoption of FSP SFAS 115-2 and SFAS 124-2, net of income tax benefit of $390 (see Note 1)					1,148	(758)	390	390

Net loss					(1,041)		(1,041)	(1,041)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $928 (See Note 1)						(1,802)	(1,802)	(1,802)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $953 (See Note 1)						1,848	1,848	1,848

Comprehensive loss								$(605)

Cash dividend declared ($.10 per share)					(1,068)		(1,068)

Excess tax benefit from stock compensation		35					35

Stock option expense		52					52

Recognition and Retention Plan expense		57					57

Nonvested share grant APIC adjustment		(2,465)					(2,465)

ESOP shares committed to be released	—	4	111	—	—	—	115

BALANCE, March 31, 2009	$126	$52,608	$(3,569)	$(19,481)	$36,071	$(1,403)	$64,352

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961
(as originally stated)
Restatement - See note 10					(403)		(403)
BALANCE, OCTOBER 1, 2007 (as restated)	$126	$54,880	$(3,903)	$(14,372)	$43,568	$259	$80,558
Comprehensive income:

Net loss					(65)		(65)	(65)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $317 (see Note1)						(615)	(615)	(615)

Reclassification adjustment for other than temporary impairment net of tax of $507 (see Note 1)						985	985	985

Comprehensive income								$305

Treasury stock purchased				(4,893)			(4,893)

Cash dividend declared ($.10 per share)					(1,082)		(1,082)

ESOP shares committed to be released	—	31	111	—	—	—	142

BALANCE, March 31, 2008	$126	$54,911	$(3,792)	$(19,265)	$42,421	$629	$75,030

See notes to unaudited condensed consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2009	2008
		(As restated see note 10)
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net loss	$(1,041)	$(65)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	363	150
Depreciation	166	166
Net accretion of premiums/discounts	(922)	(40)
Net accretion of deferred loan fees and costs	(76)	(134)
Impairment charge on investment securities	2,801	1,492
Share based compensation expense	144	—
Real estate owned writedown	186	—
Amortization of ESOP	115	142
Income from bank owned life insurance	(104)	(98)
Deferred income tax benefit	(444)	(351)
Excess tax benefit related to stock compensation	(35)	—
Changes in assets and liabilities which used cash:
Accounts payable and accrued expenses	(640)	1,217
Accrued interest payable	(962)	(1,077)
Prepaid expenses and other assets	71	(1,680)
Accrued interest receivable	245	419
Net cash (used in) provided by operating activities	(133)	141
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(49,994)	(57,943)
Purchase of investment and mortgage-backed securities available for sale	(8,770)	(9,842)
Loans originated or acquired	(35,654)	(29,964)
Principal collected on loans	23,206	23,714
Principal payments received on investment and mortgage-backed securities:
held-to-maturity	58,589	74,524
available-for-sale	3,899	2,744
(Acquisition) redemption of FHLB stock, net	(925)	334
Purchases of equipment	(8)	(48)
Net cash (used in) provided by investing activities	(9,657)	3,519
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	505	2,412
Net increase in certificates of deposit	41,928	17,949
Net repayment of advances from Federal Home Loan Bank	(12,021)	(11,021)
Increase in advances from borrowers for taxes and insurance	54	132
Excess tax benefit related to stock compensation	35	—
Acquisition of stock for Recognition and Retention Plan	(2,465)	—
Cash dividend paid	(1,063)	(1,125)
Purchase of treasury stock	—	(4,893)
Net cash provided by financing activities	26,973	3,454

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,183	7,114

CASH AND CASH EQUIVALENTS—Beginning of period	9,454	12,269

CASH AND CASH EQUIVALENTS—End of period	$26,637	$19,383
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on deposits and advances from Federal Home Loan Bank	$7,850	$8,738

Income taxes paid	$1,329	$667

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$2,782	$1,598

Impact of adoption of EITF 06-10 on other liabilities	$388	$—

See notes to unaudited condensed consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain financial information from the prior periods has been condensed to conform to the current presentation. The results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, and the fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

Dividend Payable – On March 18, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on April 27, 2009 to the shareholders of record at the close of business on April 13, 2009 which resulted in a payable of $528,000 at March 31, 2009. A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $358,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2009, the Company had allocated a total of 84,825 shares from the suspense account to participants and committed to release an additional 5,655 shares. In addition, at such date of the total number of shares of Company common stock held by the ESOP was 450,200. For the six months ended March 31, 2009, the Company recognized $107,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.

However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of SFAS No. 123(R) should generally be applied to non-employees, Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees,” is used in determining the measurement date of the compensation expense for non-employees.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and will be paid out proportionately by the Trust to the recipients of non-vested stock awards as granted pursuant to the Plan as soon as practicable after the non-vested stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On January 21, 2009, the Company announced its seventh stock repurchase program to repurchase up to 198,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than the MHC. The average cost per share of the shares which have been repurchased by the Company was $13.04 for purchases through March 31, 2009. In addition, the MHC announced that its Board of Directors approved its second stock purchase plan to purchase up to 198,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC. As of March 31, 2009, the MHC had purchased 243,152 shares at an average cost of $10.67 per share. The repurchased shares are available for general corporate purposes.

Comprehensive Income (Loss) — The Company presents in the unaudited condensed consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the six months ended March 31, 2009 and 2008, the only components of comprehensive income were net income, unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the six months ended March 31,
	2009			2008
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Beginning accumulated other comprehensive loss (income)	$(1,047)	$356	$(691)	$392	$(133)	$259

Net unrealized holding loss on available for sale securities arising during the period	(2,730)	928	(1,802)	(932)	317	(615)

Reclassification adjustment for other-than-temporary impairment recognized in earnings	2,801	(953)	1,848	1,492	(507)	985

Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	(1,148)	390	(758)	-	-	-

Ending accumulated other comprehensive loss (income)	$(2,124)	$721	$(1,403)	$952	$(323)	$629

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. The Company has been informed that the FHLB of Pittsburgh has ceased paying dividends on shares of stock and repurchasing shares thereof. While certain conditions are noted that required management to evaluate the stock for impairment it is currently not probable that the Company will not realize its cost basis. Management concluded that no impairment existed as of March 31, 2009.

Recent Accounting Pronouncements – In March 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-10 as of October 1, 2008, the Company recognized a liability of $388,000 in accordance with Accounting Principles Board Opinion (“APB”) No. 12, Omnibus Opinion—1967 and recorded a corresponding reduction to retained earnings, net of tax, representing the cumulative effect of the change in accounting principle.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”. The FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the FSP on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS No. 107-1 and APB 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP SFAS No. 107-1 and APB 28-1 is effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2. The Company intends to adopt FSP SFAS No. 107-1 on June 30, 2009. As FSP SFAS No. 107-1 amends only the disclosure requirements of financial instruments, the adoption of FSP SFAS No. 107-1 will not impact the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other than temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting FSP SFAS No. 115-2 and SFAS No. 124-2 early must also adopt FSP SFAS 157-4. The Company has chosen to early adopt FSP SFAS No. 115-2 and SFAS No. 124-2. As a result, provisions of the guidance are applicable to the Company as of January 1, 2009. See note 3 for discussion of the impact of adoption on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP SFAS No. 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting FSP SFAS No. 157-4 early must also adopt FSP SFAS No. 115-2 and SFAS No. 124-2. The Company adopted the requirements of FSP No. 157-4 as of January 1, 2009 and it did not have a material impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued final FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. The FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings, following applicable provisions for recognition of the OTTI under FSP SFAS 115-2 and 124-2 at the balance sheet date of the reporting period for which the assessment is made. The adoption of the requirements of FSP No. EITF 99-20-1 by the Company did not have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents (“CSEs”), based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended March 31,

	2009		2008
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net loss	$(48)	$(48)	$(679)	$(679)
Weighted average shares outstanding	10,772,473	10,772,473	10,866,071	10,866,071
Effect of common stock equivalents	—	49,987	—	—
Adjusted weighted average shares used in earnings per share computation	$10,772,473	$10,822,460	$10,866,071	$10,866,071
Loss per share - basic and diluted	$(0.004)	$(0.004)	$(0.06)	$(0.06)

	Six Months Ended March 31,

	2009		2008
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net loss	$(1,041)	$(1,041)	$(65)	$(65)
Weighted average shares outstanding	10,676,401	10,676,401	10,972,074	10,972,074
Effect of common stock equivalents	—	24,568	—	—
Adjusted weighted average shares used in earnings per share computation	$10,676,401	$10,700,969	$10,972,074	$10,972,074
Loss per share - basic and diluted	$(0.10)	$(0.10)	$(0.01)	$(0.01)

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$114,441	$793	$(545)	$114,689
Debt securities - Municipal bonds	2,345	5	—	2,350
Mortgage-backed securities - U.S. Government agencies	38,040	1,626	—	39,666

Total securities held to maturity	$154,826	$2,424	$(545)	$156,705

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$2,000	$—	$(36)	$1,964
FHLMC preferred stock	20	—	—	20
Mortgage-backed securities - U.S. Government agencies	45,999	1,937	(32)	47,904
Mortgage-backed securities - Non-agency (1)	12,146	2	(3,996)	8,152

Total securities available for sale	$60,165	$1,939	$(4,064)	$58,040

(1)	As a result of the adoption of FSP FAS 115-2 and FAS 124-2, $2.5 of the unrealized loss is applicable to the non-credit component of securities in which an OTTI charge has been incurred.

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$120,572	$112	$(2,377)	$118,307
Debt securities - Municipal bonds	2,450	—	(16)	2,434
Mortgage-backed securities - U.S. Government agencies	40,281	95	(565)	39,811

Total securities held to maturity	$163,303	$207	$(2,958)	$160,552

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$3,000	$—	$(124)	$2,876
FNMA stock	—	1	—	1
FHLMC preferred stock	26	19	—	45
Mortgage-backed securities - U.S. Government agencies	38,078	501	(160)	38,419
Mortgage-backed securities - Non-agency	15,048	32	(1,315)	13,765

Total securities available for sale	$56,152	$553	$(1,599)	$55,106

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2009:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$522	$40,461	$23	$1,972

Total securities held to maturity	522	40,461	23	1,972

Securities available for sale:
U.S. Treasury and Government agencies	—	—	36	1,964
Mortgage-backed securities - U.S. Government agencies	32	3,164	—	—
Mortgage-backed securities - Non-agency	3,996	7,650	—	—

Total securities available for sale	4,028	10,814	36	1,964

Total	$4,550	$51,275	$59	$3,936

All municipal bonds and mortgage-backed securities held to maturity were in an unrealized gain position as of March 31, 2009.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2008:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and Government agencies	$2,377	$99,203	$—	$—
Municipal bonds	9	1,280	7	343
Mortgage-backed securities - U.S. government agencies	308	23,803	257	5,778

Total securities held to maturity	2,694	124,286	264	6,121

Securities available for sale:
U.S. Treasury and Government agencies	124	2,876	—	—
Mortgage-backed securities - U.S. government agencies	160	14,701
Mortgage-backed securities - Non-agency	1,315	8,276	—	—

Total securities available for sale	1,599	25,853	—	—

Total	$4,293	$150,139	$264	$6,121

Management has reviewed its investment securities at March 31, 2009 and determined that unrealized losses of $5.3 million on a certain securities in non-agency mortgage backed portfolio classified as available for sale were deemed other than temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset” as amended by FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”,when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1,”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (“OTTI”) condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FSP SFAS No. 115-2 and SFAS No. 124-2 requires the Company to assess whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a change to earnings. Credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the fair market value and the credit loss is recognized in other comprehensive income.

Upon adoption of FSP SFAS 115-2, the Company recorded an adjustment to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income. This adjustment is made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment is determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the FSP is adopted. The cumulative effect adjustment includes the related tax effects.

FSP SFAS 115-2 and SFAS 124-2 were adopted by the Company for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $1.1 million to increase retained earnings with an increase to unrealized losses in accumulated other comprehensive income (loss). This amount represented the non-credit related impairment charge related to the non-agency mortgage-backed securities discussed below.

For the quarter ended March 31, 2009, the Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature. Upon completion of this review, additional credit losses of $407,000 were incurred related to securities that the Company had previously recorded an OTTI charge in prior periods and a $240,000 OTTI charge was recognized related to securities that were not other-than-temporarily impaired prior to the current quarter. Application of the guidance did not have a significant impact on other securities which were in unrealized loss positions at March 31, 2009.

The following is a roll-forward for the three months ended March 31, 2009 of the amounts recognized in earnings on credit losses on investments held for which a portion of an OTTI was recognized in other comprehensive income:

(Dollars in thousands)
Credit component of OTTI as of January 1, 2009	$1,732

Additions for credit related OTTI charges on previously unimpaired securities	240

Reductions for securities sold during the period	-

Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	-

Additions for credit related OTTI charges on securities with previous impairment	407

Credit component of OTTI as of March 31, 2009	$2,379

Six non-agency mortgage-backed securities have been determined to be other-than-temporarily impaired due solely to credit related factors.  These securities have S&P credit ratings ranging from below investment grade to AAA at March 31, 2009.  Each of these securities holds various levels of credit subordination.  The underlying mortgage loans that comprise these investment securities were originated in years 2004 through 2007. The collateral underlying the vintages  included,  in part,  interest only loans in  87%  of securities  and limited documentation loans in 53% limited documentation loans.  A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of March 31, 2009:

March 31, 2009
Loss severity	50%
Expected cumulative loss percentage	12%
Cumulative loss percentage to date	0%
Weighted average FICO	731
Weighted average LTV	72%

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania. None of the municipal bonds were in an unrealized loss position as of March 31, 2009.

US Agency Issued Mortgage-Backed Securities - At March 31, 2009, there were no unrealized losses in the category of 12 months or longer. The gross unrealized loss in the category of less than 12 months was $32,000 or .07% and consisted of 9 securities that represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows. Because the Company does not intend to sell the securities, it is more likely than not that the Company does will not be required to sell the security. In addition, the Company expects to recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of a mutual fund during 2008 and includes 77 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. These securities were performing in accordance with their contractual terms as of March 31, 2009, and had paid all contractual cash flows since the Company’s initial investment. At March 31, 2009 management recognized an other than temporary impairment charge related to a portfolio of 60 securities in the amount of $5.3 million on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during the most recent quarter to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of the securities with underlying collateral of Alt- A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to the declining markets accountable for the balance of the other than temporary impairment charges. 85% or $6.9 million of the portfolio is collateralized by adjustable rate whole loans, 5.6% or $459,000 is collateralized by Alternative A-paper (Alt-A) mortgages, with remainder of the securities collateralized by the home equity line of credit and other receivables. For the overall portfolio of the securities, the Company’s exposure to the declining real estate markets such as California and Florida is approximately 38%. Consequently, an other-than- temporary impairment charge was deemed to be warranted as of March 31, 2009. Of the recorded charge a total of $2.8 million was concluded to be credit related and recognized currently in earnings and $2.5 million was concluded to be attributable to other factors and recognized in other comprehensive income.

Additionally, as of December 31, 2008 management recognizedmanagement recognized other-than-temporary impairment on 30 securities of approximately $2.9 million on a pre -tax basis in the portfolio. As a result of adoption of FSP SFAS 115-2 and FSP SFAS 124-2, $1.1 million of the other-than-temporary impairment loss was deemed to be attributable to other factors and reclassified from beginning retained earnings to accumulated other comprehensive income at January 1, 2009. The Company also recognized a reduction to our deferred tax valuation allowance of $390,000.

With respect to the remainder of the securities in the non-agency MBS portfolio, there were no unrealized losses in the category of 12 months or longer in any of the Company’s investments. The gross unrealized loss in the category of less than 12 months was $1.5 million and consisted of 17 securities issued by non-agency issuers with the book value of $3.1 million of the total portfolio of MBS available for sale of $58.0 million. In the portfolio of unrealized losses 8 of the securities with the aggregate decline of $273,000 are rated “AAA” and 7 securities with the aggregate decline of $944,000 are rated “AA” by at least one nationally recognized rating agencies. Remaining securities in the portfolio are rated below investment grade; however, individual unrealized losses on such securities are not material. As of March 31, 2009, with the exception of 53 securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist, and the decline in value was attributed to the illiquidity in the financial markets, based upon its analysis and, the fact that the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$1,000	$1,036	$—	$—
Due after one through five years	2,164	2,206	—	—
Due after five through ten years	56,650	57,110	—	—
Due after ten years	56,972	56,687	2,000	1,964

Total	$116,786	$117,039	$2,000	$1,964

	September 30, 2008
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one through five years	4,790	4,820	—	—
Due after five through ten years	51,084	50,311	1,000	991
Due after ten years	67,148	65,610	2,000	1,885

Total	$123,022	$120,741	$3,000	$2,876

The maturity tables above exclude mortgage-backed securities because the contractual maturities are not indicative of actual maturity expectation due to significant prepayments.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2009	September 30, 2008
	(Dollars in Thousands)
One-to-four family residential	$199,113	$191,344
Multi-family residential	2,617	2,801
Commercial real estate	20,479	20,518
Construction and land development	39,268	42,634
Commercial business	972	465
Consumer	766	739

Total loans	263,215	258,501

Undisbursed portion of loans-in-process	(8,764)	(13,515)
Deferred loan costs, net	634	574
Allowance for loan losses	(1,737)	(1,591)

Net	$253,348	$243,969

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended March 31,
	2009	2008
	(Dollars in Thousands)

Balance, beginning of period	$1,591	$1,011
Provision for loan losses	363	150
Charge-offs	(217)	(503)
Recoveries	—	—

Balance, end of period	$1,737	$658

The Company established a provision for loan losses of $50,000 for the quarter ended March 31, 2009 and $363,000 for the six month period ended March 31, 2009 as compared to $75,000 and $150,000 for the comparable periods in 2008. The primary factor in the increase of the loan loss provision for the six month period ended March 31, 2009 related to a specific reserve established in the first fiscal quarter of 2009 on a $3.0 million non-performing construction loan reflecting the Company’s participation interest in a $14.9 million construction loan to build a 40-unit high-rise condominium project in located in Center City, Philadelphia which has experienced payment delinquencies. Although the project is substantially completed, based on an updated appraisal, the value of the real estate collateralizing the loan has declined. Another financial institution is the lead lender on the loan. As of March 31, 2009, this loan was classified as a real estate owned property as the borrower agreed to cede control of the property to the lead lender. At March 31, 2009, the Company’s non-performing assets totaled $6.8 million or 1.3% of total assets. Non-performing assets consisted of one construction loan totaling $640,000, one commercial real estate loan totaling $1.6 million, nine one-to four-family residential mortgage loans totaling $448,000 and two real estate owned properties totaling $4.1 million (one of which is the $3.0 million loan noted above). The allowance for loan losses totaled $1.7 million, or 0.7% of total loans and 65.1% of non-performing loans.

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at March 31, 2009 and September 30, 2008 amounted to approximately $2.7 million and $4.0 million, respectively.

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

As of March 31, 2009 and September 30, 2008, the recorded investment in loans that are considered to be impaired was as follows:

	March 31,	September 30,
	2009	2008
	(Dollars in thousands)
Impaired colateral-dependent loans with related allowance	$640	$3,640
Impaired colateral-dependent loans with no related allowance	$1,581	$—

Other data for impaired loans as of March 31, 2009 and 2008 is as follow:

	For the Six Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Average impaired loans	$4,698	$2,022
Interest income recognized on impaired loans	$54	$—

5.	DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2009		September 30, 2008

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$68,001	16.2%	$66,484	17.6%
NOW accounts	27,865	6.6	27,335	7.3
Passbook, club and statement savings	66,379	15.8	67,921	18.0
Certificates maturing in six months or less	125,345	29.9	93,141	24.7
Certificates maturing in more than six months	131,673	31.5	121,949	32.4

Total	$419,263	100.0%	$376,830	100.0%

At March 31, 2009 and September 30, 2008, the weighted average rate paid on deposits was 3.12% and 3.34%, respectively.

Certificates $100,000 and over totaled $89.8 million as of March 31, 2009 and $66.7 million as of September 30, 2008.

6.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31, 2009	September 30, 2008
		(As restated, See Note 10)
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$723	$356
Deposit premium	192	216
Allowance for loan losses	638	594
Real estate owned expenses	173	99
Nonaccrual interest	61	21
Accrued vacation	41	34
Capital loss carryforward	1,873	1,873
Impairment loss	1,197	247
Split dollar life insurance	124	—
Post-retirement benefits	198	200
Employee benefit plans	158	110

Total deferred tax assets	5,378	3,750
Valuation allowance	(2,649)	(1,991)
Total deferred tax assets, net of valuation allowance	2,729	1,759

Deferred tax liabilities:
Property	475	467
Mortgage servicing rights	5	6
Deferred loan fees	215	195

Total deferred tax liabilities	695	668

Net deferred tax asset	$2,034	$1,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the mutual fund sale and impairment charge on certain non-agency mortgage-backed securities are considered capital losses and can only be utilized to the extent of realized capital gains over a five year period subsequent to the year in which the capital loss occurred, resulting in the establishment of a valuation allowance in the amount of $2.6 million for the carryforward period.

The Company accounts for income taxes in accordance with SFAS 109, Accounting For Income Taxes and FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. As of March 31, 2009, the Internal Revenue Service is in the process of an audit of the Company’s tax returns for the year ended September 30, 2007. No findings have been communicated to the Company. The Company’s federal and state income tax returns for taxable years through September 30, 2004 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.	STOCK COMPENSATION PLANS

The Company accounts for its share-based compensation in accordance with SFAS 123R (revised 2004), Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost using the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

In December 2008, the shareholders of the Company approved the adoption of the 2008 Recognition and Retention Plan (“RRP”). A committee of the Board of Directors of the Company administers the RRP. The RRP provides for the grant of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases are expected to be made by the RRP Trust under this plan. During January 2009, grants covering 173,228 shares were awarded as part of the RRP. The remaining shares in the RRP Trust will be available for future awards. Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years. As of March 31, 2009, no awards were fully vested and no shares were forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date. During the three and six months ended March 31, 2009, approximately $87,000 was recognized in compensation expense for the RRP. A tax benefit of $30,000 was recognized during these periods. There was no compensation expense recognized related to the RRP during the comparable periods in 2008. At March 31, 2009, approximately $1.7 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2009 is presented in the following table:

	Six Months Ended March 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	—	$—
Issued	173,228	10.76
Vested	—	—
Nonvested stock awards at the end of the period	173,228	$10.76

In December 2008, the shareholders of the Company approved the adoption of the 2008 Stock Option Plan. The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 565,369 shares of common stock have been reserved for future issuance pursuant to the Stock Option Plan. There were 315,194 incentive stock options and 113,072 non-qualified stock options awarded during January 2009. The aggregate intrinsic value (the excess of the market price over the exercise price) of the options was $3.6 million as of March 31, 2009. As of March 31, 2009, no options were vested or forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of March 31, 2009 and changes during the six month period ended March 31, 2009 are presented below:

Six Months Ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	$—
Granted	428,266	11.17
Exercised	—	—
Forfeited	—	—
Outstanding at the end of the period	428,266	$11.17
Exercisable at the end of the period	—	$—

The weighted average remaining contractual term was approximately 9.8 years for options outstanding as of March 31, 2009. No options were exercisable as of March 31, 2009.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes pricing model with the following weighted average assumptions used:

March 31, 2009
Dividend yield	1.79%
Expected volatility	27.94%
Risk-free interest rate	1.96%
Expected life of options	6.5 years

During the three and six months ended March 31, 2009, $56,000 was recognized in compensation expense for the Stock Option Plan. A tax benefit of $5,000 was recognized during this period. There was no compensation expense recognized related to the Stock Option Plan during the comparable periods in 2008. At March 31, 2009, approximately $1.1 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.8 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2009, the Company had $9.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 7.50%. At September 30, 2008, the Company had $18.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 8.50%.

The Company also had commitments under unused lines of credit of $7.0 million and $5.9 million at March 31, 2009 and September 30, 2008, respectively, and letters of credit outstanding of $95,000 at both March 31, 2009 and September 30, 2008.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2009, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157, for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS No. 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. Provisions of the FSP SFAS No. 157-4 are to be adopted concurrent with the adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company adopted the requirements of FSP No. 157-4 as of January 1, 2009. The adoption did not have an impact on the Company’s financial condition or results of operations.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$49,868	$—
Non-agency mortgage-backed securities	—	7,270	882
FNMA and FHLMC preferred stock	20	—	—
Total	$20	$57,138	$882

As a result of general market conditions and the illiquidity in the market for certain non-agency mortgage-backed securities, management deemed it necessary to classify certain securities as Level 3. These securities were priced by a third party specialist utilizing recent prices for similar securities as inputs in the standard discounted cash flow model, adjusted for assumptions, that may incorporate inputs unobservable in the market.

The following provides details of the fair value measurement activity for Level 3 of the three months ended March 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Non-agency mortgage- backed securities	Total
	(Dollars in Thousands)

Balance, January 1, 2009:	$924	$924
Total losses, realized/unrealized
Included in earnings	(83)	(83)
Included in accumulated other comprehensive loss	80	80
Purchases, maturities, prepayments and calls, net	(51)	(51)
Transfers into Level 3	12	12
Total	$882	$882

The following provides details of the fair value measurement activity for Level 3 of the six months ended March 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Non agency mortgage- backed securities	Total
	(Dollars in Thousands)

Balance, October 1, 2008:	$384	$384
Total losses, realized/unrealized
Included in earnings	(234)	(234)
Included in accumulated other comprehensive loss	(25)	(25)
Purchases, maturities, prepayments and calls, net	(66)	(66)
Transfers into Level 3	823	823
Total	$882	$882

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for an impaired loan with a carrying amount of $640,000 at March 31, 2009. The collateral underlying this loan had a fair value of $145,000, resulting in a specific reserve in the allowance for loan losses of $494,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $1.6 million at March 31, 2009, as the underlying collateral value was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank of Pittsburgh. Investment in the FHLB stock is carried at cost and is evaluated for impairment in accordance with AICPA Statement of Position No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At March 31, 2009 these assets were carried at cost in accordance with GAAP and do not require fair value disclosure under the provision of SFAS No. 157

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At March 31, 2009 these assets were valued in accordance with GAAP and do not require fair value disclosure under the provision of SFAS No. 157.

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$1,725	$—	$—	$1,725

($ in thousands)	Impaired Loans
Balance at October 1, 2008	$3,111
Total net gains	—
Net transfers in/(out) Level 3	(1,386)
Balance at March 31, 2009	$1,725
Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$—

10.	FINANCIAL STATEMENT RESTATEMENT

The Company provides certain medical and life insurance benefits for a limited number of retired officers, directors, and their spouses. Historically, the Company has recognized expenses associated with these arrangements as applicable premiums were paid for these benefits.

Subsequent to the issuance of the Company’s 2008 Annual Report on Form 10-K, the Company identified an error in the accounting for these arrangements. The Company determined that the arrangements are “in substance” individual contracts to be accounted for under Accounting Principles Board (“APB”) 12. Under APB 12, a liability should be established representing the present value of the future payments to be made under these contracts.

The Company has restated the accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and six months ended March 31, 2008 from amounts previously reported to correct the error through the establishment of an appropriate APB 12 liability.

The following is a summary of the effects of the restatement on (i) Company’s consolidated statement of financial condition at September 30, 2008, (ii) the Company’s consolidated statements of operations for the three and six months ended March 31, 2008 and (iii) the Company’s consolidated statement of cash flows for the six months ended March 31, 2008.

	September 30, 2008
	As Previously Reported	Adjustment	As Restated
STATEMENT OF FINANCIAL CONDITION	(Dollars in thousands)
Deferred income taxes - net	$891	$200	$1,091
Total assets	489,337	200	489,537
Accounts payable and accrued expenses	6,581	588	7,169
Total liabilities	420,462	588	421,050
Retained earnings	37,676	(388)	37,288
Total stockholders’ equity	68,875	(388)	68,487
Total liabilities and stockholders’ equity	489,337	200	489,537

	Three months ended March 31, 2008
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations	(Dollars in thousands)
Salaries and employee benefits	$1,158	$(5)	$1,153
Total non-interest expense	2,509	(5)	2,504
Loss before taxes	(1,065)	5	(1,060)
Deferred tax benefit	(312)	2	(310)
Total income tax benefit	(383)	2	(381)
Net loss	(682)	3	(679)

	Six months ended March 31, 2008
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations	(Dollars in thousands)
Salaries and employee benefits	$2,311	$(11)	$2,300
Total non-interest expense	4,525	(11)	4,514
Loss before taxes	(168)	11	(157)
Deferred tax benefit	(355)	4	(351)
Total income tax benefit	(96)	4	(92)
Net loss	(72)	7	(65)

	Six months ended March 31, 2008
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows	(Dollars in thousands)
Net loss	(72)	7	(65)
Deferred income tax benefit	(355)	4	(351)
Changes in accounts payable and accrued expenses	1,228	(11)	1,217

The Company plans to restate its fiscal 2008 and 2007 consolidated financial statements when filing its Form 10-K for the year ended September 30, 2009. The effects of the restatement will increase the Company’s results of operations by $15,000 and $11,000 for the fiscal years ended September 30, 2008 and 2007, respectively. The Company plans to restate its interim financial statements for the three and nine months ended June 30, 2008 when filing its Form 10-Q for the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statement included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K. The following discussion gives effect to the restatement discussed in Note 10, Financial Statement Restatement, of the notes to the unaudited condensed consolidated financial statements.

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

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

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157 and FSP SFAS No. 157-3. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the investment and mortgage-backed securities available for sale and derivative financial instruments.  The Company adopted the requirements of FSP No. 157-4 as of January 1, 2009 and it did not have an impact on the Company’s financial condition or results of operations.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are valued on a recurring basis.

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. At March 31, 2009, the Company’s investment in certain non-agency mortgage-backed securities were shifted from a Level 2 market value measurement to a Level 3 market value measurement. This Level 3 market value measurement included an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans or bank properties transferred into real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset” as amended by FSP EITF 99-20-1,”Amendments to the Impairment Guidance of EITF Issue No. 99-20”,when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

Forward-looking Statements. In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made unless required by law or regulations.

Market Overview. The continued turbulence in the economy and the current financial crisis, which began in mid-2007, resulting in housing-related credit decline, combined with a capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. The severity of the downturn in the economic conditions deteriorated into a recession during 2008 which has continued into the beginning of 2009. One of the primary concerns for the Company is the slump in the housing market. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves. These declines in real estate market values has also led to increases in our allowance for loan losses and loan loss provision.

The decline in real estate market values and the increase in defaults on the underlying collateral have caused illiquidity in the financial markets which has led to the devaluation of certain non-agency securities. The Company continues to be impacted by continued pressure in the capital markets with respect to the value of our non-agency mortgage-backed securities and collateralized mortgage obligations, leading to the determination that the declines in the fair value were other-than-temporary resulting in the occurrence of other-than-temporary impairment charges.

Despite the current market conditions, the Company continues to maintain a strong capital position. The Company determined that it will not participate in the U.S. Department of the Treasury’s Capital Purchase Program, intended to provide capital to U.S. financial institutions through the purchase of preferred stock.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended March 31, 2009.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND SEPTEMBER 30, 2008

At March 31, 2009, the Company’s total assets were $514.7 million, an increase of $25.1 million from $489.5 million at September 30, 2008. The increase was primarily attributable to a increase in cash and cash equivalents and net loans receivable offset in part by net repayments and impairments in the investment and mortgage-backed security portfolios.

Total liabilities increased $29.2 million to $450.3 million at March 31, 2009 from $421.1 million at September 30, 2008. The increase was primarily due to a $42.4 million increase in deposits, mainly in certificates of deposit. The increase was partially offset by the repayment of FHLB advances which decreased by $12.0 million, from $31.7 million at September 30, 2008 to $19.7 million at March 31, 2009.

Stockholders’ equity decreased by $4.1 million to $64.4 million at March 31, 2009 as compared to $68.5 million at September 30, 2008 primarily as a result of the $2.5 million cost of purchasing 226,148 shares of common stock in the open market during the six month period ended March 31, 2009 to fund the Recognition and Retention Plan, the declaration of quarterly cash dividends totaling $1.1 million, the net loss of $1.0 million, the increase in the net unrealized loss on available for sale securities due to declines in market values of $712,000 and a decrease of $256,000 related to the adoption of the EITF No. 06-10 related to postretirement benefits associated with endorsement split dollar life insurance arrangements offset in part by a $1.1 million increase related to the adoption of FASB Staff Positions 115-2 and 124-2 related to impairment charges on securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Net income. A net loss of $48,000 was recognized for the quarter ended March 31, 2009 as compared to net loss of $679,000 for the same period in 2008. For the six months ended March 31, 2009, the Company recognized a net loss of $1.0 million compared to a net loss of $65,000 for the comparable period in 2008. The net loss reported for both the three and six months ended March 31, 2008 was due to the recognition of a $1.5 million (pre-tax) impairment charge taken with respect to the Company’s $35.0 million investment in a mutual fund. The net losses reported for the three and six month periods ended March 31, 2009 were due to non-cash other-than-temporary impairment (“OTTI”) charges related to certain of the non-agency mortgage-backed securities received as a result of the redemption in kind of the Company investment in a mutual fund during the third quarter of fiscal 2008.

Net interest income. Net interest income increased $681,000 or 24.3% to $3.5 million for the three months ended March 31, 2009 as compared to $2.8 million for the same period in 2008. The increase reflected the effects of a $341,000 or 9.1% decrease in interest expense combined with a $340,000 or 5.2% increase in interest income. The decrease in interest expense resulted primarily from a 70 basis point decrease to 3.18% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the year, partially offset by a $42.3 million or 10.9% increase in the average balance of interest-bearing liabilities, primarily in certificates, for the three months ended March 31, 2009, as compared to the same period in 2008. The increase in interest income resulted primarily from a $26.9 million or 5.9% increase in the average balance of interest-earning assets for the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to the continued increase in the average balance of loans receivable.

For the six months ended March 31, 2009, net interest income increased $1.7 million or 30.2% to $7.2 million as compared to $5.6 million for the same period in 2008. The increase was due to the combined effects of a $906,000 or 6.9% increase in interest income and a $774,000 or 10.1% decrease in interest expense. The increase in interest income resulted primarily from a $25.3 million or 5.6% increase in the average balance of interest-earning assets for the six months ended March 31, 2009, as compared to the same period in 2008. Also contributing to the increase in interest income was a 7 basis point increase to 5.87% in the weighted average rate earned on interest-earning assets.

The decrease in interest expense resulted primarily from a 74 basis point decrease to 3.23% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the year, partially offset by a $40.7 million or 10.5% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the six months ended March 31, 2009, as compared to the same period in 2008.

For the quarter ended March 31, 2009, the net interest margin was 2.89%, as compared to 2.46% for the same period in 2008. For the six months ended March 31, 2009, the net interest margin was 3.01%, as compared to 2.44% for the same period in 2008. The increase in the interest margin was primarily due to the large decrease in the rate paid on interest-bearing liabilities.

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

	Three Months Ended March 31,
	2009			2008
				(as restated - see Note 10)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$117,374	$1,466	5.00%	$167,103	$2,174	5.20%
Mortgage-backed securities (3)	92,376	1,562	6.76	57,086	757	5.30
Loans receivable(1)	254,793	3,863	6.06	223,496	3,589	6.42
Other interest-earning assets (4)	17,709	14	0.32	7,667	45	2.35
Total interest-earning assets	482,252	6,905	5.73	455,352	6,565	5.77
Cash and non-interest-bearing balances	6,308			4,723
Other non-interest-earning assets	13,668			12,458
Total assets	$502,228			$472,533
Interest-bearing liabilities:
Savings accounts	$64,722	431	2.66	$66,526	399	2.40
Money market deposit and NOW accounts	93,806	536	2.29	91,741	748	3.26
Certificates of deposit	243,819	2,233	3.66	204,218	2,329	4.56
Total deposits	402,347	3,200	3.18	362,485	3,476	3.84
Advances from Federal Home Loan Bank	26,573	224	3.37	24,254	289	4.77
Advances from borrowers for taxes and insurance	1,950	2	0.41	1,820	2	0.44
Total interest-bearing liabilities	430,870	3,426	3.18	388,559	3,767	3.88
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,774			4,807
Other liabilities	2,278			1,322
Total liabilities	436,922			394,688
Stockholders’ equity	65,306			77,845
Total liabilities and stockholders’ equity	$502,228			$472,533
Net interest-earning assets	$51,382			$66,793
Net interest income; interest rate spread		$3,479	2.55%		$2,798	1.89%
Net interest margin(2)			2.89%			2.46%

Average interest-earning assets to average interest-bearing liabilities		111.93%			117.19%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)
The increase in yield of the Company’s mortgage-backed securities portfolio is primarily a result of changes in portfolio composition as well as in estimate of prepayment speed assumptions. The Company employs the effective yield method of accounting, which requires retrospective adjustments to the yield on the Company’s assets, which in turn directly affects earnings. The Company estimates yield at the time of purchase of each asset. To the extent prepayment speeds assumptions differ from Company’s estimates at the time of purchase, the Company is required to adjust the yield on that asset as well as the amortization of premium or discount taken to date on the asset. This cumulative “true up” of the amortization is taken through earnings in the current period.

(4)	Yield substantially decreased due to declining federal reserve overnight investment rates over the twelve month period.

	Six Months Ended March 31,
	2009			2008
				(as restated - see Note 10)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$124,058	$3,194	5.15%	$169,794	$4,411	5.20%
Mortgage-backed securities(3)	92,201	3,318	7.20%	55,830	1,480	5.30%
Loans receivable(1)	252,179	7,590	6.02%	222,195	7,224	6.50%
Other interest-earning assets(4)	12,726	30	0.47%	8,037	111	2.76%
Total interest-earning assets	481,164	14,132	5.87%	455,856	13,226	5.80%
Cash and non-interest-bearing balances	4,923			4,379
Other non-interest-earning assets	13,838			12,536
Total assets	$499,925			$472,771
Interest-bearing liabilities:
Savings accounts	$64,865	873	2.69%	$67,006	776	2.32%
Money market deposit and NOW accounts	93,136	1,142	2.45%	91,310	1,548	3.39%
Certificates of deposit	232,542	4,342	3.73%	199,059	4,645	4.67%
Total deposits	390,543	6,357	3.26%	357,375	6,969	3.90%
Advances from Federal Home Loan Bank	34,819	527	3.03%	27,456	689	5.02%
Advances from borrowers for taxes and insurance	1,770	4	0.45%	1,641	4	0.49%
Total interest-bearing liabilities	427,132	6,888	3.23%	386,472	7,662	3.97%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,895			4,845
Other liabilities	2,591			2,218
Total liabilities	433,618			393,535
Stockholders’ equity	66,307			79,236
Total liabilities and stockholders’ equity	$499,925			$472,771
Net interest-earning assets	$54,032			$69,384
Net interest income; interest rate spread		$7,244	2.65%		$5,564	2.06%
Net interest margin(2)			3.01%			2.44%

Average interest-earning assets to average interest-bearing liabilities		112.65%			117.95%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)
The increase in yield of the Company’s mortgage-backed securities portfolio is primarily a result of changes in portfolio composition as well as in estimate of prepayment speed assumptions. The Company employs the effective yield method of accounting, which requires retrospective adjustments to the yield on the Company’s assets, which in turn directly affects earnings. The Company estimates yield at the time of purchase of each asset. To the extent prepayment speeds assumptions differ from Company’s estimates at the time of purchase, the Company is required to adjust the yield on that asset as well as the amortization of premium or discount taken to date on the asset. This cumulative “true up” of the amortization is taken through earnings in the current period.

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

The Company established a provision for loan losses of $50,000 for the quarter ended March 31, 2009 and $363,000 for the six month period ended March 31, 2009 as compared to $75,000 and $150,000 for the comparable periods in 2008. The primary factor in the increase of the loan loss provision for the six month period ended March 31, 2009 related to a specific reserve established in the first quarter of fiscal 2009 on a $3.0 million non-performing construction loan reflecting the Company’s participation interest in a $14.9 million construction loan to build a 40-unit high-rise condominium project in located in Center City, Philadelphia which has experienced payment delinquencies. Although the project is substantially completed, based on an updated appraisal, the value of the real estate collateralizing the loan has declined. Another financial institution is the lead lender on the loan. As of March 31, 2009, this loan was classified as a real estate owned property as the borrower agreed to cede control of the property to the lead lender. At March 31, 2009, the Company’s non-performing assets totaled $6.8 million or 1.3% of total assets. Non-performing assets consisted of one construction loans totaling $640,000, one commercial real estate loan totaling $1.6 million, nine one-to four-family residential mortgage loans totaling $448,000 and two real estate owned properties totaling $4.1 million (one of which is the $3.0 million loan noted above). The allowance for loan losses totaled $1.7 million, or 0.7% of total loans and 65.1% of non-performing loans.

Non-interest income. Non-interest income was a charge of $434,000 and $2.4 million for the three and six month periods ended March 31, 2009, respectively, compared with a charge of $1.3 million and $1.1 million for the comparable periods in 2008. The variance was due solely to an OTTI charge of $1.5 million on the mutual fund for the 2008 periods while there were impairment charges of $647,000 and $2.8 million during the three and six month periods ended March 31, 2009 related to the non-agency mortgage-backed securities acquired as part of the June 2008 redemption in kind of the mutual fund.

Non-interest expenses. For the quarter and six months ended March 31, 2009, non-interest expense increased $174,000 and $618,000, respectively, compared to the same periods in the prior year. The increases were primarily due to a $186,000 writedown associated with an REO property incurred during the second fiscal quarter of 2009. Increases in deposit insurance premiums of $77,000 and $275,000, respectively, were incurred during the three and six month periods ended March 31, 2009 compared to the comparable periods in 2008, based on a new fee structure implemented by the FDIC. Also contributing to the increase, were increases in advertising expenses. These increases were partially offset by decreases in legal expenses as certain legal fees were incurred during the 2008 periods in defense of a previously disclosed lawsuit, in which the lawsuit has been settled. These legal fees were not applicable in the 2009 periods.

Income tax expense. The Company recorded income tax expense for the quarter and six months ended March 31, 2009 of $365,000 and $409,000, respectively, compared to income tax benefit of $381,000 and $92,000, respectively, for the quarter and six months ended March 31, 2008. Tax expense was recorded in the 2009 periods and was not fully impacted by the capital losses incurred in connection with the writedown of certain of the mortgage-backed securities received in the redemption of the mutual fund. A valuation allowance was recorded against the deferred tax asset as capital losses are only deductible to the extent of capital gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2009, our cash and cash equivalents amounted to $26.6 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $58.0 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2009, the Company had $9.9 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $7.0 million and letters of credit outstanding of $95,000 at March 31, 2009. Certificates of deposit at March 31, 2009 maturing in one year or less totaled $188.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been modest. At March 31, 2009, we had $19.7 million in outstanding FHLB advances and we had $253.7 million in additional FHLB advances available to us.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company and Bank’s regulatory capital ratios as of March 31, 2009 and September 30, 2008 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2009:
Tier 1 capital (to average assets)
The Company	13.09%	4.0%	N/A
The Bank	12.24%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	28.68%	4.0%	N/A
The Bank	26.81%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	29.43%	8.0%	N/A
The Bank	27.57%	8.0%	10.0%

September 30, 2008 (as revised see Note 10):
Tier 1 capital (to average assets)
The Company	14.49%	4.0%	N/A
The Bank	13.14%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	31.20%	4.0%	N/A
The Bank	28.74%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	31.92%	8.0%	N/A
The Bank	29.46%	8.0%	10.0%

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

In recent years, we primarily have reduced our exposure in callable agency bonds and increased our portfolio of agency issued mortgage-backed securities. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 11.0% to 37.7%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.6% to 75.5%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and moortgage-backed securities(2)	$23,193	$24,823	$31,156	$15,294	$120,526	$214,992
Loans receivable(3)	48,816	55,815	82,676	37,855	29,289	254,451
Other interest-earning assets	19,337					19,337
Total interest-earning assets	$91,346	$80,638	$113,832	$53,149	$149,815	$488,780

Interest-bearing liabilities:
Savings accounts	$304	$216	$41,601	$13,874	$13,874	$69,869
Money market deposit and NOW accounts	—	34,001	46,544	4,181	4,181	88,907
Certificates of deposits	63,847	124,160	44,121	24,890	—	257,018
Advances from Federal Home Loan Bank	24	6,073	13,197	46	340	19,680
Advances from borrowers for taxes and insurance	1,402					1,402
Total interest-bearing liabilities	$65,577	$164,450	$145,463	$42,991	$18,395	$436,876

Interest-earning assets
less interest-bearing liabilities	$25,769	($83,812)	($31,631)	$10,158	$131,420	$51,904

Cumulative interest-rate sensitivity gap (4)	$25,769	($58,043)	($89,674)	($79,516)	$51,904

Cumulative interest-rate gap as a percentage of total assets at March 31, 2009	5.01%	-11.28%	-17.42%	-15.45%	10.09%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2009	139.30%	74.77%	76.12%	81.00%	111.88%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of March 31, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$23,498	$(47,664)	(66.98)%	5.14%	(8.49)%
200	38,191	(32,971)	(46.33)%	8.01%	(5.62)%
100	55,907	(15,255)	(21.44)%	11.17%	(2.46)%
Static	71,162	—	—	13.63%	—
(100)	71,885	723	1.02%	13.59%	(0.04)%
(200)	70,228	(934)	(1.31)%	13.16%	(0.47)%
(300)	71,051	(111)	(0.16)%	13.23%	(0.40)%

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

We evaluated the impact of the requirement to restate our financials discussed in Note 10 of the financial statements on the effectiveness of our disclosure controls and procedures. Management concluded that it did not have a material impact on our internal controls over financial reporting.

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

(c)
There were no repurchases of common stock by the Company during the quarter ended March 31, 2009. During January 2009, Prudential Mutual Holding Company (the “MHC”) and the Company each announced approval of a stock purchase plan or stock repurchase plan, if applicable, of up to an additional 198,000 shares (for a total of 396,000 shares), or approximately 5% (10% in the aggregate) of the Company’s outstanding common stock held by other than the MHC.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On February 9, 2009, the Company held its annual meeting of shareholders and submitted two proposals to shareholders on behalf of the Company’s Board of Directors (the election of directors and ratification of the appointment of the Company’s independent registered public accounting firm for fiscal 2009). Shareholders of record as of December 24, 2008, received proxy materials and were considered eligible to on these proposals at the annual meeting. At the annual meeting, 11,069,802 shares of common stock of the Company were outstanding on the record date and eligible to be voted at the meeting. Members of the Company’s Board of Directors not up for election and continuing in office after the annual meting were Jerome R. Balka, Esq., A.J. Fanelli, Francis V. Mulcahy and Joseph W. Packer, Jr.

A total of 10,723,157 shares of common stock were present in person or by proxy at the annual meeting. The following is a brief summary of each proposal and the result of the vote at the annual meeting:

1.	The following director was elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors.

Nominees	For	Withheld
Thomas A. Vento	10,391,871	331,286

2.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2009.

For	Against	Abstain
10,696,968	22,889	3,300

There were no broker non-votes at the annual meeting.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	May 15, 2009	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date:	May 15, 2009	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer