Form 10-Q
period 2009-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2009-08-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of August 7, 2009, 10,331,866 shares were issued and outstanding

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Statements of Financial Condition June 30, 2009 and September 30, 2008 (as restated)	2

	Unaudited Consolidated Statements of Operations for the Three And Nine Months Ended June 30, 2009 and 2008 (as restated)	3

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Nine Months Ended June 30, 2009 and 2008 (as restated)	4

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2009 and 2008 (as restated)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T.	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

SIGNATURES		46

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	September 30, 2008 (as restated See Note 10)
	(Dollars in Thousands)
ASSETS
Cash and amounts due from depository institutions	$5,164	$4,318
Interest-bearing deposits	11,010	5,136

Total cash and cash equivalents	16,174	9,454
Investment and mortgage-backed securities held to maturity (estimated fair value—June 30, 2009, $166,447; September 30, 2008, $160,522)	166,346	163,303
Investment and mortgage-backed securities available for sale (amortized cost—June 30, 2009, $59,217; September 30, 2008, $56,152)	56,926	55,106
Loans receivable—net of allowance for loan losses (June 30, 2009, $2,502; September 30, 2008, $1,591)	252,615	243,969
Accrued interest receivable:
Loans receivable	1,335	1,291
Mortgage-backed securities	384	393
Investment securities	1,623	1,493
Real estate owned	4,444	1,488
Federal Home Loan Bank stock—at cost	3,545	2,620
Office properties and equipment—net	1,953	2,182
Prepaid expenses and other assets	7,047	7,147
Deferred tax asset-net	2,338	1,091
TOTAL ASSETS	$514,730	$489,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,766	$4,327
Interest-bearing	429,451	372,503
Total deposits	432,217	376,830
Advances from Federal Home Loan Bank	19,670	31,701
Accrued interest payable	3,100	3,471
Advances from borrowers for taxes and insurance	1,919	1,348
Accounts payable and accrued expenses	2,761	7,169
Accrued dividend payable	491	531
Total liabilities	460,158	421,050

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,331,866 at June 30, 2009: 11,069,866 at September 30, 2008	126	126
Additional paid-in capital	52,775	54,925
Unearned ESOP shares	(3,513)	(3,680)
Treasury stock, at cost: 2,231,884 shares at June 30, 2009: 1,493,884 shares at September 30, 2008	(28,652)	(19,481)
Retained earnings	35,348	37,288
Accumulated other comprehensive loss	(1,512)	(691)

Total stockholders’ equity	54,572	68,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,730	$489,537

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008 (as restated see Note 10)	2009	2008 (as restated see Note 10)
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,806	$3,539	$11,396	$10,764
Interest on mortgage-backed securities	1,329	895	4,648	2,375
Interest and dividends on investments	1,485	2,031	4,708	6,552

Total interest income	6,620	6,465	20,752	19,691

INTEREST EXPENSE:
Interest on deposits	2,972	3,247	9,333	10,220
Interest on borrowings	216	256	743	945

Total interest expense	3,188	3,503	10,076	11,165

NET INTEREST INCOME	3,432	2,962	10,676	8,526

PROVISION FOR LOAN LOSSES	810	112	1,173	262

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,622	2,850	9,503	8,264

NON-INTEREST INCOME (LOSS):
Fees and other service charges	114	136	369	411
Loss on redemption of investment securities, net	—	(4,016)	—	(4,016)
Other	87	82	251	242

Total other-than-temporary impairment losses	(28)	—	(5,338)	(1,492)
Portion of loss recognized in other comprehensive income, before taxes	(228)	—	2,281	—
Net impairment losses recognized in earnings	(256)	—	(3,057)	(1,492)

Total non-interest loss	(55)	(3,798)	(2,437)	(4,855)

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,249	1,109	3,578	3,409
Data processing	126	124	427	377
Professional services	159	(130)	578	427
Office occupancy	89	90	294	275
Depreciation	79	84	245	250
Payroll taxes	63	62	205	209
Director compensation	80	77	201	206
Other	937	491	2,386	1,268

Total non-interest expense	2,782	1,907	7,914	6,421

LOSS BEFORE INCOME TAXES	(215)	(2,855)	(848)	(3,012)

INCOME TAXES:
Current expense	259	339	1,112	599
Deferred (benefit) expense	(248)	366	(693)	14

Total income tax expense	11	705	419	613

NET LOSS	$(226)	$(3,560)	$(1,267)	$(3,625)

BASIC LOSS PER SHARE	$(0.02)	$(0.33)	$(0.12)	$(0.33)

DILUTED LOSS PER SHARE	$(0.02)	$(0.33)	$(0.12)	$(0.33)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (AS RESTATED, SEE NOTE 10)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2008	$126	$54,925	$(3,680)	$(19,481)	$37,288	$(691)	$68,487
(As restated - see Note 10)

Cumulative adjustment related to the adoption of EITF 06-10, net of tax					(256)		(256)

Comprehensive income:

Cumulative adjustment related to the adoption of FSP SFAS 115-2 and SFAS 124-2, net of income tax benefit of $390 (see Note 1)					1,148	(758)	390	390

Net loss					(1,267)		(1,267)	(1,267)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $1,072 (See Note 1)						(2,081)	(2,081)	(2,081)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $1,039 (See Note 1)						2,018	2,018	2,018
Comprehensive loss								$(940)

Treasury stock purchased (738,000 shares)				(9,171)			(9,171)

Cash dividend declared ($.15 per share)					(1,565)		(1,565)

Excess tax benefit from stock compensation		72					72

Stock option expense		105					105

Recognition and Retention Plan expense		121					121

Nonvested share grant APIC adjustment		(2,465)					(2,465)

ESOP shares committed to be released	—	17	167	—	—	—	184

BALANCE, June 30, 2009	$126	$52,775	$(3,513)	$(28,652)	$35,348	$(1,512)	$54,572

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2007 (as originally stated)	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961

Restatement - See note 10					(403)		(403)

BALANCE, OCTOBER 1, 2007 (as restated)	$126	$54,880	$(3,903)	$(14,372)	$43,568	$259	$80,558

Comprehensive income:

Net loss					(3,625)		(3,625)	(3,625)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $669 (see Note1)						(1,297)	(1,297)	(1,297)

Reclassification adjustment for other than temporary impairment net of tax of $507 (see Note 1)						985	985	985
Comprehensive income								$(3,937)

Treasury stock purchased (408,500 shares)				(5,109)			(5,109)

Cash dividend declared ($.15 per share)					(1,616)		(1,616)

ESOP shares committed to be released	—	43	167	—	—	—	210

BALANCE, June 30, 2008	$126	$54,923	$(3,736)	$(19,481)	$38,327	$(53)	$70,106

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2009	2008 (As restated see note 10)
	(Dollars in Thousands)

OPERATING ACTIVITIES:
Net loss	$(1,267)	$(3,625)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Provision for loan losses	1,173	262
Depreciation	245	250
Net accretion of premiums/discounts	(1,127)	(80)
Net accretion of deferred loan fees and costs	(90)	(228)
Impairment charge on investment securities	3,057	1,492
Loss on redemption of investment securitiies		4,016
Share-based compensation expense	298	—
Real estate owned writedown	186	—
Amortization of ESOP	184	210
Income from bank owned life insurance	(156)	(149)
Deferred income tax (benefit) expense	(693)	14
Excess tax benefit related to stock compensation	(72)	—
Changes in assets and liabilities which used cash:
Accrued interest receivable	(165)	38
Prepaid expenses and other assets	256	345
Accrued interest payable	(371)	(148)
Accounts payable and accrued expenses	(4,796)	(303)
Net cash (used in) provided by operating activities	(3,338)	2,094
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(91,992)	(74,923)
Purchase of investment and mortgage-backed securities available for sale	(10,792)	(18,634)
Loans originated or acquired	(51,453)	(53,384)
Principal collected on loans	38,582	37,367
Principal payments received on investment and mortgage-backed securities:
held-to-maturity	89,079	89,729
available-for-sale	6,807	3,655
Proceeds from redemption of investment securities available for sale	—	4,367
Acquisition of FHLB stock, net	(925)	(110)
Purchases of equipment	(16)	(99)
Net cash used in investing activities	(20,710)	(12,032)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	6,980	4,137
Net increase in certificates of deposit	48,407	16,314
Net repayment of advances from Federal Home Loan Bank	(12,031)	(3,032)
Increase in advances from borrowers for taxes and insurance	571	827
Excess tax benefit related to stock compensation	72	—
Acquisition of stock for Recognition and Retention Plan	(2,465)	—
Cash dividend paid	(1,595)	(1,637)
Purchase of treasury stock	(9,171)	(5,109)
Net cash provided by financing activities	30,768	11,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,720	1,562

CASH AND CASH EQUIVALENTS—Beginning of period	9,454	12,269

CASH AND CASH EQUIVALENTS—End of period	$16,174	$13,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$10,447	$11,313

Income taxes paid	$1,779	$767

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$3,142	$1,651

Mortgage-backed securities received through redemption in kind	$—	$24,755

Impact of adoption of EITF 06-10 on other liabilities	$388	$—

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain financial information from the prior period has been condensed to conform to the current presentation. The results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Dividend Payable – On June 17, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on July 27, 2009 to the shareholders of record at the close of business on July 13, 2009 which resulted in a payable of $491,000 at June 30, 2009. A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $365,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2009, the Company had allocated a total of 84,825 shares from the suspense account to participants and committed to release an additional 11,310 shares. In addition, at such date of the total number of shares of Company common stock held by the ESOP was 450,200. For the nine months ended June 30, 2009, the Company recognized $170,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of SFAS No. 123(R) should generally be applied to non-employees, Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees,” is used in determining the measurement date of the compensation expense for non-employees. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and will be paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On January 21, 2009, the Company announced its seventh stock repurchase program to repurchase up to 198,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than the MHC. The average cost per share of the approximately 1.5 million shares which have been repurchased by the Company was $12.84 for purchases through June 30, 2009. In addition, the MHC also announced on January 21, 2009 that its Board of Directors approved its second stock purchase plan to purchase up to 198,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC. As of June 30, 2009, the MHC had purchased 390,652 shares at an average cost of $11.31 per share. The repurchased shares are available for general corporate purposes.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the nine months ended June 30, 2009 and 2008, the only components of comprehensive income were net loss, unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the nine months ended June 30,
	2009			2008
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Beginning accumulated other comprehensive (loss) income	$(1,047)	$356	$(691)	$392	$(133)	$259

Net unrealized holding loss on available for sale securities arising during the period	(3,153)	1,072	(2,081)	(1,966)	669	(1,297)

Reclassification adjustment for other-than-temporary impairment recognized in earnings	3,057	(1,039)	2,018	1,492	(507)	985

Cumulative adjustment for portion of impairment loss recognized in other comprehensive loss	(1,148)	390	(758)	—	—	—

Ending accumulated other comprehensive (loss) income	$(2,291)	$779	$(1,512)	$(82)	$29	$(53)

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. The Company has been informed that the FHLB of Pittsburgh has ceased paying dividends on shares of stock and repurchasing shares thereof. While certain conditions are noted that required management to evaluate the stock for impairment it is currently not probable that the Company will not realize its cost basis. Management concluded that no impairment existed as of June 30, 2009.

Recent Accounting Pronouncements – In March 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreement, (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-10 as of October 1, 2008, the Company recognized a liability of $388,000 in accordance with Accounting Principles Board Opinion (“APB”) No. 12, Omnibus Opinion—1967 and recorded a corresponding reduction to retained earnings, net of tax, representing the cumulative effect of the change in accounting principle.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instrument. FSP SFAS No. 107-1 and APB 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP SFAS No. 107-1 and APB 28-1 is effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2. The Company adopted FSP SFAS No. 107-1 as of June 30, 2009. Since FSP SFAS No. 107-1 amends only the disclosure requirements of financial instruments, the adoption of FSP SFAS No. 107-1 did not impact the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other than temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting FSP SFAS No. 115-2 and SFAS No. 124-2 early must also adopt FSP SFAS 157-4. The Company has chosen to early adopt FSP SFAS No. 115-2 and SFAS No. 124-2. As a result, provisions of the guidance are applicable to the Company as of January 1, 2009. See note 3 for discussion of the impact of adoption on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting FSP SFAS No. 157-4 early must also adopt FSP SFAS No. 115-2 and SFAS No. 124-2. The Company adopted the requirements of FSP No. 157-4 as of January 1, 2009; the adoption did not have a material impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and SFAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings, following applicable provisions for recognition of the OTTI under FSP SFAS 115-2 and SFAS 124-2 at the balance sheet date of the reporting period for which the assessment is made. The adoption of the requirements of FSP No. EITF 99-20-1 by the Company did not have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended June 30,

	2009		2008
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net loss	$(226)	$(226)	$(3,560)	$(3,560)
Weighted average shares outstanding	10,359,243	10,359,243	10,812,296	10,812,296
Effect of common stock equivalents	—	200,852	—	—
Adjusted weighted average shares used in earnings per share computation	$10,359,243	$10,560,095	$10,812,296	$10,812,296
Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.33)	$(0.33)

	Nine Months Ended June 30,

	2009		2008
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net loss	$(1,267)	$(1,267)	$(3,625)	$(3,625)
Weighted average shares outstanding	10,530,671	10,530,671	10,879,946	10,879,946
Effect of common stock equivalents	—	87,266	—	—
Adjusted weighted average shares used in earnings per share computation	$10,530,671	$10,617,937	$10,879,946	$10,879,946
Loss per share - basic and diluted	$(0.12)	$(0.12)	$(0.33)	$(0.33)

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$127,911	$543	$(1,378)	$127,076
Debt securities - Municipal bonds	2,345	3	—	2,348
Mortgage-backed securities - U.S. Government agencies	36,090	933	—	37,023

Total securities held to maturity	$166,346	$1,479	$(1,378)	$166,447

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$2,000	$—	$(33)	$1,967
FHLMC preferred stock	16	—	—	16
Mortgage-backed securities - U.S. Government agencies	45,995	1,373	(376)	46,992
Mortgage-backed securities - Non-agency (1)	11,206	6	(3,261)	7,951

Total securities available for sale	$59,217	$1,379	$(3,670)	$56,926

(1)	As a result of the adoption of FSP SFAS 115-2 and SFAS 124-2, $2.3 million of the unrealized loss is applicable to the non-credit component of securities in which an OTTI charge has been incurred.

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$120,572	$112	$(2,377)	$118,307
Debt securities - Municipal bonds	2,450	—	(16)	2,434
Mortgage-backed securities - U.S. Government agencies	40,281	95	(565)	39,811

Total securities held to maturity	$163,303	$207	$(2,958)	$160,552

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$3,000	$—	$(124)	$2,876
FNMA stock	—	1	—	1
FHLMC preferred stock	26	19	—	45
Mortgage-backed securities - U.S. Government agencies	38,078	501	(160)	38,419
Mortgage-backed securities - Non-agency	15,048	32	(1,315)	13,765

Total securities available for sale	$56,152	$553	$(1,599)	$55,106

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2009:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	$1,354	$74,135	$24	$1,972

Total securities held to maturity	1,354	74,135	24	1,972

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. Government agencies	—	—	33	1,967
Mortgage-backed securities - U.S. Government agencies	376	11,691	—	—
Mortgage-backed securities - Non-agency	3,261	7,545	—	—

Total securities available for sale	3,637	19,236	33	1,967

Total	$4,991	$93,371	$57	$3,939

All municipal bonds and mortgage-backed securities held to maturity were in an unrealized gain position as of June 30, 2009.

The following table shows the gross unrealized losses and related estimated fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2008:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities held to maturity:
Debt securities - U.S. Treasury securities and securities of U.S. government agencies	$2,377	$99,203	$—	$—
Debt securities - municipal bonds	9	1,280	7	343
Mortgage-backed securities - U.S. government agencies	308	23,803	257	5,778

Total securities held to maturity	2,694	124,286	264	6,121

Securities available for sale:
Debt securities - U.S. Treasury securities and securities of U.S. government agencies	124	2,876	—	—
Mortgage-backed securities - U.S. government agencies	160	14,701
Mortgage-backed securities - Non-agency	1,315	8,276	—	—

Total securities available for sale	1,599	25,853	—	—

Management has reviewed its investment securities and determined that for the nine month period ended June 30, 2009 unrealized losses of $5.3 million on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset as amended by FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20,when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1,The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FSP SFAS No. 115-2 and SFAS No. 124-2 requires the Company to assess whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. Credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

FSP SFAS 115-2 and SFAS 124-2 were adopted by the Company for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $1.1 million to increase retained earnings with an increase to unrealized losses in accumulated other comprehensive income (loss). This amount represented the non-credit related impairment charge related to the non-agency mortgage-backed securities discussed below. This adjustment was made because the Company does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment is determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the FSP is adopted. The cumulative effect adjustment includes the related tax effects.

For the quarter ended June 30, 2009, the Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature. Upon completion of this review, additional credit losses of $243,000 were incurred related to securities that the Company had previously recorded an OTTI charge in prior periods and a $13,000 OTTI charge was recognized related to securities that were not other-than-temporarily impaired prior to the current quarter. Application of the guidance did not have a significant impact on other securities which were in unrealized loss positions at June 30, 2009.

The following is a rollforward for the three months ended June 30, 2009 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of April 1, 2009	$2,379

Additions for credit-related OTTI charges on previously unimpaired securities	243

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	13

Credit component of OTTI as of June 30, 2009	$2,635

Six non-agency mortgage-backed securities have been determined to be other-than-temporarily impaired due solely to credit related factors. These securities have S&P credit ratings ranging from below investment grade to AAA at June 30, 2009. Each of these securities holds various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were originated in years 2004 through 2007 and consist of 87% interest only loans and 53% limited documentation loans. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of June 30, 2009:

June 30, 2009
Loss severity	50%
Expected cumulative loss percentage	15%
Cumulative loss percentage to date	0%
Weighted average FICO score	731
Weighted average loan-to-value ratio	72%

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”). FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s. FNMA and FHLMC senior debt securities are also currently rated “Aaa” by Moody’s , short-term debt is rated “Prime-1”, subordinated debt is rated “Aa2” and preferred stock ratings are currently “Aa3” with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid, non-callable and callable securities. The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch. At June 30, 2009, securities in a gross unrealized loss for less than twelve months consist of 42 securities having an aggregate depreciation of 1.8% from the Company’s amortized cost basis. Securities in a gross unrealized loss for more than twelve months consisted of 3 securities having an aggregate depreciation of 1.4% from the Company’s amortized cost basis. The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania. None of the municipal bonds were in an unrealized loss position as of June 30, 2009.

US Agency Issued Mortgage-Backed Securities - At June 30, 2009, there were no unrealized losses in the category of 12 months or longer. The gross unrealized loss in the category of less than 12 months was $376,000 or 0.8% and consisted of 13 securities that represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows. In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company expects to recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of a mutual fund during 2008 and includes 75 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. These securities were performing in accordance with their contractual terms as of June 30, 2009, and had paid all contractual cash flows since the Company’s initial investment. For the nine month period ended June 30, 2009 management recognized an other than temporary impairment charge related to a portfolio of 61 securities in the amount of $5.3 million on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during the most recent quarter to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of the securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to the declining markets accountable for the balance of the other than temporary impairment charges. 77% or $6.1 million of the portfolio is collateralized by adjustable rate whole loans, 4.6% or $365,000 is collateralized by Alternative A-paper (Alt-A) mortgages, with remainder of the securities collateralized by the home equity lines of credit and other receivables. For the overall portfolio of the securities, the Company’s exposure to the declining real estate markets such as California and Florida is approximately 39%. Consequently, an other-than- temporary impairment charge was deemed to be warranted as of June 30, 2009. Of the recorded charge, a total of $3.1 million was concluded to be credit related and recognized currently in earnings and $2.3 million was concluded to be attributable to other factors and recognized in other comprehensive income.

As of January 1, 2009, as a result of adoption of FSP SFAS 115-2 and SFAS 124-2, $1.1 million of the other-than-temporary impairment loss was deemed to be attributable to other factors and reclassified from beginning retained earnings to accumulated other comprehensive income at January 1, 2009. The Company also recognized a reduction to our deferred tax valuation allowance of $390,000.

With respect to the remainder of the securities in the non-agency MBS portfolio, there were no unrealized losses in the category of 12 months or longer in any of the Company’s investments and the gross unrealized loss in the category of less than 12 months was $974,000 and consisted of 19 securities issued by non-agency issuers with the book value of $3.0 million of the total portfolio of MBS available for sale of $56.9 million. In the portfolio of unrealized losses, 14 of the securities with the aggregate decline of $761,000 are at least “AA” rated by at least one nationally recognized rating agency. Remaining securities in the portfolio are “B” rated by at least one nationally recognized rating agency. As of June 30, 2009, with the exception of 61 securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$2,000	$2,068	$—	$—
Due after one through five years	1,165	1,166	—	—
Due after five through ten years	47,662	47,382	—	—
Due after ten years	79,429	78,808	2,000	1,967

Total	$130,256	$129,424	$2,000	$1,967

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2009	September 30, 2008
	(Dollars in Thousands)
One-to-four family residential	$199,176	$191,344
Multi-family residential	2,599	2,801
Commercial real estate	20,516	20,518
Construction and land development	37,887	42,634
Commercial business	1,598	465
Consumer	694	739

Total loans	262,470	258,501

Undisbursed portion of loans-in-process	(7,996)	(13,515)
Deferred loan costs, net	643	574
Allowance for loan losses	(2,502)	(1,591)

Net	$252,615	$243,969

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended June 30,
	2009	2008
	(Dollars in Thousands)

Balance, beginning of period	$1,591	$1,011
Provision for loan losses	1,173	262
Charge-offs	(262)	(503)
Recoveries	—	—

Balance, end of period	$2,502	$770

The Company established a provision for loan losses of $810,000 for the quarter ended June 30, 2009 and $1.2 million for the nine month period ended June 30, 2009 as compared to $112,000 and $262,000 for the comparable periods in 2008. The largest factor in the increase of the loan loss provision for the 2009 periods related to a $294,000 specific reserve established in the third quarter of fiscal 2009 on a $1.0 million construction loan for a 17 unit townhouse project in Philadelphia. Although the loan is performing according to contractual terms and the project is substantially complete, the loan balance exceeds the current market value of the collateral securing the loan. In addition, sales of the townhouses in the project have been much slower than initially anticipated. Furthermore, due to the decline in market values and slower than anticipated sales, three construction loans with unpaid principal balances totaling $5.9 million were internally downgraded to substandard status from a special mention category necessitating an increase in our loan loss reserve. These three loans were, however, performing in accordance with their contractual terms as of June 30, 2009. At June 30, 2009, the Company’s non-performing assets totaled $6.1 million or 1.2% of total assets as compared to $5.5 million at September 30, 2008. At June 30, 2009, non-performing assets consisted of one construction loan totaling $640,000, eight one-to four-family residential mortgage loans totaling $980,000 and three real estate owned (“REO”) properties totaling $4.4 million. The largest REO was a construction loan for a condominium project in which another bank acted as the lead lender. The lead lender took possession of the property in March 2009. The Company’s REO balance for the property is $2.8 million. The allowance for loan losses totaled $2.5 million, or 1.0% of total loans and 154.4% of non-performing loans at June 30, 2009. At September 30, 2008 the allowance for loan losses totaled $1.6 million, or 0.6% of total loans and 39.0% of non-performing loans.

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

As of June 30, 2009 and September 30, 2008, the recorded investment in loans that are considered to be impaired was as follows:

	June 30,	September 30,
	2009	2008
	(Dollars in thousands)
Impaired colateral-dependent loans with related allowance	$1,639	$3,640
Impaired colateral-dependent loans with no related allowance	$—	$—

Other data for impaired loans as of June 30, 2009 and 2008 is as follow:

	For the Nine Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Average impaired loans	$3,678	$2,022
Interest income recognized on impaired loans	$54	$—

5.	DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2009		September 30, 2008

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$74,639	17.3%	$66,484	17.6%
NOW accounts	28,640	6.6	27,335	7.3
Passbook, club and statement savings	65,441	15.1	67,921	18.0
Certificates maturing in six months or less	127,292	29.5	93,141	24.7
Certificates maturing in more than six months	136,205	31.5	121,949	32.4

Total	$432,217	100.0%	$376,830	100.0%

At June 30, 2009 and September 30, 2008, the weighted average rate paid on deposits was 2.63% and 3.34%, respectively.

Certificates $100,000 and over totaled $92.0 million as of June 30, 2009 and $66.7 million as of September 30, 2008.

6.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30, 2009	September 30, 2008 (As restated, See Note 10)
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$779	$356
Deposit premium	179	216
Allowance for loan losses	896	594
Real estate owned expenses	178	99
Nonaccrual interest	12	21
Accrued vacation	45	34
Capital loss carryforward	1,873	1,873
Impairment loss	1,286	247
Split dollar life insurance	122	—
Post-retirement benefits	198	200
Employee benefit plans	203	110
Total deferred tax assets	5,771	3,750
Valuation allowance	(2,734)	(1,991)
Total deferred tax assets, net of valuation allowance	3,037	1,759

Deferred tax liabilities:
Property	477	467
Mortgage servicing rights	4	6
Deferred loan fees	218	195
Total deferred tax liabilities	699	668

Net deferred tax asset	$2,338	$1,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the mutual fund sale and impairment charge on certain non-agency mortgage-backed securities are considered capital losses and can only be utilized to the extent of realized capital gains over a five year period subsequent to the year in which the capital loss occurred, resulting in the establishment of a valuation allowance in the amount of $2.7 million for the carryforward period.

The Company accounts for income taxes in accordance with SFAS 109, Accounting For Income Taxes, and FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Consolidated Statement of Operations. As of June 30, 2009, the Internal Revenue Service is in the process of an audit of the Company’s tax returns for the year ended September 30, 2007. No findings have been communicated to the Company. The Company’s federal and state income tax returns for taxable years through September 30, 2005 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.	STOCK COMPENSATION PLANS

The Company accounts for its share-based compensation in accordance with SFAS No. 123R (revised 2004), Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost using the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

In December 2008, the shareholders of the Company approved the adoption of the 2008 Recognition and Retention Plan (“RRP”). A committee of the Board of Directors of the Company administers the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases are expected to be made by the RRP Trust under this plan. During January 2009, grants covering 173,228 shares were awarded as part of the RRP. The remaining shares in the RRP Trust will be available for future awards. Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years. As of June 30, 2009, no awards had become fully or partially vested and no shares were forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date. During the three and nine months ended June 30, 2009, approximately $97,000 and $184,000, respectively, was recognized in compensation expense for the RRP. Tax benefits of $33,000 and $63,000, respectively, were recognized during the three and nine months ended June 30, 2009. There was no compensation expense recognized related to the RRP during the comparable periods in 2008. At June 30, 2009, approximately $1.7 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2009 is presented in the following table:

	Nine Months Ended June 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	—	$—
Issued	173,228	11.17
Vested	—	—
Nonvested stock awards at the end of the period	173,228	$11.17

In December 2008, the shareholders of the Company also approved the adoption of the 2008 Stock Option Plan. The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan. There were 315,194 incentive stock options and 113,072 non-qualified stock options awarded during January 2009. As of June 30, 2009, no options were vested or had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of June 30, 2009 and changes during the nine month period ended June 30, 2009 are presented below:

Nine Months Ended June 30, 2009
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	$—
Granted	428,266	11.17
Exercised	—	—
Forfeited	—	—
Outstanding at the end of the period	428,266	$11.17
Exercisable at the end of the period	—	$—

The weighted average remaining contractual term was approximately 9.5 years for options outstanding as of June 30, 2009. No options were exercisable as of June 30, 2009.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes pricing model with the following weighted average assumptions used:

June 30, 2009
Dividend yield	1.79%
Expected volatility	27.94%
Risk-free interest rate	1.96%
Expected life of options	6.5 years

During the three and nine months ended June 30, 2009, $59,000 and $115,000, respectively, was recognized in compensation expense for the Stock Option Plan. Tax benefits of $5,000 and $10,000, respectively, were recognized during the three and nine months ended June 30, 2009. There was no compensation expense recognized related to the Stock Option Plan during the comparable periods in 2008. At June 30, 2009, approximately $1.1 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.5 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2009, the Company had $10.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 6.75%. At September 30, 2008, the Company had $18.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 8.50%.

The Company also had commitments under unused lines of credit of $7.0 million and $5.9 million at June 30, 2009 and September 30, 2008, respectively, and letters of credit outstanding of $95,000 at both June 30, 2009 and September 30, 2008.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2009, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	June 30,		September 30,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$16,174	$16,174	$9,454	$9,454
Investment and mortgage-backed securities held to maturity	166,346	166,447	163,303	160,552
Investment securities and mortgage-backed securities available for sale	56,926	56,926	55,106	55,106
Loans receivable, net	252,615	256,203	243,969	244,772
Accrued interest receivable:
Loans receivable	1,335	1,335	1,291	1,291
Mortgage-backed securities	384	384	393	393
Investment securities	1,623	1,623	1,493	1,493
Federal Home Loan Bank stock	3,545	3,545	2,620	2,620

Liabilities:
NOW accounts	28,640	28,640	27,335	27,335
Money market deposit accounts	74,639	74,639	66,484	66,484
Passbook, club and statement savings accounts	65,441	65,441	67,921	67,921
Certificates of deposit	263,497	269,590	215,090	217,290
Advances from Federal Home Loan Bank	19,670	20,408	31,701	32,233
Accrued interest payable	3,100	3,100	3,471	3,471

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

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

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

Accrued Interest Payable – For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and September 30, 2008, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157, for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS No. 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s financial condition or results of operations.

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

Those assets which will continue to be measured at fair value on a recurring basis as of June 30, 2009 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$48,959	$—	$48,959
Non-agency mortgage-backed securities	—	7,868	83	7,951
FNMA and FHLMC preferred stock	16	—	—	16
Total	$16	$56,827	$83	$56,926

As a result of general market conditions and the illiquidity in the market for certain non-agency mortgage-backed securities, management deemed it necessary to classify certain securities as Level 3. These securities were priced by a third party specialist utilizing recent prices for similar securities as inputs in the standard discounted cash flow model, adjusted for assumptions unobservable in the market.

The following provides details of the fair value measurement activity for Level 3 of the three months ended June 30, 2009:

Measurements Using Significant Unobservable Inputs (Level 3)
Non-agency mortgage- backed securities
(Dollars in Thousands)

Balance, April 1, 2009:	$882
Total losses, realized/unrealized
Included in earnings	(18)
Included in accumulated other comprehensive loss	49
Purchases, maturities, prepayments and calls, net	(49)
Transfers from Level 3, net	(781)
Total	$83

The following provides details of the fair value measurement activity for Level 3 of the nine months ended June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Non agency mortgage-backed securities
(Dollars in Thousands)

Balance, October 1, 2008:	$384
Total losses, realized/unrealized
Included in earnings	(252)
Included in accumulated other comprehensive loss	24
Purchases, maturities, prepayments and calls, net	(115)
Transfers into Level 3, net	42
Total	$83

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and loans or bank properties transferred into real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $1.6 million at June 30, 2009. The collateral underlying these loans had a fair value of $797,000, resulting in specific reserves in the allowance for loan losses of $842,000.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At June 30, 2009 these assets were valued in accordance with GAAP and do not require fair value disclosure under the provision of SFAS No. 157.

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$797	$—	$—	$797
Real estate owned	1,302	—	1,302	—
Total	$2,099	$—	$1,302	$797

($ in thousands)	Impaired Loans
Balance at October 1, 2008	$3,111
Total net writedowns	(54)
Net transfers out of Level 3	(2,260)
Balance at June 30, 2009	$797
Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$—

10.	FINANCIAL STATEMENT RESTATEMENT

The Company provides certain medical and life insurance benefits for a limited number of retired officers, directors, and their spouses. Historically, the Company has recognized expenses associated with these arrangements as applicable premiums were paid for these benefits.

Subsequent to the issuance of the Company’s 2008 Annual Report on Form 10-K, the Company identified an error in the accounting for these arrangements. The Company determined that the arrangements are “in substance” individual contracts to be accounted for under APB 12. Under APB 12, a liability should be established representing the present value of the future payments to be made under these contracts.

The Company has restated the accompanying consolidated financial statements as of September 30, 2008 and for the three and nine months ended June 30, 2008 from amounts previously reported to correct the error through the establishment of an appropriate APB 12 liability.

The following is a summary of the effects of the restatement on (i) Company’s consolidated statement of financial condition at September 30, 2008, (ii) the Company’s consolidated statements of operations for the three and nine months ended June 30, 2008 and (iii) the Company’s consolidated statement of cash flows for the nine months ended June 30, 2008.

	September 30, 2008
	As Previously Reported	Adjustment	As Restated
STATEMENT OF FINANCIAL CONDITION	(Dollars in thousands)
Deferred income taxes - net	$891	$200	$1,091
Total assets	489,337	200	489,537
Accounts payable and accrued expenses	6,581	588	7,169
Total liabilities	420,462	588	421,050
Retained earnings	37,676	(388)	37,288
Total stockholders’ equity	68,875	(388)	68,487
Total liabilities and stockholders’ equity	489,337	200	489,537

	Three months ended June 30, 2008
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations	(Dollars in thousands)
Salaries and employee benefits	$1,115	$(6)	$1,109
Total non-interest expense	1,913	(6)	1,907
Loss before taxes	(2,861)	6	(2,855)
Deferred tax espense	364	2	366
Total income tax expense	703	2	705
Net loss	(3,564)	4	(3,560)

	Nine months ended June 30, 2008
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations	(Dollars in thousands)
Salaries and employee benefits	$3,426	$(17)	$3,409
Total non-interest expense	6,438	(17)	6,421
Loss before taxes	(3,029)	17	(3,012)
Deferred tax expense	8	6	14
Total income tax expense	607	6	613
Net loss	(3,636)	11	(3,625)

	Nine months ended June 30, 2008
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows	(Dollars in thousands)
Net loss	(3,636)	11	(3,625)
Deferred income tax expense	8	6	14
Changes in accounts payable and accrued expenses	(286)	(17)	(303)

The Company plans to restate its fiscal 2008 and 2007 consolidated financial statements when filing its Form 10-K for the year ended September 30, 2009. The effects of the restatement will increase the Company’s results of operations by $15,000 and $11,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

11.	SUBSEQUENT EVENTS

The Company assessed events that occurred subsequent to June 30, 2009 through August 14, 2009 for potential recognition and disclosure in the consolidation financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 14, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statement included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K. The following discussion gives effect to the restatement discussed in Note 10, Financial Statement Restatement, of the notes to the unaudited consolidated financial statements.

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

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

Income Taxes. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Consolidated Statement of Operations. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

Fair Value Measurement. The Company adopted SFAS No. 157, Fair Value Measurements, on October 1, 2008 and FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, on September 30, 2008 and other related pronouncements. SFAS No. 157 establishes a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset” as amended by FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20,when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

Market Overview. The continued turbulence in the economy and the current financial crisis, which began in mid-2007, resulting in housing-related credit decline, combined with a capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. The severity of the downturn in the economic conditions deteriorated into a recession during 2008 which has continued through the first half of calendar 2009. One of the primary concerns for the Company is the slump in the housing market. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves. These declines in real estate market values has also been a factor in determining the necessity to increase our allowance for loan losses through increased loan loss provisions.

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

Despite the current market and economic conditions, the Company continues to maintain a strong capital position. The Company determined that it will not participate in the U.S. Department of the Treasury’s Capital Purchase Program, intended to provide capital to U.S. financial institutions through the purchase of preferred stock.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended June 30, 2009.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND SEPTEMBER 30, 2008

At June 30, 2009, the Company’s total assets were $514.7 million, an increase of $25.2 million from $489.5 million at September 30, 2008. The increase was primarily attributable to increases in cash and cash equivalents and the loan portfolio.

Total liabilities increased $39.1 million to $460.2 million at June 30, 2009 from $421.1 million at September 30, 2008. The increase was primarily due to a $55.4 million increase in deposits, mainly in certificates of deposit. The increase was partially offset by the repayment at maturity of FHLB advances which decreased by $12.0 million, from $31.7 million at September 30, 2008 to $19.7 million at June 30, 2009.

Stockholders’ equity decreased by $13.9 million to $54.6 million at June 30, 2009 as compared to $68.5 million at September 30, 2008 primarily as a result of the $9.2 million aggregate cost of repurchasing 738,000 treasury shares of Company common stock, the $2.5 million cost of purchasing 226,148 shares of common stock in the open market to fund the shareholder approved Recognition and Retention Plan, the declaration of quarterly cash dividends totaling $1.6 million and the net loss of $1.3 million for the nine months ended June 30, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

Net income. A net loss of $226,000 was recognized for the quarter ended June 30, 2009 as compared to a net loss of $3.6 million for the same period in 2008. For the nine months ended June 30, 2009, the Company recognized a net loss of $1.3 million compared to a net loss of $3.6 million for the comparable period in 2008. The net losses reported for both the three and nine months ended June 30, 2009 were primarily due to provisions for loan losses and other-than-temporary impairment (“OTTI”) charges related to certain of the non-agency mortgage-backed securities received in connection with the previously reported redemption in kind during the third quarter of fiscal 2008 of the Company’s investment in a mutual fund.

Net interest income. Net interest income increased $470,000 or 15.9% to $3.4 million for the three months ended June 30, 2009 as compared to $3.0 million for the same period in 2008. The increase reflected the effects of a $315,000 or 9.0% decrease in interest expense combined with a $155,000 or 2.4% increase in interest income. The decrease in interest expense resulted primarily from a 71 basis point decrease to 2.84% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the year, partially offset by a $54.0 million or 13.7% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the three months ended June 30, 2009, as compared to the same period in 2008. The increase in interest income resulted primarily from a $28.5 million or 6.2% increase in the average balance of interest-earning assets for the three months ended June 30, 2009, as compared to the same period in 2008, offset partially by a 20 basis point decline in the weighted average yield on interest-earning assets reflecting the effects of declines in market rates of interest in the 2009 period. The growth in interest-earning assets was concentrated in the growth of the loan portfolio, particularly one-to-four family residential loans.

For the nine months ended June 30, 2009, net interest income increased $2.2 million or 25.2% to $10.7 million as compared to $8.5 million for the same period in 2008. The increase reflected the effects of a $1.1 million or 9.8% decrease in interest expense combined with a $1.1 million or 5.4% increase in interest income. The decrease in interest expense resulted primarily from a 74 basis point decrease to 3.09% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the nine month period, partially offset by a $45.1 million or 11.6% increase in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the nine months ended June 30, 2009, as compared to the same period in 2008. The increase in interest income resulted primarily from a $26.4 million or 5.8% increase in the average balance of interest-earning assets for the nine months ended June 30, 2009, as compared to the same period in 2008.

For the quarter ended June 30, 2009, the net interest margin was 2.81%, as compared to 2.58% for the same period in 2008. For the nine months ended June 30, 2009, the net interest margin was 2.94%, as compared to 2.49% for the same period in 2008. The increase in the interest margin in both of the 2009 periods was primarily due to the large decrease in the average rates paid on interest-bearing liabilities reflecting declines in market rates of interest which were more rapidly reflected in the cost of funds due to a greater interest sensitivity of such liabilities.

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

	Three Months Ended June 30,
	2009			2008 (as restated - see Note 10)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$125,073	$1,479	4.73%	$162,801	$2,018	4.96%
Mortgage-backed securities	93,661	1,329	5.68	62,567	895	5.72
Loans receivable(1)	253,435	3,806	6.01	228,195	3,539	6.20
Other interest-earning assets (2)	16,235	6	0.15	6,354	13	0.82
Total interest-earning assets	488,404	6,620	5.42	459,917	6,465	5.62
Cash and non-interest-bearing balances	12,502			4,432
Other non-interest-earning assets	18,454			14,936
Total assets	$519,360			$479,285
Interest-bearing liabilities:
Savings accounts	$65,083	313	1.92	$66,353	443	2.67
Money market deposit and NOW accounts	98,892	410	1.66	94,316	627	2.66
Certificates of deposit	263,173	2,247	3.42	208,196	2,175	4.18
Total deposits	427,148	2,970	2.78	368,865	3,245	3.52
Advances from Federal Home Loan Bank	19,673	216	4.39	24,001	256	4.27
Advances from borrowers for taxes and insurance	1,661	2	0.48	1,577	2	0.51
Total interest-bearing liabilities	448,482	3,188	2.84	394,443	3,503	3.55
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,181			4,882
Other liabilities	6,484			5,419
Total liabilities	458,147			404,744
Stockholders’ equity	61,213			74,541
Total liabilities and stockholders’ equity	$519,360			$479,285
Net interest-earning assets	$39,922			$65,474
Net interest income; interest rate spread		$3,432	2.58%		$2,962	2.07%
Net interest margin(3)			2.81%			2.58%

Average interest-earning assets to average interest-bearing liabilities		108.90%			116.60%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Yield substantially decreased due to declining federal reserve overnight investment rates during the 2009 period as compared to the 2008 period.

(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended June 30,
	2009			2008 (as restated - see Note 10)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$124,396	$4,583	4.91%	$167,463	$6,427	5.12%
Mortgage-backed securities(1)	92,687	4,648	6.69	58,076	2,375	5.45
Loans receivable(2)	252,597	11,396	6.02	224,195	10,764	6.40
Other interest-earning assets(3)	13,896	125	1.20	7,476	125	2.23
Total interest-earning assets	483,576	20,752	5.72	457,210	19,691	5.74
Cash and non-interest-bearing balances	7,449			4,396
Other non-interest-earning assets	15,377			13,334
Total assets	$506,402			$474,940
Interest-bearing liabilities:
Savings accounts	$64,937	1,186	2.44	$66,788	1,219	2.43
Money market deposit and NOW accounts	95,054	1,552	2.18	92,312	2,175	3.14
Certificates of deposit	242,752	6,589	3.62	202,105	6,820	4.50
Total deposits	402,743	9,327	3.09	361,205	10,214	3.77
Advances from Federal Home Loan Bank	29,770	743	3.33	26,304	945	4.79
Advances from borrowers for taxes and insurance	1,733	6	0.46	1,620	6	0.49
Total interest-bearing liabilities	434,246	10,076	3.09	389,129	11,165	3.83
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,657			4,857
Other liabilities	3,890			3,282
Total liabilities	441,793			397,268
Stockholders’ equity	64,609			77,672
Total liabilities and stockholders’ equity	$506,402			$474,940
Net interest-earning assets	$49,330			$68,081
Net interest income; interest rate spread		$10,676	2.63%		$8,526	1.91%
Net interest margin(4)			2.94%			2.49%

Average interest-earning assets to average interest-bearing liabilities		111.36%			117.50%

(1)
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

(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(3)	Yield substantially decreased due to declining federal reserve overnight investment rates during the 2009 period as compared to the 2008 period.

(4)	Equals net interest income divided by average interest-earning assets.

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

The Company established a provision for loan losses of $810,000 for the quarter ended June 30, 2009 and $1.2 million for the nine month period ended June 30, 2009 as compared to $112,000 and $262,000 for the comparable periods in 2008. The largest factor in the increase of the loan loss provision for the 2009 periods was related to a $294,000 specific reserve established in the third quarter of fiscal 2009 on a $1.0 million construction loan for a 17 unit townhouse project in Philadelphia. Although the loan is performing according to contractual terms and the project is substantially complete, the loan balance exceeds the current market value of the collateral securing the loan. In addition, sales of the townhouses in the project have been much slower than initially anticipated. Furthermore, due to the decline in market values and slower than anticipated sales, three construction loans with unpaid principal balances totaling $5.9 million were internally downgraded to substandard status from special mention necessitating an increase in our loan loss reserve. These three loans were, however, performing in accordance with their contractual terms as of June 30, 2009. At June 30, 2009, the Company’s non-performing assets totaled $6.1 million or 1.2% of total assets as compared to $5.5 million at September 30, 2008. At June 30, 2009, non-performing assets consisted of one construction loan totaling $640,000, eight one-to four-family residential mortgage loans totaling $980,000 and three real estate owned (“REO”) properties totaling $4.4 million. The largest REO was a construction loan for a condominium project in which another bank acted as the lead lender. The lead lender took possession of the property in March 2009. The Company’s REO balance for the property is $2.8 million. The allowance for loan losses totaled $2.5 million, or 1.0% of total loans and 154.4% of non-performing loans.

Non-interest income (loss). Non-interest loss amounted to $55,000 and $2.4 million for the three and nine month periods ended June 30, 2009, respectively, compared with losses of $3.8 million and $4.9 million for the same periods in 2008. The losses experienced in all the periods were primarily due to OTTI charges arising from the Company’s investment and subsequent redemption in kind of such investment in a mutual fund. The decline in loss between the 2008 and 2009 periods reflected the decline in the amount of the OTTI charge from $4.0 million and $5.5 million for the three and nine month periods ended June 30, 2008, respectively, to $256,000 and $3.1 million during the three and nine month periods ended June 30, 2009 related to the non-agency mortgage-backed securities acquired as part of the June 2008 redemption in kind of the investment in the mutual fund.

Non-interest expenses. For the quarter and nine months ended June 30, 2009, non-interest expense increased $875,000 and $1.5 million, respectively, compared to the same periods in the prior year. The increase for the three month period was primarily due to an increase in deposit insurance premiums of $457,000 in the excess of the comparable period in 2008, as a result of the implementation of a new fee structure combined with a special assessment implemented by the FDIC which was required to be accrued as of June 30, 2009. Also contributing to the increase were increases in professional services expenses as the 2008 third quarter results included the effect of reimbursements from an insurance carrier which were not applicable to the 2009 period. The increase for the nine month period was primarily due to an increase in deposit insurance premiums of $732,000 in the excess of the comparable period in 2008, due to the new fee structure as well as the special assessment. Also contributing to the increase was a $186,000 writedown associated with an REO property incurred during the second fiscal quarter of 2009 combined with increases in professional services.

Income tax expense. The Company recorded income tax expense for the quarter and nine months ended June 30, 2009 of $11,000 and $419,000, respectively, compared to $705,000 and $613,000, respectively, for the quarter and nine months ended June 30, 2008. Income tax expense was recognized even though the company experienced losses before taxes because the losses were primarily due to capital losses which can only be used to offset capital gains. Tax expense was recorded in the 2009 and 2008 periods and was not fully impacted by the capital losses incurred in connection with the writedown of certain of the mortgage-backed securities received in the redemption of the mutual fund. A valuation allowance was recorded against the deferred tax asset as capital losses are only deductible to the extent of capital gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2009, our cash and cash equivalents amounted to $16.2 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $56.9 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2009, the Company had $10.1 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $7.0 million and letters of credit outstanding of $95,000 at June 30, 2009. Certificates of deposit at June 30, 2009 maturing in one year or less totaled $184.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been modest. At June 30, 2009, we had $19.7 million in outstanding FHLB advances and had the ability to obtain an additional $256.1 million in FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company and Bank’s regulatory capital ratios as of June 30, 2009 and September 30, 2008 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009:
Tier 1 capital (to average assets)
The Company	10.80%	4.0%	N/A
The Bank	9.83%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	24.33%	4.0%	N/A
The Bank	22.14%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	25.41%	8.0%	N/A
The Bank	23.22%	8.0%	10.0%

September 30, 2008 (as revised see Note 10):
Tier 1 capital (to average assets)
The Company	14.49%	4.0%	N/A
The Bank	13.14%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	31.20%	4.0%	N/A
The Bank	28.74%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	31.92%	8.0%	N/A
The Bank	29.46%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.9% to 31.4%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 67.0%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)

Interest-earning assets(1):
Investment and moortgage-backed securities(2)	$12,901	$22,329	$27,423	$14,049	$148,861	$225,563
Loans receivable(3)	27,908	61,492	73,376	40,850	50,848	254,474
Other interest-earning assets	14,555	—	—	—	—	14,555
Total interest-earning assets	$55,364	$83,821	$100,799	$54,899	$199,709	$494,592

Interest-bearing liabilities:
Savings accounts	$484	$51	$39,365	$13,122	$13,122	$66,144
Money market deposit and NOW accounts	—	37,320	52,422	5,034	5,034	99,810
Certificates of deposits	66,477	117,904	53,961	25,155	—	263,497
Advances from Federal Home Loan Bank	25	6,075	13,203	27	340	19,670
Advances from borrowers for taxes and insurance	1,919	—	—	—	—	1,919
Total interest-bearing liabilities	$68,905	$161,350	$158,951	$43,338	$18,496	$451,040

Interest-earning assets less interest-bearing liabilities	($13,541)	($77,529)	($58,152)	$11,561	$181,213	$43,552

Cumulative interest-rate sensitivity gap (4)	($13,541)	($91,070)	($149,222)	($137,661)	$43,552

Cumulative interest-rate gap as a percentage of total assets at June 30, 2009	-2.63%	-17.69%	-28.99%	-26.74%	8.46%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2009	80.35%	60.45%	61.66%	68.17%	109.66%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)					NPV as % of Portfolio Value of Assets
	Net Portfolio Value

	Amount	$ Change	% Change		NPV Ratio	Change

	(Dollars in Thousands)

300	$3,441	$(52,559)	(93.86	) %	0.77%	(10.07)%
200	19,005	(36,995)	(66.06	) %	4.06%	(6.78)%
100	36,816	(19,184)	(34.26	) %	7.49%	(3.35)%
Static	56,000	—	—		10.84%	—
(100)	63,559	7,559	13.50%		11.98%	1.14%
(200)	64,088	8,088	14.44%		11.96%	1.12%
(300)	67,616	11,616	20.74%		12.49%	1.65%

At June 30, 2009, the Company’s NPV was $56.0 million or 10.84% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $19.0 million or 4.06% of the market value of assets. The change in the NPV ratio or Company’s sensitivity measure was a decline of 678 basis points.

At March 31, 2009, the Company’s NPV was $71.1 million or 13.63% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $38.2 million or 8.01% of the market value of assets. The change in the NPV ratio or Company’s sensitivity measure was a decline of 562 basis points.

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

We evaluated the impact of the requirement to restate our financials discussed in Note 10 of the unaudited consolidated financial statements on the effectiveness of our disclosure controls and procedures. Management concluded that it did not have a material impact on our internal controls over financial reporting.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

No material changes in the matters previously disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 has occurred.

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

Item 1A. Risk Factors

There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2009	—	$—	—	198,000
May 1 – May 31, 2009 (2)	438,000	12.48	178,000	20,000
June 1 - June 30, 2009 (2)	300,000	12.35	—	20,000

Total	738,000	$12.43	178,000	20,000

(1)
On January 21, 2009, the Company announced its seventh stock repurchase program to repurchase up to 198,000 shares of the Company’s common stock, or approximately 5% of the Company’s common stock held by shareholders other than the MHC.

(2)	Such shares purchased in private transaction other than pursuant to the publicly announced repurchase program.

          The MHC’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2009	4,500	$11.55	4,500	161,348
May 1 – May 31, 2009	134,000	12.45	134,000	27,348
June 1 - June 30, 2009	—	—	—	27,348

Total	138,500	$12.42	138,500	27,348

(1)
On January 21, 2009, the MHC announced its second stock purchase plan to purchase up to 198,000 shares of the Company’s common stock, or approximately 5% of the Company’s common stock held by shareholders other than the MHC.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: August 14, 2009	By: /s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

Date: August 14, 2009	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer