Form 10-K
period 2009-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2009-12-23
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2009

-or-

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-51214

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	68-0593604 (IRS Employer Identification No.)

1834 OREGON AVENUE	19145
PHILADELPHIA, PENNSYLVANIA	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number: (including area code) (215) 755-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has  submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $11.77 on March 31, 2009, the last business day of the Registrant’s second quarter was $35.1 million (11,069,866 shares outstanding less 8.0 million shares held by affiliates at $11.77 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 18, 2009 there were 10,331,866 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

Prudential Bancorp, Inc. of Pennsylvania and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2009

PART I

Item 1. Business

General

Our Company, Prudential Bancorp, Inc. of Pennsylvania (the “Company” or “Prudential Bancorp”), is a Pennsylvania corporation which was organized as a mid-tier holding company for our bank, Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the “Bank” or “Prudential Savings Bank”). Our Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2009, the Company, on a consolidated basis, had total assets of approximately $514.8 million, total deposits of approximately $432.4 million, and total stockholders’ equity of approximately $55.9 million.

The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in March 2005. Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. As of September 30, 2009, Prudential Mutual Holding Company owns 70.7% (7,304,914 shares) of the Company’s outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

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

In November 2009, the Boards of Directors of the Company, the Bank and Prudential Mutual Holding Company adopted a Plan of Reorganization whereby the Company and Prudential Mutual Holding Company would convert their charters from Pennsylvania chartered corporations to federally charted corporations. The Bank will retain its Pennsylvania savings bank charter. The Plan of Reorganization is subject to the receipt of shareholder and regulatory approval. The proposal will be voted upon at the next Annual Meeting of Shareholders expected to be held on February 8, 2010. Following the reorganization, the Bank intends to make an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a savings association and to have the Company and Prudential Mutual Holding Company register as savings and loan holding companies with the Office of Thrift Supervision. The Plan of Reorganization was adopted in order to enable Prudential Mutual Holding Company after it converts to a federal charter to waive its receipt of cash dividends, thereby avoiding double taxation of the dividends, and to facilitate a possible second-step conversion at some time in the next several years, which is an integral part of the Company’s long-term strategic plan.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans in our market area. Traditionally, our Bank focused on originating long-term single-family residential mortgage loans for portfolio. In recent years, we have substantially increased our involvement in construction and land development lending. Such loans typically have higher yields as compared to single-family residential mortgage loans and have adjustable rates of interest and/or shorter terms to maturity. As a result of such emphasis, our construction and land development loans grew from $52.1 million or 25.9% of the total loan portfolio at September 30, 2005 to $82.8 million or 32.3% of our total loan portfolio at September 30, 2006. However 2007 through 2009 saw a decline in our construction and land development loans to $36.8 million, or 13.9% of total loans at September 30, 2009 due to market conditions. If there is improvement in the real estate market, our involvement in such lending may increase in the future. See Asset Quality section.

The investment and mortgage-backed securities portfolio has decreased modestly over the last several years from $227.2 million at September 30, 2007 to $222.5 million at September 30, 2009. A significant portion of our investment securities consist of debt and mortgage-backed securities with Government Sponsored Enterprises (“GSEs”) or with U.S. government agencies. At September 30, 2009, our $222.5 million of investment and mortgage-backed securities had an aggregate gross unrealized loss of $3.3 million due primarily to turbulence in the mortgage industry.

In addition to offering loans and deposits we also offer, on an agency basis, securities and insurance products to our customers through an affiliation with a third-party broker-dealer.

At September 30, 2009, our total non-performing assets amounted to $5.6 million, or 1.1% of total assets. At September 30, 2009, non-performing assets consisted of two commercial real estate loans totaling $491,000, one construction loan totaling $640,000, ten one-to four-family residential mortgage loans totaling $852,000 and three real estate owned (“REO”) properties totaling $3.6 million. Non-performing assets have increased from a low point in 2006 of $151,000, or .03% of total assets as there has been deterioration of the real estate market in the Philadelphia area since that time. Loan charge-offs were $262,000 and $504,000 for fiscal years ended 2009 and 2008 respectively. The charge-offs in the 2009 period represented declines in the market value of the real estate owned properties as they were transferred from the construction loan portfolio. We recorded provision expense of $1.4 million during fiscal 2009 based on management’s evaluation of the loan portfolio. At September 30, 2009, the ratio of our allowance for loan losses to non-performing loans was 137.8% increasing from 39.4% at September 30, 2008. See Asset Quality section.

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

During 2008 and 2009, the Philadelphia area has been affected by the downturn in the national economy. Manufacturers and retailers reported declines. Overall credit quality on bank loans deteriorated and residential real estate sales, construction activity, and commercial real estate investment declined. This deterioration in the local economy  had a negative impact on our loan portfolio which resulted in our decision to increase the allowance for loan losses. See Asset Quality section.

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

Lending Activities

General.  At September 30, 2009, our net loan portfolio totaled $256.7 million or 49.9% of total assets. Historically, our principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family” homes secured by properties located in our market area. While we have been making construction loans to developers and homebuilders for more than 25 years, we substantially increased our construction and land development lending activities from fiscal 2000 to 2006, however at September 30, 2009, such loans had decreased from 2006 levels. We also originate, to a lesser degree, multi-family and commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans. Since the 2006 period, our one-to four-family residential loans increased while the construction loan portfolio decreased as market conditions became less favorable for construction lending.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)

Real estate loans:
One- to four-family residential(1)	$201,396	75.98%	$191,344	74.02%	$159,945	67.85%	$155,454	60.69%	$135,394	67.22%
Multi-family residential	4,178	1.58%	2,801	1.08%	4,362	1.85%	5,074	1.98%	2,541	1.26%
Commercial real estate	19,907	7.51%	20,518	7.94%	18,019	7.64%	11,339	4.42%	9,875	4.90%
Construction and land development	36,764	13.87%	42,634	16.49%	52,429	22.24%	82,800	32.33%	52,093	25.86%
Total real estate loans	262,245	98.94%	257,297	99.53%	234,755	99.58%	254,667	99.42%	199,903	99.24%
Commercial business	2,232	0.84%	465	0.18%	155	0.07%	234	0.09%	188	0.09%
Consumer	586	0.22%	739	0.29%	832	0.35%	1,239	0.49%	1,347	0.67%
Total loans	265,063	100.00%	258,501	100.00%	235,742	100.00%	256,140	100.00%	201,438	100.00%
Less:
Undisbursed portion of loans in process	6,281		13,515		15,897		36,257		25,824
Deferred loan fees	(644)		(574)		(315)		(153)		(35)
Allowance for loan losses	2,732		1,591		1,011		618		558
Net loans	$256,694		$243,969		$219,149		$219,418		$175,091

(1)	Includes home equity loans and lines of credit of $12.6 million and $9.4 million, respectively, as of September 30, 2009.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of September 30, 2009, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2009 in:
One year or less	$3,437	$-	$257	$31,860	$271	$87	$35,912
After one year through two years	3,700	-	1,919	1,927	76	92	7,714
After two years through three years	2,031	21	491	-	-	60	2,603
After three years through five years	10,607	267	936	2,977	160	234	15,181
After five years through ten years	38,464	1,575	14,264	-	727	82	55,112
After ten years through fifteen years	95,514	2,267	1,827	-	856	31	100,495
After fifteen years	47,643	48	213	-	142	-	48,046
Total	$201,396	$4,178	$19,907	$36,764	$2,232	$586	$265,063

The following table shows the dollar amount of all loans due after one year from September 30, 2009, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$186,380	$11,579	$197,959
Multi-family residential	4,178	-	4,178
Commercial real estate	17,499	2,151	19,650
Construction and land development	500	4,403	4,903
Commercial business	1,886	76	1,962
Consumer	449	50	499
Total	$210,892	$18,259	$229,151

(1)	Includes home equity loans and lines of credit.

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

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by our board of directors. The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this Annual Report on Form 10-K by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both September 30, 2009 and September 30, 2008, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  Prudential Savings Bank does not originate subprime loans.

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

We have sold participation interests in construction and land development loans originated by us to other institutions in our market area. In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family loans originated which had interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. At September 30, 2009, our recourse exposure was approximately $64,000. When we have sold participation interests, it has been done without recourse. We generally have sold participation interests in loans only when a loan would exceed our loan-to-one borrower limits. With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.

As part of our loan policy, we are permitted to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and reserve for loan losses. At September 30, 2009, the Bank’s loans to one borrower limit pursuant to our loan policy was approximately $8.2 million. At September 30, 2009, our three largest loans to one borrowers and related entities amounted to $8.3 million, $8.0 million, and $7.7 million. All of such loans were performing in accordance with their terms and primarily consist of loans to fund single-family residential condominium construction projects. A policy exception was made related to the largest borrower as of September 30, 2009. The exposure to the largest borrower has been reduced to $8.0 million which is within our policy limit as of November 30, 2009. For more information on such loans, see “Construction and Land Development Lending”.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2009	2008
	(In Thousands)
Loan originations:
One- to four-family residential	$46,296	$51,289
Multi-family residential	459	-
Commercial real estate	1,855	3,124
Construction and land development	15,399	15,933
Commercial business	4,551	5,464
Consumer	493	773
Total loan originations	69,053	76,583
Loans purchased	-	-
Total loans originated & acquired	69,053	76,583
Loans sold	-	-
Loans transferred to real estate owned	3,142	1,651
Loan principal repayments	51,868	49,281
Total loans sold and principal repayments	55,010	50,932
(Decrease) or increase due to other items, net (1)	(1,318)	(831)
Net increase in loan portfolio	$12,725	$24,820

(1)
Other items consist of loans in process, deferred fees and the allowance for loan losses. The 2009 balance consisted primarily of the $1.4 million loan loss provision offset by an $85,000 amortization of deferred loan fee income. The 2008 balance consisted primarily of the $1.1 million loan loss provision offset by a $253,000 amortization of deferred loan fee income.

One- to Four-Family Residential Mortgage Lending.  Our primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in our market area. Our single-family residential mortgage loans are obtained through our lending department and branch personnel and through correspondents. The balance of such loans increased from $135.4 million, or 67.2% of total loans at September 30, 2005 to $201.4 million, or 76.0% of total loans at September 30, 2009.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. Applications for one- to four-family residential mortgage loans are accepted only at our main office. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program. We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years. We also offer adjustable rate mortgage (“ARM”) and balloon loans, which are structured as short-term fixed-rate loans followed by a final payment of the full amount of the principal due at the maturity date. However, due to local market conditions, our originations of such loans have been limited in recent years. At September 30, 2009, $11.1 million, or 6.2%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $12.6 million and $9.4 million, respectively, at September 30, 2009. The unused portion of home equity lines was $4.9 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been recent decline in some collateral values, our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending. We have been an active originator of construction and land development loans for more than 25 years. Our construction loan efforts in recent years have been a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates. However, since 2006, our construction loan portfolio has decreased as market conditions made these loans less desirable due to a weakening of the real estate market which has caused slower sales and reduced housing prices in certain instances. We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects. Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties. At September 30, 2009, our construction and loan development loans amounted to $36.8 million, or 13.9% of our total loan portfolio. This amount includes $6.3 million of undisbursed loans in process (of which $871,000 relates to participation interests we have sold). Our construction loan portfolio has decreased substantially since September 30, 2006 when construction loans amounted to $82.8 million or 32.3% of our total loan portfolio.

A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of condominium projects, single-family homes and small to medium-sized residential subdivisions. Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. One or two six-month extensions may be provided for at our option and upon payment of a fee by the borrower. These extensions are used as an incentive to the borrower to finish the project in a rapid manner in order to avoid additional fees. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and our policies do not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk of the Company not being aware of deterioration in the borrowers’ financial condition. In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on a regular basis. Additionally, constructions loans are reviewed at least quarterly via a third party loan review. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a predetermined number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Our construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of our construction loans are secured by properties located in Philadelphia and Chester Counties, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia. In addition, we have sold participation interests in a number of our larger construction projects, generally retaining at least a 25% interest. Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of our five largest construction loans.

Our largest construction and development loan is a $20.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer. We sold participation interests totaling $17.5 million to five other local financial institutions in connection with the closing of the loan in late 2004 and in subsequent years. We also received additional collateral from the borrower consisting of condominium units in another project with an estimated value of $4.6 million at the time such collateral was pledged. The project involves the conversion of an existing building into a mixed-use building which will contain, when completed, loft condominiums above one floor of retail space. This loan covers the first phase of the project, representing 133 units. The project also involves the construction of both indoor and outdoor parking lots. The loan has a 36-month term with payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime rate plus 1% with a floor of 5.0% with certain provisions for extensions. The Bank’s outstanding loan balance (with respect to its interest) at September 30, 2009 was approximately $1.2 million with the total loan balance at such date amounting to approximately $9.8 million. In July 2006, we extended an additional loan of $9.0 million for the second phase of the project. The new loan terms call for payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime rate plus 1% with a floor of 5.0%. During 2006, we sold participation interests related to the additional loan totaling $5.7 million to three other local financial institutions. The Bank’s outstanding loan balance (with respect to its interest) at September 30, 2009 was approximately $1.6 million with the total loan balance at such date amounting to approximately $4.4 million. As of September 30, 2009, construction work had been completed and the loan maturity had expired, although the borrowers are making interest payments on a monthly basis. There are 49 units remaining as part of the construction loans. All the unsold units are being used as rental properties as a means of paying down the construction loans during a period when sales have slowed due to current market conditions. Based on the slower than originally anticipated sales and time elapsed since the original maturity date, the loan has been classified as “substandard”. No additional specific reserves are deemed necessary as recent appraisals of the collateral exceed the loan balance. During October 2009, the loan was modified to an amortizing multi-family mortgage loan with interest only payments for the first 12 months of the loan and principal and interest payments due thereafter until the new loan maturity of October 2013. There was no impact on the expected cash flows as a result of this modification.

In October 2005, we extended a $5.0 million loan, also for the conversion of an existing building located in Philadelphia into condominiums. The limited partnership is operated by a Philadelphia-based construction company. The project involves the conversion of the existing building into 34 loft condominium units with outside parking. The loan has a 24 month term with interest only due during the term and a floating interest rate indexed to the Wall Street Journal prime rate plus 1%. The loan has a floor of 5.0%. The loan agreement incorporates one six month extension upon the payment of a fee equal to .5% of the outstanding balance as of the date of the extension. The loan-to-value ratio at the date of origination was approximately 73%. The loan maturity was extended until April 2010. We retained the entire interest in the loan. As of September 30, 2009, the outstanding loan balance was approximately $4.5 million and there have been 12 units sold and two units under agreement of sale. Additionally, two units have been leased. Sales have been slowed due to current market conditions. The loan has been classified as “substandard” based on slower than originally anticipated sales and the time elapsed since the initial maturity date. The construction of the project is substantially completed. No additional specific reserves are deemed necessary as recent appraisals of the collateral exceeded the loan balance.

In June 2006 we extended a $4.0 million construction and land development loan to a local developer to convert an existing building into 13 condominium units with underground parking located in Philadelphia. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 1% and with a floor of 7.75%. The loan to value ratio of the loan was approximately 69% at the date of origination without consideration of additional collateral. The additional collateral was 15 real estate properties with equity of approximately $2.3 million. At September 30, 2009, the outstanding balance of the Bank’s loan was approximately $3.0 million and the maturity date has been extended to December 2010. Four units have been sold and settled while an additional five units are pending sale. Since there is no loss anticipated on the project due in part to the strong collateral position as well as due to recent favorable sale prices on the units, the loan classification has been upgraded from “substandard” to “special mention”, although earlier construction delays had been experienced on the project.

In September 2007 we purchased a $5.0 million participation interest in a $15.0 million construction and land development loan to a local limited partnership for the acquisition, development, and construction of a shopping center in Bucks County, Pennsylvania. Another financial institution is acting as the lead lender. The loan has a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 0.25%. During 2009, the maturity date was  extended to October 2010 in accordance with certain pre-approved extension provisions. As of September 30, 2009, the outstanding balance of the Bank’s portion of the loan was $3.3 million. Although construction is proceeding as scheduled and a portion of the project is pre-leased, the loan is classified as “special mention” due to the bankruptcy filing by the borrower. Although the bankruptcy filing primarily relates to issues on other projects of which Prudential has no involvement.

In September 2009, we extended a $3.9 million construction and land development loan to a local developer to purchase land for future development of 30 single-family residential real estate units. The loan is a variable rate loan with a floor of 5.5% and is performing in accordance with its terms.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2009, our multi-family residential and commercial real estate loans amounted to $24.1 million or 9.1% of our total loan portfolio. Our commercial real estate loans increased from $9.9 million or 4.9% of our total loan portfolio at September 30, 2005 to $19.9 million or 7.5% of our total loan portfolio at September 30, 2009.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in our market area. At September 30, 2009, the average commercial and multi-family real estate loan size was approximately $274,000. The largest multi-family residential or commercial real estate loan at September 30, 2009 was $1.9 million  which was performing in accordance with its terms. Substantially all of the properties securing our multi-family residential and commercial real estate loans are located in our primary market area.

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

Our origination of commercial real estate and multi-family loans significantly decreased during 2008 and 2009 and the real estate collateral for these types of loan has declined in value during such period. Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2009, $586,000, or 0.2% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $2.2 million or 0.8% of the total loan portfolio at September 30, 2009.

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

Asset Quality

General.  One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans. We also retain an independent, third party to undertake periodic reviews of the credit quality of a random sample of new loans and all of our major loans on at least a quarterly  basis.

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent and all real estate owned and are provided to the board of directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due. Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned. Since there has not been a significant increase in recent years in the loans that are 90 days past due in our one-to four-family residential portfolio, the Company was not adversely impacted by any recent government programs related to the foreclosure process.

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

Real estate which is acquired as a result of foreclosure or a deed in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management  and the independent third party loan review function. A loan is considered impaired when there is an expectation that the present value of the future cash flows or the net realizable value of the collateral will not satisfy all the contractual cash flows due. We had two impaired loans as of September 30, 2009 totaling $1.7 million. Both loans were for construction projects which experienced deterioration in the value of the real estate collateral securing the loan. The first loan has a remaining loan balance of $1.0 million for a condominium construction project in Philadelphia. The loan is performing according to its contractual terms but sales have been slower than originally anticipated and the net realizable value of remaining collateral is less than the loan amount, thus a $328,000 specific reserve has been established related to the loan. The second loan has a remaining loan balance of $640,000 for a townhouse construction project in Philadelphia. The loan is delinquent and in non-accrual status. Additionally, the net realizable value of remaining collateral is less than the loan amount, thus a $545,000 specific reserve has been established related to the loan. There were two impaired loans as of September 30, 2008 for $3.6 million of which $3.0 million was transferred to real estate owned during 2009.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in accordance with established methodology. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.”  The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (“FFIEC”), issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions” (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 and amended in 2006 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain impaired loans. The general components cover non-classified loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions. Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a quarterly basis and the board of directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At September 30, 2009 and 2008, we had no assets classified as “doubtful” or “loss”, and  $13.4 million and  $5.5 million, respectively, of assets classified as “substandard.”  In addition, there were $6.3 million and $6.4 million in loans designated as “special mention” as of September 30, 2009 and 2008, respectively. These special mention and substandard assets were classified primarily due to slower than anticipated sales of residential construction loan properties due to current market conditions.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	September 30, 2009				September 30, 2008
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

One- to four-family residential	18	$2,257	10	$851	11	$838	4	$152
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	5	852	2	491	2	315	1	244
Construction and land development	1	273	1	640	1	3,000	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer	2	52	-	-	1	6	-	-
Total delinquent loans	26	$3,434	13	$1,982	15	$4,159	5	$396
Delinquent loans to total net loans	1.34%		0.77%		1.70%		0.16%
Delinquent loans to total loans	1.30%		0.75%		1.61%		0.15%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest. At September 30, 2009, one construction loan for $640,000 was in non-accrual status. As of September 30, 2008, two construction loans aggregating $3.6 million were in non-accrual status.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have any troubled debt restructurings at the dates indicated.

	September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$-	$-	$-	$-	$-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	640	3,640	2,022	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accruing loans	640	3,640	2,022	-	-
Accruing loans 90 days or more past due:
One- to four-family residential	851	152	502	151	240
Multi-family residential	-	-	-	-	-
Commercial real estate	491	244	-	-	-
Construction	-	-	-	-	-
Commercial business			69	-	-
Consumer	-	-	-	-	-
Total accruing loans 90 days or more past due	1,342	396	571	151	240
Total non-performing loans(1)	1,982	4,036	2,593	151	240
Real estate owned, net(2)	3,622	1,488	-	-	360
Total non-performing assets	$5,604	$5,524	$2,593	$151	$600
Total non-performing loans as a percentage of loans, net	0.77%	1.65%	1.18%	0.07%	0.14%
Total non-performing loans as a percentage of total assets	0.39%	0.82%	0.55%	0.03%	0.05%
Total non-performing assets as a percentage of total assets	1.09%	1.13%	0.55%	0.03%	0.13%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on impaired loans other than non-accrual loans is recognized on an accrual basis. Interest income on non-accrual loans is recognized only as collected. There was no such interest recognized for non-accrual loans for fiscal 2009 or 2008.

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

As of September 30, 2009  the real estate owned balance was $3.6 million representing a foreclosed condominium project in which another bank acted as the lead lender, a single-family construction loan and one unit of a condominium project. As of September 30, 2008 the real estate owned balance was $1.5 million representing a deed in lieu of foreclosure for one single-family construction loan. The real estate owned balances are recorded at the lower or cost or market.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. As of September 30, 2009, our allowance for loan losses was 1.0% of total loans receivable and 137.8% of non-performing loans. The amount of the allowance at each of the dates set forth in the tables on the following page consisted of general reserves with the exception of specific reserves of $873,000 and $529,000 as of September 30, 2009 and 2008, respectively.

Charge-offs on loans totaled $262,000 and $504,000 for the years ended September 30, 2009, and 2008,respectively. The charge-offs during the 2009 and 2008 periods represented a portion of one construction loan which was transferred to real estate owned during fiscal 2008 and another during fiscal 2009.

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

    The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period	$265,063	$258,501	$235,742	$256,140	$201,438
Average loans outstanding	253,278	227,662	221,262	197,913	163,166
Allowance for loan losses, beginning of period	1,591	1,011	618	558	558
Provision for loan losses	1,403	1,084	395	60	-
Charge-offs:
One- to four-family residential	45	-	2	-	-
Multi-family residential and commercial real estate	-	-	-	-	-
Construction	217	504	-	-	-
Commercial business			-	-	-
Consumer	-	-	-	-	-
Total charge-offs	262	504	2	-	-
Recoveries on loans previously charged off	-	-	-	-	-
Allowance for loan losses, end of period	$2,732	$1,591	$1,011	$618	$558

Allowance for loan losses as a percent of total loans	1.03%	0.62%	0.43%	0.24%	0.28%
Allowance for loan losses as a percent of non-performing loans	137.77%	39.42%	38.97%	409.66%	223.47%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.22%	*	*	*

* Not meaningful

    The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in thousands)
One- to four-family residential	$403	75.98%	$155	74.02%	$186	67.85%	$148	60.69%	$163	67.22%
Multi-family residential	7	1.58%	4	1.08%	22	1.85%	23	1.98%	13	1.26%
Commercial real estate	193	7.51%	106	7.94%	179	7.64%	102	4.42%	98	4.90%
Construction and land development	2,114	13.87%	1,323	16.49%	610	22.24%	343	32.33%	227	25.86%
Commercial business	7	0.84%	1	0.18%	12	0.07%	2	0.09%	2	0.09%
Consumer	1	0.22%	2	0.29%	2	0.35%	-	0.49%	1	0.67%
Unallocated	7	-	-	-	-	-	-	-	54	-
Total allowance for loan losses	$2,732	100.00%	$1,591	100.00%	$1,011	100.00%	$618	100.00%	$558	100.00%

    Our aggregate allowance for loan losses increased by $1.1 million from September 30, 2008 to September 30, 2009 due primarily to a $790,000 increase in the general reserve  and a $344,000 increase in specific reserves on loans determined to be impaired. The increase in the Company’s general reserves was mainly the result of an increase in allowance related to construction and land development loans and commercial business loans. The increase in the allowance was determined based on management’s consideration of the current credit risk in the portfolio as well as current qualitative and quantitative risk factors and was attributable primarily to the increase in the balance of the portfolio of classified and criticized construction loans as of September 30, 2009 as a result of the continued softening of the real estate market during 2009.  Management’s assessment of the risk of loss in the other categories of our portfolio was that such risk remained relatively consistent year over year.

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

    Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.  Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies.

    Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. On September 7, 2008 Freddie Mac and Fannie Mae were placed into conservatorship by the Federal Government.  During June 2009, the director of the Federal Housing Administration Agency indicated that the Treasury Department’s commitment to fund up to $200 billion for Freddie Mac and Fannie Mae is expected to be sufficient to meet their funding needs.

    Also permitted are investments in  privately issued mortgage-backed securities and CMOs. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  Further, privately issued  mortgage-backed securities and CMO’s also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Our practice is generally to not invest in such securities, and our current portfolio is limited to the securities received as a result of the  redemption in kind of our mutual fund. See further discussion in Notes 4 of the Notes to Consolidated Financial Statements included in Item 8 herein.

    Our current investment strategy  is to maintain our investment and mortgage-backed securities portfolio at a relatively consistent level due to concerns over the interest rate risk inherent in investing in long-term, fixed-rate residential mortgage loans in the low interest environment that has existed in recent years.

    At September 30, 2009, our investment and mortgage-backed securities amounted to $222.5 million or 43.2% of total assets at such date.  The largest component of our securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $125.9 million or 56.6% of the securities portfolio at September 30, 2009.  In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities.

    Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income.  At September 30, 2009, we had $160.1 million of investment and mortgage-backed securities classified as held to maturity, $62.4 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading account.

    We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.  However, certain investments acquired through the redemption in kind during 2008 are below investment grade.

    Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”).  At September 30, 2009, approximately 8.2% of the mortgage-backed securities were non-agency securities, all of which were acquired through the 2008 redemption in kind.  See further discussion in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

    The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2009		2008
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$84,892	$88,444	$78,359	$78,230
Mortgage backed securities - Non-agency	10,325	7,767	15,048	13,765
U.S. Governnment and agency obligations	125,923	126,141	123,572	121,183
Municipal obligations	1,970	1,976	2,450	2,434
Total debt securities	223,110	224,328	219,429	215,612
FHLB stock	3,545	3,545	2,620	2,620
FHLMC stock	16	47	26	45
FNMA stock	-	-	1	1
Mutual funds	-	-	-	-
Total investment and mortgage-backed securities	$226,671	$227,920	$222,076	$218,278

    The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2009.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2009 Which Mature In
			Over One
		Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

	(Dollars in Thousands)

Bonds and other debt securities:
U.S. gov and agency obligations	$2,000	4.70%	$-	-	$42,491	4.58%	$81,432	5.01%
Municipal obligations	-	-	790	3.19%	1,180	3.86%	-	-
Mortgage-backed securities	1,250	4.54%	695	6.76%	-	-	93,272	5.74%
Total	$3,250	4.64%	$1,485	4.86%	$43,671	4.56%	$174,704	5.40%

    The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.  Securities were classified both held to maturity and available-for-sale in all three periods.  The securities bore fixed rates of and variable rates of interest.

	September 30,
	2009	2008
	(In Thousands)
Agency	$84,892	$78,359
Non-agency	10,325	15,048
Total mortgage-backed securities	$95,217	$93,407

    The following table sets forth the purchases, and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.  Other than temporary impairment charges of  $3.3 million and $726,000 were recognized during 2009 and 2008, respectively.  The adoption of FASB ASC 320-10 resulted in a $1.1 million reversal of non-credit related impairment charges in fiscal 2009 related to the non-agency mortgage-backed securities.  See Note 4 in the Notes to Consolidated Financial Statements.

	At or For the Year Ended September 30,

	2009	2008
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$93,407	$54,026
Purchases	17,717	23,324
Securities acquired through redemption in kind	-	24,755
Other than temporary impairment of securities	(3,272)	(726)
Maturities and repayments	(15,103)	(8,270)
Adoption of FASB ASC 320-10	1,148	-
Amortizations of premiums and discounts, net	1,320	298
Mortgage-backed securities at end of period	$95,217	$93,407
Weighted average yield at end of period	5.73%	6.06%

Sources of Funds

    General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

    Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2009, 39.8% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

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

    We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2009, our jumbo CDs amounted to $91.9 million, of which $59.8 million are scheduled to mature within twelve months.  At September 30, 2009, the weighted average remaining maturity of our certificate of deposit accounts was 11.9 months.

    The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	September 30,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
1.00% - 1.99%	$37,235	8.61%	$-	-
2.00% - 2.99%	88,146	20.39%	6,509	1.73%
3.00% - 3.99%	69,530	16.08%	58,617	15.56%
4.00% - 4.99%	34,353	7.95%	89,650	23.79%
5.00% - 5.99%	30,924	7.15%	60,314	16.00%
Total certificate accounts	260,188	60.18%	215,090	57.08%
Transaction accounts:

Savings	66,968	15.49%	67,921	18.03%
Checking:
Interest bearing	27,311	6.32%	25,403	6.74%
Non-interest bearing	2,558	0.59%	1,932	0.51%
Money market	75,349	17.42%	66,484	17.64%
Total transaction accounts	172,186	39.82%	161,740	42.92%
Total deposits	$432,374	100.00%	$376,830	100.00%

    The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2009			2008
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$65,392	$1,532	2.34%	$66,636	$1,681	2.52%
Interest-bearing checking and money market accounts	96,806	1,863	1.92%	92,418	2,793	3.02%
Certificate accounts	247,791	8,585	3.46%	204,981	8,922	4.35%
Total interest-bearing deposits	409,989	$11,980	2.92%	364,035	$13,396	3.68%

Non-interest bearing deposits	3,409			4,824
Total deposits	$413,398		2.90%	$368,859		3.63%

    The following table shows our savings flows during the periods indicated.

	Year Ended September 30,
	2009	2008
	(In Thousands)
Deposits made	$528,953	$497,527
Withdrawals	(480,442)	(482,786)
Interest credited	7,033	8,051
Total increase in deposits	$55,544	$22,792

    The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2009.

	Balance at September 30, 2009 Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2010	2011	2012	Thereafter	Total
	(In Thousands)
1.00% - 1.99%	$34,070	$3,165	$-	$-	$37,235
2.00% - 2.99%	68,205	17,292	2,635	13	88,145
3.00% - 3.99%	52,450	7,411	1,677	7,992	69,530
4.00% - 4.99%	12,995	9,867	851	10,640	34,353
5.00% - 5.99%	469	13,167	11,616	5,673	30,925
Total certificate accounts	$168,189	$50,902	$16,779	$24,318	$260,188

    The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2009, by time remaining to maturity.

Quarter Ending:	Amount	Weighted Avg Rate
	(Dollars in Thousands)
December 31, 2009	$28,789	3.23%
March 31, 2010	15,381	2.37%
June 30, 2010	11,490	2.10%
September 30, 2010	4,184	2.66%
After September 30, 2010	32,034	3.81%
Total certificates of deposit with balances of $100,000 or more	$91,878	3.12%

    Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating and liquidity strategy – See Liquidity and Capital Resources portion of the Management’s discussion and analysis section.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  There are no specific credit covenants associated with these borrowings.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At September 30, 2009, we had $19.7 million in outstanding FHLB advances and $125.1 million of additional FHLB advances available.  At such date, maturities range from one month to six years.  We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

    The following table shows certain information regarding our borrowings at or for the dates indicated:

	September 30,
	2009	2008
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$24,243	$27,638
Maximum amount outstanding at any month-end during the period	47,694	33,705
Balance outstanding at end of period	19,659	31,701
Average interest rate during the period	3.53%	4.55%
Weighted average interest rate at end of period	4.35%	3.98%

    We have six FHLB advances made under a community housing program in which we participate. Four of the FHLB advances amortize over the period to maturity.  Three of these advances are at an interest rate of 3.0% and one is at 2.0%.  The other two FHLB advances bear a zero percent interest rate.  The total of these six FHLB advances is $659,000.  At September 30, 2009, repayments of $44,000 are due within one year as part of the program.  Advances from the FHLB which are not part of the low-income housing program total $19.0 million, with interest rates ranging from 1.59% to 5.98% and maturities ranging from December 2009 to September 2010.

Subsidiaries

    The Company has only one direct subsidiary: Prudential Savings Bank.  The Bank’s sole subsidiary as of September 30, 2009 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold investment securities.  As of September 30, 2009, PSB has assets of $98.1 million primarily consisting of mortgage backed securities.  We may consider the establishment of one or more additional subsidiaries in the future.

Employees

    At September 30, 2009, we had 68 full-time employees, and six part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

    As a smaller reporting company, the Company is  not required to provide the registered public accounting firm’s attestation report on the Company’s internal control over financial reporting until it files an annual report for a fiscal year ending on or after June 15, 2010.  Management’s assessment of internal control over financial reporting is included in Item 9A.

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

    The FDIC has implemented a risk−based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long−term debt. In February 2009, the FDIC adopted a final regulation that provided for the  replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk based assessment system. Well capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between 12 and 14 basis points. Institutions in Risk Categories II, III and IV are assessed at annual rates of 17, 35 and 50 basis points, respectively. Changes to the risk based assessment system include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lower premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

    In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The quarterly FICO assessment rate as of September 30, 2009 was 0.0026% of insured deposits and is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

    On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $232,000, which was expensed in the third quarter of fiscal 2009.

    On November 12, 2009, the FDIC approved a requirement for insured deposit institutions to prepay slightly over three years of estimated insurance assessments.  Prepayment of the assessment will be due on December 30, 2009 and is expected to be approximately $2.5 million.  Unlike a special assessment, this prepayment will not immediately affect bank earnings.  Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

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

    On December 16, 2008, the federal banking and thrift regulatory agencies approved a final rule to permit a financial institution to reduce the amount of goodwill it must deduct from tier 1 capital by any associated deferred tax liability.  Under the final rule, the regulatory capital deduction for goodwill will be equal to the maximum capital reduction that could occur as a result of a complete write-off of the goodwill under generally accepted accounting principles.  Financial institutions may adopt these provisions for purposes of regulatory capital reporting for the period ending December 31, 2008.  The rule did not have a significant impact on Prudential Bancorp’s consolidated financial statements or regulatory capital.

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

    At September 30, 2009 Prudential Savings Bank exceeded all of its regulatory capital requirements, with leverage and total risk-based capital ratios of 9.99% and 23.81%, respectively.

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

    At September 30, 2009, Prudential Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

    The table below sets forth the Company and the Bank’s capital position relative to its regulatory capital requirements at September 30, 2009.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 capital (to average assets) Company	$56,248	10.86%	$20,709	4.0%	N/A	N/A
Bank	51,712	9.99	20,709	4.0	$25,886	5.0%
Tier 1 capital (to risk-weighted assets)Company	56,248	24.59	9,150	4.0	N/A	N/A
Bank	51,712	22.61	9,150	4.0	13,724	6.0
Total capital (to risk-weighted assets)Company	58,990	25.79	18,299	8.0	N/A	N/A
Bank	54,454	23.81	18,299	8.0	22,874	10.0

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

    Federal Home Loan Bank System.  Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At September 30, 2009, Prudential Savings Bank had $19.7 million in FHLB advances.

    As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank.  At September 30, 2009, Prudential Savings Bank had $3.5 million in stock of the Federal Home Loan Bank of Pittsburgh which was in compliance with this requirement.

    The bank periodically evaluates its FHLB investment for possible impairment based on, amoung other things, the capital adequacy of the FHLB and its overall financial condition.  The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4%.  At September 30, 2009, the FHLB’s capital ratio of 6.6% exceeded the regulatory requirement.  The bank believes its holdings in the stock are ultimately recoverable at par value at September 30, 2009 and, therefore determined that FHLB stock was not other-than-temporarily impaired.  In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

    Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking.  At September 30, 2009, Prudential Savings Bank was in compliance with these reserve requirements.

Dividend Waivers By Prudential Mutual Holding Company

    It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  In connection with its approval of the 2005 reorganization, however, the Federal Reserve Board imposed certain conditions on the waiver by Prudential Mutual Holding Company of dividends paid on the common stock by Prudential Bancorp.  In particular, the Federal Reserve Board requires that Prudential Mutual Holding Company obtain the prior approval of the Federal Reserve Board before Prudential Mutual Holding Company may waive any dividends from Prudential Bancorp.  As of the date hereof, we are not aware that the Federal Reserve Board has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

    The Federal Reserve Board approval of the 2005 reorganization also required that the amount of any dividends waived by Prudential Mutual Holding Company will not be available for payment to the public stockholders of Prudential Bancorp (i.e., shareholders except for Prudential Mutual Holding Company) and that such amounts will be excluded from Prudential Bancorp’s capital for purposes of calculating dividends payable to the public shareholders.  Moreover, Prudential Savings Bank would be required to maintain the cumulative amount of dividends waived by Prudential Mutual Holding Company in a restricted capital account that would be added to the liquidation account established in the reorganization.  This amount would not be available for distribution to public stockholders.  The restricted capital account and liquidation account amounts would not be reflected in Prudential Savings Bank’s financial statements, but would be considered as a notational or memorandum account of Prudential Savings Bank.  These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Pennsylvania Banking Department and the plan of reorganization.  The plan of reorganization also provides that if Prudential Mutual Holding Company converts to stock form in the future (commonly referred to as a second step reorganization), any waived dividends would reduce the percentage of the converted company’s shares of common stock issued to public shareholders in connection with any such transaction.

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

    In November 2009, the Board of Directors of Prudential Mutual Holding Company adopted a Plan of Reorganization whereby Prudential Mutual Holding Company would convert from a Pennsylvania chartered corporation to a federally charted corporation.  Following the reorganization, the Bank intends to make an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a savings association and to have Prudential Mutual Holding Company register as savings and loan holding company with the Office of Thrift Supervision.  The Office of Thrift Supervision typically has not objected to the waiver of dividends by a mutual holding company following notice of the waiver of dividends.  One of the primary reasons for the adoption of the Plan of Reorganization was in order to enable Prudential Mutual Holding Company after it converts to a federal charter to waive its receipt of cash dividends, thereby avoiding double taxation of the dividends.

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

    At September 30, 2009, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

    Pennsylvania Taxation.  Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2009 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

    Not applicable.

Item 1B.	Unresolved Staff Comments.

    Not applicable.

Item 2.	Properties

    We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2009.  All the offices are owned by us with the exception of the Old City Branch.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office 1834 Oregon Avenue Philadelphia, PA 19145-4725	Owned	N/A	$473	$215,445

Snyder Branch 2101 South 19th Street Philadelphia, PA 19145-3709	Owned	N/A	6	24,588

Center City Branch 112 South 19th Street Philadelphia, PA 19103-4667	Owned	N/A	18	41,105

Broad Street Branch 1722 South Broad Street Philadelphia, PA 19145-2388	Owned	N/A	227	54,339

Pennsport Branch 238A Moore Street Philadelphia, PA 19148-1925	Owned	N/A	55	44,672

Drexel Hill Branch 601 Morgan Avenue Drexel Hill, PA 19026-3105	Owned	N/A	89	39,911

Old City Branch 28 North 3rd Street Philadelphia, PA 19106-2108	Leased	May 2012	371	12,314

Item 3.	Legal Proceedings

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

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At November 12, 2009, there were approximately 275 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

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

	Period Ending
Index	03/30/05	09/30/05	09/30/06	09/30/07	09/30/08	09/30/09
Prudential Bancorp, Inc. of PA	$100.00	$121.75	$135.95	$129.51	$106.91	$108.77
NASDAQ Composite	100.00	107.28	112.60	134.69	104.30	105.82
SNL MHC Thrift Index	100.00	104.06	132.49	140.14	143.69	119.98
SNL Thrift Index	100.00	102.32	119.11	108.70	55.99	42.88

*      Source:  SNL Financial LC

    The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for fiscal 2009 and 2008

			Cash dividends per share
	Stock Price
Quarter ended:	High	Low
September 30, 2009	$12.20	$10.00	$0.05
June 30, 2009	12.51	11.40	0.05
March 31, 2009	11.77	9.59	0.05
December 31, 2008	10.59	7.50	0.05

			Cash dividends per share
	Stock Price
Quarter ended:	High	Low
September 30, 2008	$11.49	$10.00	$0.05
June 30, 2008	12.49	10.05	0.05
March 31, 2008	13.00	11.40	0.05
December 31, 2007	13.50	12.20	0.05

 (b)             Not applicable

(c)            There were no repurchases of  common stock by the Company during the quarter ended September 30, 2009. There were, however, 20,000 shares remaining to be purchased under a previously announced stock repurchase program. Prudential Mutual Holding Company had purchased 142,700 shares at an average cost of $12.36 per share  as of September 30, 2009 and had at such date 23,148 shares remaining to be purchased under a previously announced stock purchase program.

Item 6.	Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Prior to March 29, 2005, the date we completed the reorganization, such data only reflects information with respect to Prudential Savings Bank.

	At September 30,
	2009	2008	2007	2006	2005
		(1)	(1)

Selected Financial and Other Data:
Total assets	$514,761	$489,537	$474,399	$472,381	$446,592
Cash and cash equivalents	13,669	9,454	12,269	13,428	26,815
Investment and mortgage-backed securities:
Held-to-maturity	160,126	163,303	180,316	182,444	196,668
Available-for-sale	62,407	55,106	46,892	43,362	38,584
Loans receivable, net	256,694	243,969	219,149	219,418	175,091
Deposits	432,374	376,830	354,038	347,292	336,468
FHLB advances	19,659	31,701	33,743	31,784	13,823
Total equity, substantially restricted	55,857	68,487	80,558	87,448	90,825
Banking offices	7	7	7	6	6
	Year Ended September 30,
	2009	2008	2007	2006	2005
		(1)	(1)
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$27,386	$26,408	$26,907	$24,542	$21,077
Total interest expense	12,942	14,654	14,784	11,935	9,297
Net interest income	14,444	11,754	12,123	12,607	11,780
Provision for loan losses	1,403	1,084	395	60	--
Net interest income after provision for loan losses	13,041	10,670	11,728	12,547	11,780
Total non-interest income (charges)	(2,452)	(5,285)	1,046	938	567
Total non-interest expense	11,065	8,753	7,973	7,875	7,069
(Loss) income before income taxes	(476)	(3,368)	4,801	5,610	5,278
Income taxes	350	762	1,393	1,773	1,886
Net (loss) income	$ (826)	$(4,130)	$3,408	$3,837	$3,392
Basic (loss) earnings per share (2)	$(0.08)	$(0.38)	$0.30	$0.32	$0.15
Diluted (loss) earnings per share (2)	$(0.08)	$(0.38)	$0.30	$0.32	$0.15

Selected Operating Ratios(3):
Average yield earned on interest-earning assets	5.64%	5.75%	5.92%	5.58%	5.03%
Average rate paid on interest-bearing liabilities	2.95	3.73	3.93	3.34	2.64
Average interest rate spread(4)	2.69	2.02	1.99	2.24	2.39
Net interest margin(4)	2.97	2.56	2.67	2.87	2.81
Average interest-earning assets to average interest-bearing liabilities	110.64	116.77	120.64	122.94	118.81
Net interest income after provision for loan losses to non-interest expense	117.86	121.60	147.10	159.33	166.64
Total non-interest expense to average assets	2.17	1.88	1.70	1.73	1.64
Efficiency ratio(5)	92.27	135.31	60.54	58.14	57.25
Return on average assets	(0.16)	(0.89)	0.72	0.84	0.79
Return on average equity	(1.32)	(5.12)	4.01	4.26	4.26
Average equity to average assets	12.28	15.86	18.06	19.82	15.30

				(Footnotes on next page)

	At or For the Year Ended September 30,
	2009	2008	2007	2006	2005
		(1)	(1)
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.77%	1.65%	1.18%	0.07%	0.14%
Non-performing assets as a percent of total assets(7)	1.09	1.13	0.55	0.03	0.13
Allowance for loan losses as a percent of non-performing loans	137.77	39.42	38.97	409.66	233.47
Net charge-offs to average loans receivable	0.10	0.21	--	--	--

Capital Ratios(6):
Tier 1 leverage ratio Company	10.86%	14.49	16.99%	18.64%	20.98%
Bank	9.99	13.14	15.43	14.74	14.55
Tier 1 risk-based capital ratio Company	24.59%	31.2%	37.69%	39.23%	48.54%
Bank	22.61	28.7	34.02	31.12	34.71
Total risk-based capital ratio Company	25.79%	31.92%	38.24%	39.68%	48.98%
Bank	23.81	29.46	34.57	31.56	35.16

(1)	See note 17 – Financial Statement Restatement to our Consolidated Financial Statements for a discussion of the 2008 adjustments. Amounts for 2007 have been adjusted in a consistent manner.

(2)
Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 29, 2005, earnings per share for the year ended September 30, 2005 is for the six month period ended September 30, 2005. There were no shares of common stock of the Company outstanding prior to the reorganization on March 29, 2005.

(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(4)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(7)
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

Overview

The following discussion reflects the effects of the restatement discussed in Note 17 – Financial Statement Restatement to the Consolidated Financial Statements.

At September 30, 2009, we had total assets of $514.8 million, including $256.7 million in net loans and $222.5 million of investment and mortgage-backed securities, total deposits of $432.4 million and total stockholders’ equity of $55.9 million.

The market dislocations experienced in the financial market during 2007 have continued throughout 2008 and 2009.  One of the primary sources for the difficulties in the market is the slump in the housing market throughout the country.  While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including condominium sales, construction lending and lending to contractors.  The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves.

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

Critical Accounting Policies

In reviewing and understanding financial information for Prudential Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the notes to our consolidated financial statements included in Item 8 hereof. The accounting and financial reporting policies of Prudential Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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
●
Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy

●	Experience, ability and depth of management and staff
●	National and local economic and business conditions, including various market segments
●	Quality of the Company’s loan review system and degree of Board oversight
●	Concentrations of credit and changes in levels of such concentrations
●	Effect of external factors on the level of estimated credit losses in the current portfolio

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience. All of these estimates may be susceptible to significant change.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

Income Taxes.  The Company accounts for income taxes in accordance with U.S. GAAP. The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

U.S. GAAP prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations.  Significant judgment may be involved in the assessment of the tax position.

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) issued guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  The guidance is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under as of October 1, 2008, the Company recognized a liability of $388,000 and recorded a corresponding reduction to retained earnings, net of tax, representing the cumulative effect of the change in accounting principle. This accounting standard was subsequently codified into ASC Topic 715-60, Defined Benefit Plans – Other Post-Retirement.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ended September 30, 2009.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2010.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations or the Company has presented the necessary disclosures in Note 13 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations or the Company has presented the necessary disclosures in Note 4 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective October 1, 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share pursuant to the two-class method. All prior-period earnings per share data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

Commitments

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2009.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	To	1-3	4-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$621	$95	$526	$-	$-
Lines of credit (1)	7,660	-	-	-	7,660
Undisbursed portions of loans in process (2)	6,281	3,833	922	1,526	-
Commitments to originate loans	11,039	11,039	-	-	-
Total commitments	$25,601	$14,967	$1,448	$1,526	$7,660

(1)	The majority of available lines of credit are for home equity loans.
(2)	Includes participation interests sold to other financial institutions totaling $871,000; Prudential Savings Bank will fund such amount and be reimbursed by the participants.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2009.

		Payments Due By Period
		To	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$260,188	$168,189	$67,680	$24,319	$-
FHLB advances(1)	19,659	6,044	13,109	166	340
Total long-term debt	279,847	174,233	80,789	24,485	340
Advances from borrowers for taxes and insurance	1,214	1,214	-	-	-
Operating lease obligations	183	76	107	-	-
Total contractual obligations	$281,244	$175,523	$80,896	$24,485	$340

(1)	Does not include interest due annually on FHLB advances.

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

	Year Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$126,922	$6,189	4.88%	$157,917	$8,128	5.15%
Mortgage-backed securities	92,676	5,907	6.37%	66,254	3,780	5.71%
Loans receivable(1)	253,278	15,168	5.99%	227,661	14,349	6.30%
Other interest-earning assets	12,783	122	0.95%	7,483	151	2.02%
Total interest-earning assets	485,659	27,386	5.64%	459,315	26,408	5.75%
Non-interest-earning assets	23,572			18,162
Total assets	$509,231			$477,477
Interest-bearing liabilities:
Savings accounts	$65,392	$1,525	2.33%	$66,636	$1,673	2.51%
Checking & money market accounts	96,806	1,863	1.92%	92,418	2,793	3.02%
Certificate accounts	247,791	8,585	3.46%	204,981	8,922	4.35%
Total deposits	409,989	11,973	2.92%	364,035	13,388	3.68%
FHLB advances	27,243	962	3.53%	27,638	1,258	4.55%
Real estate tax escrow accounts	1,740	7	0.40%	1,688	8	0.47%
Other interest-bearing liabilities	-	-	-	-	-	-
Total interest-bearing liabilities	438,972	12,942	2.95%	393,361	14,654	3.73%
Non-interest-bearing liabilities	7,712			8,378
Total liabilities	446,684			401,739
Stockholders’ Equity	62,547			75,738
Total liabilities and Stockholders’ Equity	$509,231			$477,477
Net interest-earning assets	$46,687			$65,954

Net interest income; interest rate spread		$14,444	2.69%		$11,754	2.02%
Net interest margin (2)			2.97%			2.56%

Average interest-earning assets to average interest-bearing liabilities			110.64%			116.77%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2009 vs. 2008
	Increase (Decrease) Due to
	Rate	Volume	Rate/	Total Increase
			Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$(428)	$(1,595)	$84	$(1,939)
Mortgage-backed securities	443	1,507	177	2,127
Loans receivable, net	(715)	1,614	(80)	819
Other interest-earning assets	(80)	107	(56)	(29)
Total interest-earning assets	(780)	1,633	125	978
Interest expense:
Savings accounts	(119)	(31)	2	(148)
Checking accounts
(interest-bearing and non-interest bearing)	(1,014)	133	(49)	(930)
Certificate accounts	(1,820)	1,863	(380)	(337)
Total deposits	(2,953)	1,965	(427)	(1,415)
FHLB advances	(282)	(18)	4	(296)
Other interest-bearing liabilities	(1)	-	-	(1)
Total interest-bearing liabilities	(3,236)	1,947	(423)	(1,712)
Increase (decrease) in net interest income	$2,456	$(314)	$548	$2,690

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

At September 30, 2009, the Company’s total assets were $514.8 million, an increase of $25.2 million, or 5.2% from $489.5 million at September 30, 2008. The increase was primarily attributable to an increase in the net loan portfolio of $12.7 million and to a lesser degree increases in investments and cash and cash equivalents of $4.1 million and $4.2 million, respectively. Real estate owned increased $2.1 million to $3.6 million at September 30, 2009, consisting of a foreclosed condominium project in which another bank acted as the lead lender, a single-family construction loan and one unit of a condominium project.

Total liabilities increased $37.9 million, or 9.0% to $458.9 million at September 30, 2009 from $421.1 million at September 30, 2008. The increase was primarily due to a $55.5 million increase in deposits, mainly in certificates of deposit which increased $45.1 million and money market accounts which increased $8.9 million. The increase was partially offset by the repayment at maturity of FHLB advances which decreased by $12.0 million, from $31.7 million at September 30, 2008 to $19.7 million at September 30, 2009.

Stockholders’ equity decreased by $12.6 million to $55.9 million at September 30, 2009 as compared to $68.5 million at September 30, 2008 primarily as a result of the $9.2 million aggregate cost of repurchasing 738,000 shares of Company common stock, the $2.5 million cost of purchasing 226,148 shares of common stock in the open market to fund the shareholder approved Recognition and Retention Plan and the declaration of quarterly cash dividends totaling $2.1 million.

Comparison of Operating Results for the Year Ended September 30, 2009 and September 30, 2008

General. For the fiscal year ended September 30, 2009, the Company recognized a net loss of $826,000 compared to a net loss of $4.1 million for fiscal 2008. The improved results of operations reported for the year ended September 30, 2009 was primarily due to reductions in the amounts of other-than-temporary impairment (“OTTI”) charges related to certain non-agency mortgage-backed securities received as a result of the previously reported redemption in kind during the third quarter of fiscal 2008 of the Company’s investment in a mutual fund.

Net Interest Income.  Net interest income increased $2.7 million or 22.9% to $14.4 million as compared to $11.8 million for the same period in 2008. The increase reflected the effects of a $1.7 million or 11.7% decrease in interest expense combined with a $1.0 million or 3.7% increase in interest income. The decrease in interest expense resulted primarily from a 78 basis point decrease to 2.95% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the twelve month period ended September 30, 2009 partially offset by a $45.6 million or 11.6% increase in the average balance of interest-bearing liabilities, primarily certificates of deposit during the period as compared to the same period in 2008. The increase in interest income resulted primarily from a $26.3 million or 5.7% increase in the average balance of interest-earning assets for the year ended September 30, 2009, as compared to fiscal 2008 offset partially by an 11 basis point decline in the weighted average yield earned on interest-earning assets.

Provision for Loan Losses. The Company established provisions for loan losses of $1.4 million for the year ended September 30, 2009 as compared to $1.1 million for the year ended September 30, 2008. The largest factor in the increase of the loan loss provision for fiscal 2009 was related to a $294,000 specific reserve established in the third quarter of fiscal 2009 on a $1.0 million construction loan for a 17 unit townhouse project in Philadelphia. Although the loan is performing according to contractual terms and the project is substantially complete, the loan balance exceeds the current market value of the collateral securing the loan. In addition, sales of the townhouses in the project have been much slower than initially anticipated. Furthermore, due to the decline in market values and slower than anticipated sales, three construction loans with unpaid principal balances totaling $5.9 million were internally downgraded to substandard status from special mention during the third quarter necessitating an increase in our loan loss reserve. The general reserve increased $790,000 from September 30, 2008 to September 30, 2009 mainly as a result of the increases in the allowance related to construction and land development loans and commercial business loans. At September 30, 2009, the Company’s non-performing assets totaled $5.6 million or 1.1% of total assets as compared to $5.5 million at September 30, 2008. At September 30, 2009, non-performing assets consisted of two commercial real estate loans totaling $491,000, one construction loan totaling $640,000, ten one-to four-family residential mortgage loans totaling $851,000 and three real estate owned (“REO”) properties totaling $3.6 million. The allowance for loan losses totaled $2.7 million, or 1.0% of total loans, and 137.8% of non-performing loans at September 31, 2009. The allowance for loan losses totaled $1.6 million, or 0.6% of total loans and 39.4% of non-performing loans at September 30, 2008.

Non-interest charges.  Our non-interest income is comprised of fees and other service charges on customer accounts, other operating income, and other-than-temporary impairment charges. Non-interest losses amounted to $2.5 million for the year ended September 30, 2009 compared with losses of  $5.3 million for the same period in 2008. The losses experienced in both years were primarily due to other-than-temporary impairment charges and the loss on sale arising from the Company’s investment in a mutual fund and the subsequent redemption in kind of such investment. The decline in the amount of losses recognized between the 2008 and 2009 periods reflected the decline in the amount of the aggregate other-than-temporary impairment charges and loss on sale from $6.2 million for the year ended September 30, 2008 to $3.3 million during the year ended September 30, 2009 related to the non-agency mortgage-backed securities acquired as part of the June 2008 redemption in kind of the investment in the mutual fund.

Non-interest Expense.  Non-interest expense is comprised primarily of salaries and employee benefits expense, net occupancy and depreciation costs, professional service fees, director compensation and various other operating expenses. For the year ended September 30, 2009, non-interest expense increased $2.3 million compared to the same period in the prior year. The increase was primarily due to an increase in deposit insurance premiums of $882,000 in the excess of the amount incurred in fiscal 2008, due to the new fee structure as well as the special assessment imposed during the quarter ended June 30, 2009.  Also contributing to the increase were write-downs in the value of two REO properties during fiscal 2009 as market values have declined during 2009. These writedowns were $748,000 higher during the year ended September 30, 2009 as compared to fiscal 2008 and totaled $1.0 million. These increases were combined with expenses of $455,000 related to the stock benefit plans approved by the shareholders in fiscal 2009 which were not incurred in the 2008 period.

Income Tax Expense. The Company recorded income tax expense of $350,000 for the year ended September 30, 2009 compared to expense of $762,000 for the year ended September 30, 2008. Income tax expense decreased during fiscal 2009 as the valuation allowance established in connection with the writedown of certain of the mortgage-backed securities received in the redemption of the mutual fund decreased. A valuation allowance was recorded against the deferred tax asset created by the sale of the mutual fund and the losses recognized on the mortgage-backed securities as capital losses are only deductible to the extent of capital gains. The valuation has decreased as unrealized gains on capital assets have increased which are anticipated to be used to offset capital losses.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2009, our cash and cash equivalents amounted to $13.7 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $62.4 million at September 30, 2009.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2009, we had certificates of deposit maturing within the next 12 months amounting to $168.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. There were no deposits as of September 30, 2009 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances. At September 30, 2009, we had $19.7 million in outstanding FHLB advances and we had $125.1 million in additional FHLB advances available to us.

Upon review of its capital position and business operations, the Company has chosen to repurchase a significant amount of its capital stock in order to enhance shareholder value. As of September 30, 2009 the Company has repurchased 2,231,884 shares, or $28.7 million in treasury stock since May 2005. The repurchases may continue as conditions warrant.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.1% to 31.4%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 78.5%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the Federal Deposit Insurance Corporation. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$15,696	$27,515	$20,403	$18,247	$141,264	$223,125
Loans receivable(2)	47,880	46,807	82,876	41,769	39,450	258,782
Other interest earning assets (3)	13,126	-	-	-	-	13,126
Total interest-earning assets	$76,702	$74,322	$103,279	$60,016	$180,714	$495,033

Interest-bearing liabilities:
Savings accounts	636	97	39,993	13,331	13,331	67,388
Checking & money market accounts	-	37,675	53,635	5,320	5,320	101,950
Certificate accounts	66,424	101,765	67,681	24,319	-	260,189
FHLB advances	6,027	13,080	206	6	340	19,659
Real estate tax escrow accounts	1,214	-	-	-	-	1,214
Other interest-bearing liabilities
Total interest-bearing Liabilities	$74,301	$152,617	$161,515	$42,976	$18,991	$450,400

Interest-earning assets less interest-bearing liabilities	$2,401	($78,295)	($58,236)	$17,040	$161,723	$44,633

Cumulative interest-rate sensitivity gap(4)	$2,401	($75,894)	($134,130)	($117,090)	$44,633

Cumulative interest-rate gap as a percentage of total assets at September 30, 2009	0.47%	-14.74%	-26.06%	-22.75%	8.67%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2009	103.23%	66.55%	65.47%	72.86%	109.91%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Includes FHLB stock.

(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$10,808	$(51,276)	-82.59%	2.39%	-9.51%
200	$27,154	$(34,930)	-56.26%	5.72%	-6.18%
100	$45,017	$(17,067)	-27.49%	9.03%	-2.87%
Static	$62,084	---	---	11.90%	---
(100)	$65,451	$3,367	5.42%	12.32%	0.42%
(200)	$66,750	$4,666	7.52%	12.44%	0.54%
(300)	$70,664	$8,580	13.82%	13.04%	1.14%

At September 30, 2009, the Company’s NPV was $62.1 million or 11.90% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $27.2 million or 5.72% of the market value of assets. The change in the NPV ratio or Company’s sensitivity measure was a decline of  618 basis points.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prudential Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and subsidiary as of September 30, 2009, and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Prudential Bancorp, Inc. of Pennsylvania and subsidiary for the year ended September 30, 2008 were audited by other auditors whose report, dated December 29, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary as of September 30, 2009, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective October 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosure.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for split dollar life insurance arrangements as of October 1, 2008, in accordance with Accounting Standards Codification Topic 725, Compensation - Retirement Benefits.

We were not engaged to examine management’s assertions about the effectiveness of Prudential Bancorp, Inc. of Pennsylvania’s internal control over financial reporting as of September 30, 2009, which is included in Item 9A(T) of form 10-K and, accordingly, we do not express an opinion thereon.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
December 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Prudential Bancorp, Inc. of Pennsylvania and subsidiary
Philadelphia, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Prudential Bancorp, Inc. of Pennsylvania and subsidiary (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. of Pennsylvania and subsidiary at September 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 29, 2008 (December 23, 2009 as to the Note 17)

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2009	2008 (as restated see Note 17)
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$4,088	$4,318
Interest-bearing deposits	9,581	5,136

Total cash and cash equivalents	13,669	9,454

Investment and mortgage-backed securities held to maturity (fair value—September 30, 2009, $161,968; September 30, 2008, $160,552)	160,126	163,303
Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2009, $63,000; September 30, 2008, $56,152)	62,407	55,106
Loans receivable—net of allowance for loan losses (September 30, 2009, $2,732; September 30, 2008, $1,591)	256,694	243,969
Accrued interest receivable:
Loans receivable	1,419	1,291
Mortgage-backed securities	390	393
Investment securities	1,496	1,493
Real estate owned	3,622	1,488
Federal Home Loan Bank stock—at cost	3,545	2,620
Office properties and equipment—net	1,992	2,182
Bank owned life insurance	5,786	5,577
Prepaid expenses and other assets	1,272	1,570
Deferred income taxes, net	2,343	1,091

TOTAL ASSETS	$514,761	$489,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,848	$4,327
Interest-bearing	429,526	372,503
Total deposits	432,374	376,830
Advances from Federal Home Loan Bank	19,659	31,701
Accrued interest payable	3,463	3,471
Advances from borrowers for taxes and insurance	1,214	1,348
Accounts payable and accrued expenses	1,703	7,169
Accrued dividend payable	491	531

Total liabilities	458,904	421,050

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750; outstanding - 10,331,866 at September 30, 2009: 11,069,866 at September 30, 2008	126	126
Additional paid-in capital	52,938	54,925
Unearned ESOP shares	(3,457)	(3,680)
Treasury stock, at cost: 2,231,884 shares at September 30, 2009; 1,493,884 shares at September 30, 2008	(28,652)	(19,481)
Retained earnings (substantially restricted)	35,293	37,288
Accumulated other comprehensive loss	(391)	(691)

Total stockholders’ equity	55,857	68,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,761	$489,537

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008 (as restated see Note 17)

	(Dollars in Thousands Except Per Share Amounts)

INTEREST INCOME:
Interest and fees on loans	$15,168	$14,349
Interest on mortgage-backed securities	5,907	3,780
Interest and dividends on investments	6,311	8,279

Total interest income	27,386	26,408

INTEREST EXPENSE:
Interest on deposits	11,980	13,396
Interest on borrowings	962	1,258

Total interest expense	12,942	14,654

NET INTEREST INCOME	14,444	11,754

PROVISION FOR LOAN LOSSES	1,403	1,084

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,041	10,670

NON-INTEREST INCOME:
Fees and other service charges	491	539
Loss on redemption of investment securities	-	(4,016)

Total other-than-temporary impairment losses	(4,983)	(2,218)
Portion of loss recognized in other comprehensive income, before taxes	1,702	-
Net impairment losses recognized in earnings	(3,281)	(2,218)

Other	338	410

Total non-interest income (charges)	(2,452)	(5,285)

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,609	4,320
Data processing	552	505
Professional services	714	586
Office occupancy	421	382
Depreciation	328	336
Payroll taxes	262	264
Director compensation	260	258
FDIC Insurance Premiums	928	46
Real estate owned expense	889	290
Other	2,102	1,766

Total non-interest expenses	11,065	8,753

LOSS BEFORE INCOME TAXES	(476)	(3,368)

INCOME TAXES:
Current	1,625	1,128
Deferred benefit	(1,275)	(366)

Total	350	762

NET LOSS	$(826)	$(4,130)

BASIC LOSS PER SHARE	$(0.08)	$(0.38)

DILUTED LOSS PER SHARE	$(0.08)	$(0.38)

DIVIDENDS PER SHARE	$0.20	$0.20

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Thousands)

BALANCE, OCTOBER 1, 2007	$126	$54,880	$(3,903)	$(14,372)	$43,971	$259	$80,961
(as originally stated)

Restatement - see Note 17					(403)		(403)

BALANCE, OCTOBER 1, 2007	126	54,880	(3,903)	(14,372)	43,568	259	80,558
(as restated)

Comprehensive income (loss):

Net loss (as restated)					(4,130)		(4,130)	(4,130)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $1,243						(2,414)	(2,414)	(2,414)

Reclassification adjustment for other than temporary impairment net of tax of $754						1,464	1,464	1,464

Comprehensive loss (as restated)								$(5,080)

Cash dividends ($0.20 per share)					(2,150)		(2,150)

Treasury stock purchased (408,500 shares)				(5,109)			(5,109)

ESOP shares committed to be released (22,620 shares)		45	223				268

BALANCE, SEPTEMBER 30, 2008	126	54,925	(3,680)	(19,481)	37,288	(691)	68,487
(as re-stated)

Cumulative adjustment related to the adoption of Accounting for Collateral Assignment Split-Dollar Agreement, net of tax					(256)		(256)

Cumulative adjustment related to the adoption of Recognition and Presentation of other-than-temporary impaiment, net of income tax benefit of $390					1,148	(758)	390

Comprehensive income (loss):

Net loss					(826)		(826)	(826)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $570						(1,107)	(1,107)	(1,107)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $1,116						2,165	2,165	2,165

Comprehensive income								$232

Cash dividends ($0.20 per share)					(2,061)		(2,061)

Treasury stock purchased (738,000 shares)				(9,171)			(9,171)

Execss tax benefit from stock compensation		111					111

Stock option expense		159					159

Recognition and Retention Plan expense		185					185

Acquisition of restricted stock plan shares (226,148 shares)		(2,465)					(2,465)

ESOP shares committed to be released (22,620 shares)		23	223				246

BALANCE, SEPTEMBER 30, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008 (As restated see Note 17)
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net loss	$(826)	$(4,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,403	1,084
Depreciation	328	336
Net accretion of premiums/discounts	(1,324)	(307)
Income from bank owned life insurance	(209)	(201)
Amortization of deferred loan fees	(85)	(253)
Compensation expense of ESOP	246	268
Impairment charge on investment and mortgage-backed securities	3,281	2,218
Impairment charge on real estate owned	1,008	163
Loss on redemption of investment securities	-	4,016
Share-based compensation expense	455	-
Deferred income tax benefit	(1,275)	(366)
Excess tax benefit related to stock compensation	(111)	-
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	(5,861)	5,646
Accrued interest payable	(8)	603
Prepaid expenses and other assets	298	620
Accrued interest receivable	(128)	387
Net cash (used in) provided by operating activities	(2,808)	10,084
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(95,987)	(82,919)
Purchase of investment and mortgage-backed securities available for sale	(17,717)	(25,324)
Principal collected on loans	51,868	49,281
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	99,304	99,987
Available for sale	9,911	4,969
Loans originated or acquired	(69,053)	(76,583)
Net purchase of Federal Home Loan Bank stock	(925)	(223)
Proceeds from redemption of investment available for sale	-	4,367
Purchases of equipment	(138)	(155)
Net cash used in investing activities	(22,737)	(26,600)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	10,446	(1,732)
Net increase in certificates of deposit	45,098	24,524
Net (repayment) borrowing with Federal Home Loan Bank	(12,042)	(2,042)
(Decrease) increase in advances from borrowers for taxes and insurance	(134)	231
Cash dividends paid	(2,083)	(2,171)
Excess tax benefit related to stock compensation	111	-
Acquisition of stock for Recognition and Retention Plan	(2,465)	-
Purchase of treasury stock	(9,171)	(5,109)
Net cash provided by financing activities	29,760	13,701
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,215	(2,815)
CASH AND CASH EQUIVALENTS—Beginning of year	9,454	12,269
CASH AND CASH EQUIVALENTS—End of year	$13,669	$9,454
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$12,949	$14,052

Income taxes paid	$1,979	$750

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$3,142	$1,651

Mortgage-backed securities received through redemption in kind	$-	$24,755

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure in March 2005.  Financial statements prior to the reorganization were the financial statements of the Bank.  Prior to the reorganization, the Board of Directors approved a plan of charter conversion in May 2004 pursuant to which the Bank would convert its charter from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank.  Such conversion was subject to receipt of both member and regulatory approval.  The members of the Bank approved the plan of conversion at a special meeting held on July 20, 2004 and the Pennsylvania Department of Banking approved the Bank’s application to convert its charter on July 21, 2004.  The conversion to a Pennsylvania-chartered mutual savings bank was completed on August 20, 2004.  As a result of the charter conversion, the Bank’s primary federal banking regulator changed from the Office of Thrift Supervision to the Federal Deposit Insurance Corporation.  The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2009 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments.  As of September 30, 2009, PSB had assets of $98.1 million primarily consisting of mortgage-backed securities.

Our primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  We also conduct business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.

Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2009, Prudential Mutual Holding Company owns 70.7% (7,304,914 shares) of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  In addition to 6,910,062 shares of the Company, Prudential Mutual Holding Company was initially capitalized with $100,000 in cash from the Bank in connection with the completion of the reorganization in March 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation –The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intention to sell the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

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

Allowance for Loan Losses—  The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio, as of the balance sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The only loans impaired as of September 30, 2009 were construction loans.  The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap.  The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively.  Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Mortgage Servicing Rights—The Bank originates mortgage loans held for investment and held for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or the value of forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at September 30, 2009 and 2008.

The Bank assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2009 and 2008, mortgage servicing rights of $10,000 and $18,000, respectively, were included in prepaid expenses and other assets. No valuation allowance was deemed necessary at the periods presented.

Amortization of the servicing asset totaled $8,000 and $6,000 for the years ended September 2009, and 2008, respectively.

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

The Bank periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.  The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4%.  At September 30, 2009, the FHLB’s capital ratio of 6.6% exceeded the regulatory requirement.  The Bank believes its holdings in the stock are ultimately recoverable at par value at September 30, 2009 and, therefore determined that FHLB stock was not other-than-temporarily impaired.  In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

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

Cash Surrender Value of Life Insurance—The Bank funds the premiums for insurance policies on the lives of certain directors of the Bank. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the statements of financial condition and included in other assets.  In fiscal 2006, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  The BOLI is recorded at its cash surrender value.

Dividend Payable – On September 16, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.05 per share on the common stock of the Company payable on October 26, 2009 to the shareholders of record at the close of business on October 9, 2009.  The Company had 10,331,866 shares outstanding at the time of the dividend declaration resulting in a payable of $491,000 at September 30, 2009.  A portion of the cash dividend was payable to Prudential Mutual Holding Company on the shares of the Company’s common stock it owns and totaled $365,000.

Employee Stock Ownership Plan – In fiscal year 2005, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital.  As of September 30, 2009 the Company had allocated a total of 84,825 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The Company recognized compensation expense related to the ESOP of $228,000 and $257,000 the years ended September 30, 2009 and 2008, respectively.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, in accordance with FASB ASC 718, Compensation – Stock Compensation.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  On January 21, 2009, the Company announced its seventh stock repurchase program to repurchase up to 198,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than the Mutual Holding Company (“MHC”).  The average cost per share of the approximately 2.2 million shares which have been repurchased by the Company was $12.84 for purchases through September 30, 2009.  In addition, the MHC also announced on January 21, 2009 that its Board of Directors approved its second stock purchase plan to purchase up to 198,000 shares or approximately 5% of the Company’s common stock held by shareholders other than the MHC.  As of September 30, 2009, the MHC had purchased 394,852 shares at an average cost of $11.30 per share. The repurchased shares are available for general corporate purposes.

  Comprehensive Income—The Company presents in the consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the years ended September 30, 2009 and 2008, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period.

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

Income Taxes— The Company accounts for income taxes in accordance with U.S. GAAP.  The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—The Company accounts for transfers and servicing of financial assets in accordance with US GAAP.  US GAAP requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.

Split Dollar Life Insurance – The Company accounts for Split dollar life insurance in accordance with FASB ASC 715-60, Defined Benefit Plans – Other Post-Retirement.  The guidance provides for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement and is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-10 as of October 1, 2008, the Company recognized a liability of $388,000  and recorded a corresponding reduction to retained earnings, net of tax, representing the cumulative effect of the change in accounting principle.

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) issued guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  The guidance is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under as of October 1, 2008, the Company recognized a liability of $388,000 and recorded a corresponding reduction to retained earnings, net of tax, representing the cumulative effect of the change in accounting principle.  This accounting standard was subsequently codified into ASC Topic 715-60, Defined Benefit Plans – Other Post-Retirement.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ended September 30, 2009.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2010.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations or the Company has presented the necessary disclosures in Note 13 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations or the Company has presented the necessary disclosures in Note 4 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective October 1, 2009.  The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share pursuant to the two-class method.  All prior-period earnings per share data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance.  This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard did not  have a material effect on the Company’s results of operations or financial position.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.  The Company had not issued and did not have outstanding any CSEs as of September 30, 2008.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2009		2008
	(Dollars in thousands except per share data)
	Basic	Diluted	Basic	Diluted

Net loss	$(826)	$(826)	$(4,130)	$(4,130)

Weighted average shares outstanding	10,334,273	10,334,273	10,832,957	10,832,957

Effect of CSEs	-	115,895	-	-

Adjusted weighted average shares used in earnings per share computation	10,334,273	10,450,168	10,832,957	10,832,957

Loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.38)	$(0.38)

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government and agency obligations	$123,923	$881	$(645)	$124,159
Municipal obligations	1,970	6	-	1,976
Mortgage-backed securities - U.S. Government agencies	34,233	1,600	-	35,833

Total securities held to maturity	$160,126	$2,487	$(645)	$161,968

Securities Available for Sale:
U.S. Government and agency obligations	$2,000	$-	$(18)	$1,982
Mortgage-backed securities - U.S. Government agencies	50,659	2,009	(57)	52,611
Mortgage-backed securities - Non-agency	10,325	6	(2,564)	7,767
Total debt securities	62,984	2,015	(2,639)	62,360

FHLMC preferred stock	16	31	-	47

Total securities available for sale	$63,000	$2,046	$(2,639)	$62,407

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government and agency obligations	$120,572	$112	$(2,377)	$118,307
Municipal obligations	2,450	-	(16)	2,434
Mortgage-backed securities - U.S. Government agencies	40,281	95	(565)	39,811

Total securities held to maturity	$163,303	$207	$(2,958)	$160,552

Securities Available for Sale:
U.S. Government and agency obligations	$3,000	$-	$(124)	$2,876
Mortgage-backed securities - U.S. Government agencies	38,078	501	(160)	38,419
Mortgage-backed securities - Non-agency	15,048	32	(1,315)	13,765
Total debt securities	56,126	533	(1,599)	55,060

FHLMC preferred stock	26	19	-	45
FNMA stock		1	-	1

Total securities available for sale	$56,152	$553	$(1,599)	$55,106

During the second quarter of fiscal 2008, the Company analyzed the continued decline in the fair value of the Company’s investment in its $35.0 million mutual funds portfolio and identified the impairment of these securities as other than temporary, recording a pretax loss of $1.5 million as an other than temporary charge against operating results.  Due to the continued decline in the Net Asset Value of the $35.0 million investment in a mutual fund and the fund manager’s decision to activate the redemption in kind provision, the Bank redeemed its shares in the fund during June 2008. As a result, the Bank received approximately $4.3 million in cash and $24.7 million of securities based on its representative interest in the securities held by the mutual fund.  The securities received in the redemption are classified as mortgage-backed securities available for sale. The decline in the NAV and a subsequent impairment charge related to the securities held by the fund resulted in a pre-tax charge of $6.2 million for the year ended September 30, 2008.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2009:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$643	$52,854	$2	$1,993	$645	$54,847

Total securities held to maturity	643	52,854	2	1,993	645	54,847

Securities Available for Sale:
U.S. Government agency obligations	-	-	18	1,982	18	1,982
Mortgage-backed securities - U.S. Government agencies	48	2,886	9	400	57	3,286
Mortgage-backed securities - Non-Agency	1,310	2,757	1,254	4,381	2,564	7,138

Total securities available for sale	1,358	5,643	1,281	6,763	2,639	12,406

Total	$2,001	$58,497	$1,283	$8,756	$3,284	$67,253

Management has reviewed its investment securities and determined that for the year ended September 30, 2009 unrealized losses of $5.0 million on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

The Company assesses whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. U.S. GAAP allows the Company to bifurcate the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. Credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the fair market value and the security’s remaining amortized cost  is recognized in other comprehensive income.

A cumulative effect adjustment was recorded in the amount of $1.1 million to increase retained earnings with an increase to unrealized losses in accumulated other comprehensive income (loss) during the second fiscal quarter of 2009. This amount represented the non-credit related impairment charge related to the non-agency mortgage-backed securities discussed below.  This adjustment was made because the Company does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment is determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which  FASB is adopted. The cumulative effect adjustment includes the related tax effects.  The Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature.  Application of the guidance did not have a significant impact on other securities which were in unrealized loss positions at September 30, 2009.

The following is a rollforward for the nine months ended September 30, 2009 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of January 1, 2009	$1,732

Additions for credit-related OTTI charges on previously unimpaired securities	637

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	490

Credit component of OTTI as of September 30, 2009	$2,859

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s.  FNMA and FHLMC  senior debt securities are also currently rated  “Aaa” by Moody’s, short-term debt is rated “Prime-1”, subordinated debt  is rated “Aa2” and preferred stock ratings are currently “Aa3”  with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid, non-callable and callable securities.  The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch.  At September 30, 2009, securities in a gross unrealized loss for less than twelve months consist of 30 securities having an aggregate depreciation of 1.2% from the Company’s amortized cost basis.  Securities in a gross unrealized loss for more than twelve months consisted of 2 securities having an aggregate depreciation of 1.0% from the Company’s amortized cost basis.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania.  None of the municipal bonds were in an unrealized loss position as of September 30, 2009.

U.S. Agency Issued Mortgage-Backed Securities - Securities in a gross unrealized loss for more than twelve months is $9,000 and consisted of three securities having an aggregate depreciation of 2.2% from the Company’s amortized cost basis. The gross unrealized loss in the category of less than 12 months was $47,000 or 1.6% and consisted of two securities that represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations -This portfolio was acquired through the redemption-in-kind of a mutual fund during 2008 and includes 75 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. For the year ended September 30, 2009 management recognized an other than temporary impairment charge related to a portion of the portfolio securities in the amount of $5.0 million on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during the most recent quarter to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of the securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to the declining markets accountable for the balance of the other than temporary impairment charges. 79% or $6.1 million of the portfolio is collateralized by adjustable rate whole loans, 4.0% or $315,000 is collateralized by Alternative A-paper (Alt-A) mortgages, with remainder of the securities collateralized by the home equity lines of credit and other receivables. For the overall portfolio of the securities, the Company’s exposure to the declining real estate markets such as California and Florida is approximately 48%. Consequently, an other-than- temporary impairment charge was deemed to be warranted as of September 30, 2009. Of the recorded charge, a total of $3.3 million was concluded to be credit related and recognized currently in earnings and $1.7 million was concluded to be attributable to other factors and recognized in other comprehensive income.

With respect to the remainder of the securities in the non-agency MBS portfolio, the gross unrealized loss $888,000 and the market value is $4.0 million of the total portfolio of MBS available for sale of $60.4 million. In the portfolio of unrealized losses, the securities are at least “B” rated by at least one nationally recognized rating agency with the exception of one security for with a book value of $24,000 with a “C” rating. As of September 30, 2009, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2008:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government and agency obligations	$2,377	$99,203	$-	$-	$2,377	$99,203
Municipal obligations	9	1,280	7	343	16	1,623
Mortgage-backed securities - U.S. Government agencies	308	23,803	257	5,778	565	29,581

Total securities held to maturity	2,694	124,286	264	6,121	2,958	130,407

Securities Available for Sale:
U.S. Government and agency obligations	$124	$2,876	$-	$-	$124	$2,876
Mortgage-backed securities - U.S. Government agencies	160	14,701
Mortgage-backed securities - Non-Agency	1,315	8,276	-	-	1,315	8,276

Total securities available for sale	1,599	25,853	-	-	1,439	11,152

Total	$4,293	$150,139	$264	$6,121	$4,397	$141,559

During fiscal 2008, the Company determined whether the unrealized losses are temporary For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost.  The Company performed an evaluation of the specific events attributable to the market decline of the security. The evaluation was based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  The Company considered the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considered as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determined that a security’s unrealized loss was other-than-temporary, a realized loss was recognized in the period in which the decline in value was determined to be other-than-temporary. The write-downs of the securities were measured based on public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs at the time the Company determines the decline in value was other-than-temporary.

At September 30, 2008, U.S. government and municipal obligations in a gross unrealized loss position for twelve months or longer consisted of one security having an aggregate depreciation of 2.1% from the Company’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consisted of 84 securities having an aggregate depreciation of 2.4% from the Company’s amortized cost basis.  The Company believed the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The fixed income markets, in particular those segments that include a credit spread, have been negatively impacted during 2008 as credit spreads widened dramatically. The Company believed recovery of fair value was expected as credit spreads return to more normal levels, as the securities approach their maturity date or as valuations for such securities improved as market yields change. Although the fair value  fluctuates as the market interest rates move, the majority of the Company’s investment portfolio consists of low-risk securities from U.S. government agencies or government sponsored enterprises As of September 30, 2008, management concluded that an other-than-temporary impairment did not exist based upon its analysis performed and in addition to the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

At September 30, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 11 securities having an aggregate depreciation of 4.5% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months consisted of 123 securities having an aggregate depreciation of 3.7% from the Company’s amortized cost basis.   Securities in unrealized loss position included those issued by U.S Agencies and U.S. Government Sponsored Agencies, as well as non-agency issued securities. The Company believed the unrealized losses were due to increases in market interest rates since the time the underlying securities were purchased and turbulence in the mortgage markets.  The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, had been negatively impacted during 2008 as credit spreads widened dramatically.

The non-agency securities were acquired through the redemption in-kind of the Company’s investment in a mutual fund. Of the securities acquired through the redemption in-kind, 94.5% of the securities are rated at investment grade. All of the securities, including those below investment grade, as of September 30, 2008 were performing according to their contractual terms. The unrealized loss on these debt securities related principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. Management believed these unrealized losses are not other-than-temporary based upon Company’s analysis that the securities will perform in accordance with their terms, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company believed recovery of fair value is expected when market conditions have stabilized and that the Company would receive all contractual principal and interest payments related to those investments. The corporate debt securities have no identified credit issues as 96.1% having an “A” rating or higher. As management had the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, the decline is not deemed to be other than temporary.

The amortized cost and estimated fair value of U.S. agency and municipal obligations, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because of call provisions in the securities. Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without prepayment penalty.

	September 30, 2009
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$2,000	$2,048	$-	$-
Due after one through five years	790	791	-	-
Due after five through ten years	43,671	43,874	-	-
Due after ten years	79,432	79,422	2,000	1,983

Total	$125,893	$126,135	$2,000	$1,983

	September 30, 2008
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	4,790	4,820	-	-
Due after five through ten years	51,084	50,311	1,000	991
Due after ten years	67,148	65,610	2,000	1,885

Total	$123,022	$120,741	$3,000	$2,876

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2009	2008
	(Dollars in thousands)
One-to-four family residential	$201,396	$191,344
Multi-family residential	4,178	2,801
Commercial real estate	19,907	20,518
Construction and land development	36,764	42,634
Commercial business	2,232	465
Consumer	586	739

Total loans	265,063	258,501

Undisbursed portion of loans-in-process	(6,281)	(13,515)
Deferred loan fees	644	574
Allowance for loan losses	(2,732)	(1,591)

Net	$256,694	$243,969

The Bank originates loans to customers in its local market area. The ultimate repayment of these loans at September 30, 2009 and 2008 is dependent, to a certain degree, on the local economy and real estate market.

The Bank originates or purchases both adjustable and fixed interest rate loans. At September 30, 2009 and 2008, the Bank had $46.0 million and $49.9 million of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Wall Street Journal prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

Certain officers of the Bank have loans with the Bank.  Management believes that such loans were made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended September 30,
	2009	2008
	(Dollars in Thousands)
Balance—beginning of year	$1,583	$1,634
Additions	397	391
Repayments	(462)	(442)

Balance—end of year	$1,518	$1,583

The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
	2009	2008
	(Dollars in Thousands)

Balance, beginning of year	$1,591	$1,011
Provision for loan losses	1,403	1,084
Charge-offs	(262)	(504)
Recoveries	-	-

Balance, end of year	$2,732	$1,591

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

As of September 30, 2009 and 2008, the recorded investment in loans that are considered to be impaired was as follows:

	Year Ended September 30,
	2009	2008
	(Dollars in thousands)
Impaired loans with related allowance	$1,661	$3,640
Impaired loans with no related allowance	$-	$-
Average impaired loans	$3,176	$3,640
Interest income recognized on impaired loans	$41	$-

The impaired amounts in both 2009 and 2008 represents two construction loans in which current appraisal has been obtained of the underlying collateral properties, which shows a deterioration in the value of such properties consistent with the change in values in the region.  As a result of the Company’s measurement of impaired loans, as of September 30, 2009, specific reserves aggregated to $873,000 and $529,000 at September 30, 2009 and 2008, respectively.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.  Interest income foregone on non-accrual loans at September 30, 2009 and 2008 amounted to $121,000 and $133,000, respectively.

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at September 30, 2009 and 2008 amounted to approximately $2.0 million and $4.0 million, respectively.

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2009	2008
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	3,052	2,914
Automobiles	122	122

Total	5,986	5,848
Accumulated depreciation	(3,994)	(3,666)

Total office properties and equipment, net of accumulated depreciation	$1,992	$2,182

For the years ended September 30, 2009 and 2008, depreciation expense amounted to $328,000 and $336,000, respectively.

7.	DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Money market deposit accounts	$75,349	17.4%	$66,484	17.6%
Checking accounts	29,869	6.9	27,335	7.3
Passbook, club and statement savings	66,968	15.5	67,921	18.0
Certificates maturing in six months or less	120,636	27.9	93,141	24.7
Certificates maturing in more than six months	139,552	32.3	121,949	32.4

Total	$432,374	100.0%	$376,830	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2009
(Dollars in Thousands)

One year or less	$168,189
One through two years	50,902
Two through three years	16,778
Three through four years	13,732
Four through five years	10,587

Total	$260,188

Certificates of deposit of $100,000 or more at each of such dates totaled approximately $91.9 million and $66.7 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2009	2008
	(Dollars in Thousands)
NOW and money market deposits accounts	$1,863	$2,793
Passbook, club and statement savings accounts	1,532	1,681
Certificate accounts	8,585	8,922
Total	$11,980	$13,396

8.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank totaled $19.7 million and $31.7 million at September 30, 2009 and 2008, respectively.

There were advances as part of the community housing program totaling $659,000 and $701,000 at September 30, 2009 and 2008, respectively.

Advances from Federal Home Loan Bank not part of the community housing program at September 30, 2009 and 2008 consist of the following:

	September 30,
	2009		2008
		Fixed		Fixed
		Interest		Interest
Due	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
October 2008	$-	-	$18,000	2.78%
December 2009	6,000	1.59%	-	-
July 2010	2,000	5.98%	2,000	5.98%
August 2010	3,000	5.93%	3,000	5.93%
September 2010	8,000	5.69%	8,000	5.69%

	$19,000		$31,000

The advances are collateralized by all of the Federal Home Loan Bank stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.

9.	INCOME TAXES

The Company files a consolidated federal income tax return.  The Company uses the specific charge-off method for computing reserves for bad debts.  Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2009 and 2008 consists of the following:

	Year Ended September 30,
	2009	2008
	(Dollars in thousands)

Current:
Federal	$1,625	$1,128
State	-	-
Total current taxes	1,625	1,128

Deferred income tax (benefit) expense	(1,275)	(366)
Total income tax provision	$350	$762

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,

	2009	2008
	(Dollars in Thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$201	$356
Deposit premium	167	216
Allowance for loan losses	974	594
Real estate owned expenses	469	99
Non-accrual interest	15	21
Accrued vacation	44	34
Capital loss carryforward	1,873	1,873
Impairment loss	1,363	247
Post-retirement benefit plans	154	200
Split dollar life insurance	84	-
Employee benefit plans	246	110
Total deferred tax assets	5,590	3,750
Valuation allowance	(2,551)	(1,991)
Total deferred tax assets, net of valuation allowance	3,039	1,759

Deferred tax liabilities:
Property	480	467
Mortgage servicing	4	6
Deferred loan fees	212	195
Total	696	668
Net deferred tax asset	$2,343	$1,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.6 million and $2.0 at September 30, 2009 and 2008, respectively.  The gross deferred asset related to impairment losses increased by $1.1 million during fiscal 2009 while the corresponding valuation allowance increased by only $560,000, resulting in an income tax benefit of $556,000 corresponding to the increase in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2009		2008
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Tax at statutory rate	$(162)	(34.0)%	$(1,145)	(34.0)%
Adjustments resulting from:
Valuation allowance	560	117.6	1,991	59.1
Income from bank owned life insurance	(71)	(14.9)	(68)	(2.0)
Income from muncipal obligations	(28)	(5.9)	(29)	(0.9)
Employee stock option plan	44	9.2	-	-
Other	7	1.5	13	0.4

Income tax expense per statements of income	$350	73.5%	$762	22.6%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Consolidated Statement of Operations. As of September 30, 2009, the Internal Revenue Service has concluded an audit of the Company’s tax returns for the year ended September 30, 2007 in which there was no change necessary to the Company’s tax liability.  The Company’s federal and state income tax returns for taxable years through September 30, 2005 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

10.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2009 and 2008, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

As of September 30, 2009 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  The same notification was applicable to September 30, 2008.  To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.  The September 30, 2008 ratios were restated, see note 17 – Financial Statement Restatement for discussion of the adjustments.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2009:
Tier 1 capital (to average assets)
Company	$56,248	10.86%	$20,709	4.0%	N/A	N/A
Bank	51,712	9.99	20,709	4.0	$25,886	5.0%
Tier 1 capital (to risk-weighted assets)
Company	56,248	24.59	9,150	4.0	N/A	N/A
Bank	51,712	22.61	9,150	4.0	13,724	6.0
Total capital (to risk-weighted assets)
Company	58,990	25.79	18,299	8.0	N/A	N/A
Bank	54,454	23.81	18,299	8.0	22,874	10.0

September 30, 2008:
Tier 1 capital (to average assets)
Company	$69,178	14.49%	$19,099	4.0%	N/A	N/A
Bank	63,720	13.14	19,403	4.0	$24,254	5.0%
Tier 1 capital (to risk-weighted assets)
Company	69,178	31.20	8,869	4.0	N/A	N/A
Bank	63,720	28.74	8,869	4.0	13,304	6.0
Total capital (to risk-weighted assets)
Company	70,778	31.92	17,738	8.0	N/A	N/A
Bank	65,320	29.46	17,738	8.0	22,173	10.0

11.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2009 and  2008 was $437,000 and $355,000, respectively.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2009 and 2008. The elimination of the expense reflected the Company’s decision to discontinue the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for a total cost of approximately $4.5 million.  The average purchase price was $9.86 per share.  As of September 30, 2009 the Company had allocated a total of 84,825 shares from the suspense account to participants and committed to release an additional 16,965 shares.  As of September 30, 2008 the Company had allocated a total of 62,205 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The expense relating to this plan for the years ended September 30, 2009 and 2008 was $228,000 and $257,000,   respectively.

In December 2008, the shareholders of the Company approved the adoption of the 2008 Recognition and Retention Plan (“RRP”).  A committee of the Board of Directors of the Company administers the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85. The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under this plan. During January 2009, grants covering 173,228 shares were awarded as part of the RRP.  The remaining shares in the RRP Trust will be available for future awards.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of September 30, 2009, no awards had become fully or partially vested and no shares were forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount per share equal to the price at the grant date.  During the twelve months ended September 30, 2009, approximately $280,000 was recognized in compensation expense for the RRP.  Tax benefits of $95,000 were recognized during the year ended September 30, 2009.  There was no compensation expense recognized related to the RRP during the comparable period in 2008.  At September 30, 2009, approximately $1.6 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2009 is presented in the following table:

	Year Ended September 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards at beginning of year	-	$-
Issued	173,228	11.17
Vested	-	-
Nonvested stock awards at the end of the period	173,228	$11.17

In December 2008, the shareholders of the Company also approved the adoption of the 2008 Stock Option Plan. The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 565,369 shares of common stock were approved for future issuance pursuant to the Stock Option Plan. There were 315,194 incentive stock options and 113,072 non-qualified stock options awarded during January 2009. As of September 30, 2009, no options were vested or had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2009 and changes during the year ended September 30, 2009 are presented below:

Year Ended September 30, 2009
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	-	$-
Granted	428,266	11.17
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	428,266	$11.17
Exercisable at the end of the period	-	$-

The weighted average remaining contractual term was approximately 9.25 years for options outstanding as of September 30, 2009. No options were exercisable as of September 30, 2009.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share.  The fair value was estimated on the date of grant in accordance with FASB ASC 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

September 30, 2009
Dividend yield	1.79%
Expected volatility	27.94%
Risk-free interest rate	1.96%
Expected life of options	6.5 years

During the year ended September 30, 2009, $174,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $16,000 was recognized during the year ended September 30, 2009.  There was no compensation expense recognized related to the Stock Option Plan during the comparable period in 2008.  At September 30, 2009, approximately $1.0 million in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 4.25 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2009, the Bank had $11.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 6.50%.  At September 30, 2008, the Bank had $18.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 8.50%.

The aggregate undisbursed portion of loans-in-process amounted to $6.3 million and $13.5 million, respectively, at September 30, 2009 and 2008.

The Bank also had commitments under unused lines of credit of $7.7 million and $5.9 million, respectively, and letters of credit outstanding of $621,000 and $95,000, respectively, at September 30, 2009 and 2008.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2009 the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The company leases certain property and equipment under non-cancelable operating leases.  Scheduled minimum payments are as follows for the fiscal years ended:

September 30,	Lease Obligation
(Dollars in thousands)
2010	$76
2011	65
2012	42
Total	$183

There were no lease obligations beyond 2012.  Rent expense for all operating leases was approximately $76,000 and $76,000 for fiscal years ending September 30, 2009 and 2008, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the fair value amounts.

	September 30,
	2009		2008

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,669	$13,669	$9,454	$9,454
Investment and mortgage-backed securities held to maturity	160,126	161,968	163,303	160,552
Investment and mortgage-backed securities available for sale	62,407	62,407	55,106	55,106
Loans receivable, net	256,694	262,000	243,969	244,772
Federal Home Loan Bank stock	3,545	3,545	2,620	2,620

Liabilities:
NOW accounts	29,869	29,869	27,335	27,335
Money market deposit accounts	75,349	75,349	66,484	66,484
Passbook, club and statement savings accounts	66,968	66,968	67,921	67,921
Certificates of deposit	260,188	266,192	215,090	217,290
Advances from Federal Home Loan Bank	19,659	20,294	31,701	32,233

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

Advances from Federal Home Loan Bank—The fair value of advances from FHLB is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The fair value approximates the recorded deferred fee amounts, which are not significant. As discussed in Note 12, the related amounts at September 30, 2009 and 2008 were, in the aggregate, $19.2 million and $24.6 million, respectively.

14.	FAIR VALUE MEASUREMENTS

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and 2008, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2010.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

When determining fair value, U.S. GAAP clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).

U.S. GAAP describes three levels of inputs that may be used to measure fair value:

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

    Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2009 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$1,982	$-	$1,982
Mortgage-backed securities - U.S. Government agencies	-	52,611	-	52,611
Mortgage-backed securities - Non-agency	-	7,685	82	7,767
FNMA and FHLMC preferred stock	47	-	-	47
Total	$47	$62,278	$82	$62,407

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

The following provides details of the fair value measurement activity for Level 3 securities for the year ended September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Non agency mortgage-backed securities
(Dollars in Thousands)

Balance, October 1, 2008:	$384
Total losses, realized/unrealized
Included in earnings	(261)
Included in accumulated other comprehensive income	49
Purchases, maturities, prepayments and calls, net	(132)
Transfers into Level 3, net	42
Total	$82

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $1.7 million at September 30, 2009. The collateral underlying these loans had a fair value of $788,000, resulting in specific reserves in the allowance for loan losses of $873,000.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement.

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2009
	(in thousands)

	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$788	$-	788
Real estate owned	-	-	3,622	3,622
Total	$-	$788	$3,622	$4,410

15.	PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

These parent company only financial statements have been restated to reflect the discussion noted in note 17 – Financial Statement Restatement.  The condensed financial statements of Prudential Bancorp, Inc. of Pennsylvania (Parent Company) are as follows:

STATEMENT OF FINANCIAL CONDITION
At September 30,	2009	2008
	(Dollars in thousands)
Assets:
Cash	$954	$1,834
ESOP loan receivable	3,848	3,998
Investment in Bank	51,321	63,029
Other assets	251	179
Total assets	$56,374	$69,040

Liabilities:
Accrued dividend payable	$517	$553
Total liabilities	517	553

Stockholders’ equity:
Preferred stock	-	-
Common stock	126	126
Additional paid-in-capital	52,938	54,925
Unearned ESOP shares	(3,457)	(3,680)
Treasury stock	(28,652)	(19,481)
Retained earnings	35,293	37,288
Accumulated other comprehensive loss	(391)	(691)

Total stockholders’ equity	55,857	68,487

Total liabilities and stockholders’ equity	$56,374	$69,040

INCOME STATEMENT
For the year ended September 30,	2009	2008
	(Dollars in thousands)
Interest on ESOP loan	$227	$235
Equity in the undistributed loss of the Bank	(11,118)	(4,039)
Dividends from Bank	10,450	5,000
Other income	53	51

Total income	(388)	1,247

Professional services	323	250
Other expense	198	172

Total expense	521	422

Income (loss) before income taxes	(909)	825

Income tax benefit	(83)	(45)

Net (loss) income	$(826)	$870

CASH FLOWS
For the year ended September 30,	2009	2008
	(Dollars in thousands)
Operating activities:
Net (loss) income	$(826)	$870
Decrease in assets	(68)	(62)
Equity in the undistributed loss of the Bank	11,118	4,039

Net cash used in operating activities	10,224	4,847

Investing activities:
Repayments received on ESOP loan	150	141

Net cash provided by investing activities	150	141
Financing activities:
Cash dividends paid	(2,083)	(2,160)
Payment to repurchase common stock	(9,171)	(5,109)

Net cash used in financing activities	(11,254)	(7,269)

Net decrease in cash and cash equivalents	(880)	(2,281)

Cash and cash equivalents, beginning of year	1,834	4,115

Cash and cash equivalents, end of year	$954	$1,834

16.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2009 and 2008 is as follows:

	September 30, 2009				September 30, 2008

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$7,227	$6,905	$6,620	$6,634	$6,661	$6,565	$6,465	$6,717
Interest expenses	3,462	3,426	3,188	2,865	3,894	3,767	3,503	3,490
Net interest income	3,765	3,479	3,432	3,769	2,767	2,798	2,962	3,227
Provision for loan losses	313	50	810	230	75	75	112	821
Net income after provision for loan losses	3,452	3,429	2,622	3,539	2,692	2,723	2,850	2,406
Non-interest income (charges)	(1,947)	(434)	(55)	(16)	222	(1,279)	(3,798)	(430)
Non-interest expense	2,454	2,678	2,782	3,151	2,010	2,504	1,907	2,332
Income (loss) before income taxes	(949)	317	(215)	372	904	(1,060)	(2,855)	(356)
Income tax expense (benefit)	44	365	11	(69)	290	(381)	705	149
Net (loss) income	$(993)	$(48)	$(226)	$441	$614	$(679)	$(3,560)	$(505)

Per share:
Earnings (loss) per share - basic	$(0.09)	$(0.004)	$(0.02)	$0.04	$0.06	$(0.06)	$(0.33)	$(0.05)
Earnings (loss) per share - diluted	(0.09)	$(0.004)	(0.02)	0.04	0.06	(0.06)	(0.33)	(0.05)
Dividends per share	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

    Due to rounding, the sum of the Earnings (loss) per share in individual quarters may differ from reported amounts.

17.	FINANCIAL STATEMENT RESTATEMENT

The Company provides certain medical and life insurance benefits for a limited number of retired officers, directors, and their spouses.  Historically, the Company has recognized expenses associated with these arrangements as applicable premiums were paid for these benefits.

Subsequent to the issuance of the Company’s 2008 Annual Report on Form 10-K, the Company identified an error in the accounting for these arrangements.  The Company determined that the arrangements are “in substance” individual contracts to be accounted for under U.S. GAAP.  Under U.S. GAAP, a liability should be established representing the present value of the future payments to be made under these contracts.

The Company has restated the accompanying consolidated financial statements as of September 30, 2008 from amounts previously reported to correct the error through the establishment of an appropriate liability.

The restatement also effects the certain capital ratios presented in note 10.

The following is a summary of the effects of the restatement on (i) Company’s consolidated statement of financial condition at September 30, 2008, (ii) the Company’s consolidated statement of operations for the year ended September 30, 2008 and (iii) the Company’s consolidated statement of cash flows for the year ended September 30, 2008.

	September 30, 2008
	As
	Previously		As
	Reported	Adjustment	Restated
STATEMENT OF FINANCIAL CONDITION	(Dollars in thousands)
Deferred income taxes - net	$891	$200	$1,091
Total assets	489,337	200	489,537
Accounts payable and accrued expenses	6,581	588	7,169
Total liabilities	420,462	588	421,050
Retained earnings	37,676	(388)	37,288
Total stockholders’ equity	68,875	(388)	68,487
Total liabilities and stockholders’ equity	489,337	200	489,537

	Year ended
	September 30, 2008
	As
	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Operations	(Dollars in thousands)
Salaries and employee benefits	$4,342	$(22)	$4,320
Total non-interest expense	8,775	(22)	8,753
Loss before taxes	(3,390)	22	(3,368)
Deferred tax benefit	(373)	7	(366)
Total income tax expense	755	7	762
Net loss	(4,145)	15	(4,130)

	Year ended
	September 30, 2008
	As
	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Cash Flows	(Dollars in thousands)
Net loss	$(4,145)	$15	$(4,130)
Deferred income tax benefit	(373)	7	(366)
Changes in accounts payable and accrued expenses	5,668	(22)	5,646

18.	SUBSEQUENT EVENTS

In November 2009, the Boards of Directors of the Company, the Bank and Prudential Mutual Holding Company adopted a Plan of Reorganization whereby the Company and Prudential Mutual Holding Company would convert their charters from Pennsylvania chartered corporations to federally charted corporations.  The Bank will retain its Pennsylvania savings bank charter.  The Plan of Reorganization is subject to the receipt of shareholder and regulatory approval.  The proposal will be voted upon at the next Annual Meeting of Shareholders expected to be held on February 8, 2010.  Following the reorganization, the Bank intends to make an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a savings association and to have the Company and Prudential Mutual Holding Company register as savings and loan holding companies with the Office of Thrift Supervision.  The Plan of Reorganization was adopted in order to enable Prudential Mutual Holding Company after it converts to a federal charter to waive its receipt of cash dividends, thereby avoiding double taxation of the dividends, and to facilitate a possible second-step conversion at some time in the next several years, which is an integral part of the Company’s long-term strategic plan.

The Company assessed events that occurred subsequent to September 30, 2009 through December 23, 2009 for potential recognition and disclosure in the consolidation financial statements.  No additional events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on December 23, 2009.

******

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not Applicable.

Item 9A (T).   Controls and Procedures

    Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

    Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2009.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
Thomas A. Vento	Joseph R. Corrato
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Item 9B. Other Information

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 8, 2010, which will be filed with the SEC on or about January 8, 2010 (“Definitive Proxy Statement”).

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

Item 11. Executive Compensation

    The information required herein is incorporated by reference from the sections captioned “Management Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement.

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

    Equity Compensation Plan Information.  The following table provides information as of September 30, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	601,494	(1)	$11.17	(1)	190,023
Equity compensation plans not approved by security holders	--		--		--
Total	601,494		$11.17		190,023

(1)	Includes 173,228 shares subject to restricted stock grants which were not vested as of September 30, 2009. The weighted-average exercise price excludes such restricted stock grants.

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

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. of Pennsylvania(1)
3.2	Bylaws of Prudential Bancorp, Inc. of Pennsylvania(1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. of Pennsylvania(1)
10.1	Amended and Restated Employment Agreement between Prudential Savings Bank and Thomas A. Vento (2)*
10.2	Amended and Restated Employment Agreement between Prudential Savings Bank and Joseph R. Corrato (2)*
10.3	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)*
10.4	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer (2)*
10.5	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)*
10.6	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)*
10.7
Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (3)

10.8	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.9	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (5)*
21.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business – Subsidiaries” for the required information
23.1	Consent of SR Snodgrass, A.C.
23.2	Consent of Deloitte & Touche LLP
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Commission File No. 333-119130) filed with the Commission on September 30, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 2008 and filed with the Commission on November 25, 2008 (Commission File No. 000-51214).

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 7, 2008 and filed with the Commission on November 7, 2008 (Commission File No. 000-51214).

(4)	Incorporated by reference from Appendix A of Prudential Bancorp, Inc. of Pennsylvania's definitive proxy statement (Commission File No. 000-51214) filed with the Commission on November 26, 2008.

(5)	Incorporated by reference from Appendix B of Prudential Bancorp, Inc. of Pennsylvania's definitive proxy statement (Commission File No. 000-51214) filed with the Commission on November 26, 2008.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc. of Pennsylvania

December 23, 2009	By:	/s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Packer, Jr.	December 23, 2009
Joseph W. Packer, Jr. Chairman of the Board

/s/ Thomas A. Vento	December 23, 2009
Thomas A. Vento President and Chief Executive Officer

/s/ Jerome R. Balka, Esq.	December 23, 2009
Jerome R. Balka, Esq. Director

/s/ A. J. Fanelli	December 23, 2009
A. J. Fanelli Director

/s/ Francis V. Mulcahy	December 23, 2009
Francis V. Mulcahy Director

/s/ JOHN C. HOSIER	December 23, 2009
John C. Hosier Director

/s/ Joseph R. Corrato	December 23, 2009
Joseph R. Corrato Executive Vice President, Chief Financial Officer and Chief Accounting Officer