Form 10-Q
period 2009-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2010-02-16
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 000-51214

Prudential Bancorp, Inc. of Pennsylvania
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	68-0593604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 Oregon Avenue Philadelphia, Pennsylvania	19145 (Zip Code)
(Address of Principal Executive Offices)
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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of February 5, 2010, 10,331,866 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	September 30, 2009
	(Dollars in Thousands)

ASSETS

Cash and amounts due from depository institutions	$6,759	$4,088
Interest-bearing deposits	5,116	9,581

Total cash and cash equivalents	11,875	13,669

Investment and mortgage-backed securities held to maturity (estimated fair value—December 31, 2009, $147,450; September 30, 2009, $161,968)	148,271	160,126
Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2009, $66,143; September 30, 2009, $63,000)	65,081	62,407
Loans receivable—net of allowance for loan losses (December 31, 2009, $2,867; September 30, 2009, $2,732)	256,002	256,694
Accrued interest receivable:
Loans receivable	1,429	1,419
Mortgage-backed securities	385	390
Investment securities	1,410	1,496
Real estate owned	4,059	3,622
Federal Home Loan Bank stock—at cost	3,545	3,545
Office properties and equipment—net	1,966	1,992
Bank owned life insurance	5,839	5,786
Prepaid expenses and other assets	3,882	1,272
Deferred tax asset-net	2,475	2,343
TOTAL ASSETS	$506,219	$514,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,269	$2,848
Interest-bearing	418,859	429,526
Total deposits	421,128	432,374
Advances from Federal Home Loan Bank	23,648	19,659
Accrued interest payable	755	3,463
Advances from borrowers for taxes and insurance	1,810	1,214
Accounts payable and accrued expenses	2,417	1,703
Accrued dividend payable	516	491
Total liabilities	450,274	458,904

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,331,866 at December 31, 2009 and September 30, 2009	126	126
Additional paid-in capital	53,091	52,938
Unearned ESOP shares	(3,401)	(3,457)
Treasury stock, at cost: 2,231,884 shares at December 31, 2009 and September 30, 2009	(28,652)	(28,652)
Retained earnings	35,482	35,293
Accumulated other comprehensive loss	(701)	(391)

Total stockholders’ equity	55,945	55,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,219	$514,761

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2009	2008

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,751	$3,727
Interest on mortgage-backed securities	1,223	1,756
Interest and dividends on investments	1,492	1,744

Total interest income	6,466	7,227

INTEREST EXPENSE:
Interest on deposits	2,272	3,159
Interest on borrowings	217	303

Total interest expense	2,489	3,462

NET INTEREST INCOME	3,977	3,765

PROVISION FOR LOAN LOSSES	135	313

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,842	3,452

NON-INTEREST INCOME (LOSS):
Fees and other service charges	125	125

Total other-than-temporary impairment losses	(294)	(2,154)
Portion of loss recognized in other comprehensive income, before taxes	90	-
Net impairment losses recognized in earnings	(204)	(2,154)

Other	98	82

Total non-interest income (loss)	19	(1,947)

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,361	1,068
Data processing	138	165
Professional services	141	216
Office occupancy	93	95
Depreciation	87	84
Payroll taxes	67	63
Director compensation	62	58
Federal Deposit Insurance Corporation insurance	182	208
Other	422	497

Total non-interest expense	2,553	2,454

INCOME (LOSS) BEFORE INCOME TAXES	1,308	(949)

INCOME TAXES:
Current expense	594	503
Deferred expense (benefit)	28	(459)

Total income tax expense	622	44

NET INCOME (LOSS)	$686	$(993)

BASIC INCOME (LOSS) PER SHARE	$0.07	$(0.09)

DILUTED INCOME (LOSS) PER SHARE	$0.07	$(0.09)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:
Net income					686		686	686

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $229						(445)	(445)	(445)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $69						135	135	135

Comprehensive income								$376

Cash dividend declared ($.05 per share)					(497)		(497)

Excess tax benefit from stock compensation		37				37

Stock option expense		53					53

Recognition and Retention Plan expense		63					63

ESOP shares committed to be released (5,655 shares)	-	-	56	-	-	-	56

BALANCE, December 31, 2009	$126	$53,091	$(3,401)	$(28,652)	$35,482	$(701)	$55,945

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2008	$126	$54,925	$(3,680)	$(19,481)	$37,288	$(691)	$68,487

Cumulative adjustment related to the adoption of EITF 06-10, net of tax					(256)		(256)

Comprehensive income (loss):
Net loss					(993)		(993)	(993)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $989						(1,920)	(1,920)	(1,920)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $732						1,422	1,422	1,422

Comprehensive loss								$(1,491)

Cash dividend declared ($.05 per share)					(535)		(535)

ESOP shares committed to be released (5,655 shares)	-	(1)	56	-	-	-	55

BALANCE, December 31, 2008	$126	$54,924	$(3,624)	$(19,481)	$35,504	$(1,189)	$66,260

See notes to unuadited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$686	$(993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	135	313
Depreciation	87	84
Net accretion of premiums/discounts	(81)	(531)
Net accretion of deferred loan fees and costs	(13)	(31)
Impairment charge on investment securities	204	2,154
Share-based compensation expense	153	-
Amortization of ESOP	56	55
Income from bank owned life insurance	(53)	(53)
Deferred income tax expense (benefit)	28	(459)
Excess tax benefit related to stock compensation	(37)	-
Changes in assets and liabilities which used cash:
Accrued interest receivable	81	(377)
Prepaid expenses and other assets	(2,611)	177
Accrued interest payable	(2,708)	(2,527)
Accounts payable and accrued expenses	(285)	(5,630)
Net cash used in operating activities	(4,358)	(7,818)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(2,994)	(6,997)
Purchase of investment and mortgage-backed securities available for sale	(5,935)	(1,985)
Loans originated or acquired	(11,167)	(20,620)
Principal collected on loans	11,300	10,457
Principal payments received on investment and mortgage-backed securities:
held-to-maturity	15,861	16,630
available-for-sale	2,656	1,915
Acquisition of FHLB stock, net	-	(925)
Purchases of equipment	(61)	(1)
Net cash provided by (used in) investing activities	9,660	(1,526)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	7,561	(735)
Net (decrease) increase in certificates of deposit	(18,807)	11,427
Net borrowings of advances from Federal Home Loan Bank	3,989	990
Increase in advances from borrowers for taxes and insurance	596	584
Excess tax benefit related to stock compensation	37	-
Cash dividend paid	(472)	(531)
Net cash (used in) provided by financing activities	(7,096)	11,735

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,794)	2,391

CASH AND CASH EQUIVALENTS—Beginning of period	13,669	9,454

CASH AND CASH EQUIVALENTS—End of period	$11,875	$11,845
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$5,197	$5,989

Income taxes paid	$753	$850

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$437	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Dividend Payable – On December 16, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on January 25, 2010 to the shareholders of record at the close of business on January 11, 2010 which resulted in a payable of $516,000 at December 31, 2009. A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $367,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2009, the Company had allocated a total of 107,445 shares from the suspense account to participants. In addition, at such date the total number of shares of Company common stock held by the ESOP was 450,200. For the three months ended December 31, 2009, the Company recognized $51,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, at fair value. Under fair value provisions , stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and will be paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On January 21, 2009, the Company announced its seventh stock repurchase program to repurchase up to 198,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than the MHC. As of December 31, 2009, there were 20,000 shares remaining to be purchased under this program. The average cost per share of the approximately 1.5 million shares which have been repurchased by the Company was $12.84 for purchases through December 31, 2009. The repurchased shares are available for general corporate purposes. In addition, the MHC announced on December 16, 2009 that its Board of Directors approved its third stock purchase plan to purchase up to 50,000 shares of Company’s common stock. As of December 31, 2009, the MHC had purchased 427,500 shares at an average cost of $11.19 per share.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the three months ended December 31, 2009 and 2008, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. While the FHLB has recognized losses in recent periods, it is currently not probable that the Company will not realize its cost basis as the FHLB has maintained capital levels in excess of regulatory requirements. Management concluded that no impairment existed as of December 31, 2009.

Recent Accounting Pronouncements – In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ended September 30, 2009.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2010. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and did not have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. The adoption of this standard is did not have a material effect on the Company’s results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06 that describes amendments that require some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Topic 820-10. The Board’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations. The Company has presented the necessary disclosures in Note 9 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 3 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 was adopted effective October 1, 2009. This standard did not have a specific impact on the Company’s financial condition, results of operations, and disclosures.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended December 31,

	2009		2008
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)
Net income (loss)	$686	$686	$(993)	$(993)
Weighted average shares outstanding	9,873,428	9,873,428	10,814,956	10,814,956
Effect of common stock equivalents	-	187,566	-	-
Adjusted weighted average shares used in earnings per share computation	$9,873,428	$10,060,994	$10,814,956	$10,814,956
Income (loss) per share - basic and diluted	$0.07	$0.07	$(0.09)	$(0.09)

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:	(Dollars in Thousands)

U.S. Government agency obligations	$114,923	$281	$(2,364)	$112,840
Municipal obligations	1,620	3	-	1,623
Mortgage-backed securities - U.S. Government agencies	31,728	1,259	-	32,987

Total securities held to maturity	$148,271	$1,543	$(2,364)	$147,450

Securities available for sale:
U.S. Government agency obligations	$2,000	$-	$(65)	$1,935
Mortgage-backed securities - U.S. Government agencies	54,471	1,644	(488)	55,627
Mortgage-backed securities - Non-agency	9,656	52	(2,228)	7,480

Total debt securities	66,127	1,696	(2,781)	65,042

FHLMC preferred stock	16	23	-	39

Total securities available for sale	$66,143	$1,719	$(2,781)	$65,081

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$123,923	$881	$(645)	$124,159
Municipal obligations	1,970	6	-	1,976
Mortgage-backed securities - U.S. Government agencies	34,233	1,600	-	35,833

Total securities held to maturity	$160,126	$2,487	$(645)	$161,968

Securities Available for Sale:
U.S. Government agency obligations	$2,000	$-	$(18)	$1,982
Mortgage-backed securities - U.S. Government agencies	50,659	2,009	(57)	52,611
Mortgage-backed securities - Non-agency	10,325	6	(2,564)	7,767
Total debt securities	62,984	2,015	(2,639)	62,360

FHLMC preferred stock	16	31	-	47

Total securities available for sale	$63,000	$2,046	$(2,639)	$62,407

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2009:

	Less than 12 months		More than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$(2,364)	$96,567	$-	$-	$(2,364)	$96,567

Total securities held to maturity	(2,364)	96,567	-	-	(2,364)	96,567

Securities Available for Sale:
U.S. Government agency obligations	-	-	(65)	1,935	(65)	1,935
Mortgage-backed securities - U.S. Government agencies	(477)	17,690	(11)	388	(488)	18,078
Mortgage-backed securities - Non-agency	(847)	968	(1,381)	4,339	(2,228)	5,307

Total securities available for sale	(1,324)	18,658	(1,457)	6,662	(2,781)	25,320

Total	$(3,688)	$115,225	$(1,457)	$6,662	$(5,145)	$121,887

All equity securities, municipal bonds and mortgage-backed securities held to maturity were in an unrealized gain position as of December 31, 2009.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2009:

	Less than 12 months		More than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government and agency obligations	$(643)	$52,854	$(2)	$1,993	$(645)	$54,847

Total securities held to maturity	(643)	52,854	(2)	1,993	(645)	54,847

Securities Available for Sale:
U.S. Government and agency obligations	-	-	(18)	1,982	(18)	1,982
Mortgage-backed securities - U.S. Government agencies	(48)	2,886	(9)	400	(57)	3,286
Mortgage-backed securities - Non-agency	(1,310)	2,757	(1,254)	4,381	(2,564)	7,138

Total securities available for sale	(1,358)	5,643	(1,281)	6,763	(2,639)	12,406

Total	$(2,001)	$58,497	$(1,283)	$8,756	$(3,284)	$67,253

All equity securities, municipal bonds and mortgage-backed securities held to maturity were in an unrealized gain position as of September 30, 2009.

Management has reviewed its investment securities and determined that for the three months ended December 31, 2009 unrealized losses of $294,000 on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

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

The Company assesses whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. Credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the three months ended December 31, 2009 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2009	$2,859

Additions for credit-related OTTI charges on previously unimpaired securities	5

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	199

Credit component of OTTI as of December 31, 2009	$3,063

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”). FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s. FNMA and FHLMC senior debt securities are also currently rated “Aaa” by Moody’s , short-term debt is rated “Prime-1”, subordinated debt is rated “Aa2” and preferred stock ratings are currently “Aa3” with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid and callable securities. The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch. At December 31, 2009, securities in a gross unrealized loss for less than twelve months consist of 55 securities having an aggregate depreciation of 2.4% from the Company’s amortized cost basis. Securities in a gross unrealized loss for more than twelve months consisted of two securities having an aggregate depreciation of 1.8% from the Company’s amortized cost basis. The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania. None of the municipal bonds were in an unrealized loss position as of December 31, 2009.

US Agency Issued Mortgage-Backed Securities - At December 31, 2009, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $477,000 or 2.6% from the Company’s amortized cost basis and consisted of 13 securities. The gross unrealized loss in the category of more than 12 months was $11,000 or 2.9% of the Company’s amortized cost basis and consisted of three securities. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows. In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company expects to recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of a mutual fund during 2008 and includes 72 collateralized mortgage obligations (“CMO”) and mortgage-backed securities (“MBS”) securities issued by large commercial financial institutions. For the three months ended December 31, 2009 management recognized an other than temporary impairment charge related to a portion of the portfolio securities in the amount of $294,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during the most recent quarter to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of the securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to the declining markets accountable for the balance of the other than temporary impairment charges. Of the portfolio ,79% or $5.9 million is collateralized by adjustable-rate whole loans, 4.0% or $296,000 is collateralized by Alternative A-paper (Alt-A) mortgages, with remainder of the securities collateralized by the home equity lines of credit and other receivables. For the overall portfolio of the securities, the Company’s exposure to the declining real estate markets such as California and Florida is approximately 49%. Consequently, an other-than-temporary impairment charge was deemed to be warranted as of December 31, 2009. Of the recorded charge, a total of $204,000 was concluded to be credit related and recognized currently in earnings and $90,000 was concluded to be attributable to other factors and recognized in other comprehensive income.

As of December 31, 2009, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Held to Maturity		Available for Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$2,000	$2,027	$-	$-
Due after one through five years	440	440	-	-
Due after five through ten years	37,672	37,259	-	-
Due after ten years	76,431	74,737	2,000	1,935

Total	$116,543	$114,463	$2,000	$1,935

The maturity table above excludes MBS because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31, 2009	September 30, 2009
	(Dollars in Thousands)
One-to-four family residential	$199,868	$201,396
Multi-family residential	6,969	4,178
Commercial real estate	20,441	19,907
Construction and land development	35,165	36,764
Commercial business	2,088	2,232
Consumer	575	586

Total loans	265,106	265,063

Undisbursed portion of loans-in-process	(6,878)	(6,281)
Deferred loan costs, net	641	644
Allowance for loan losses	(2,867)	(2,732)

Net	$256,002	$256,694

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended December 31,
	2009	2008
	(Dollars in Thousands)

Balance, beginning of period	$2,732	$1,591
Provision for loan losses	135	313
Charge-offs	-	-
Recoveries	-	-

Balance, end of period	$2,867	$1,904

The Company established a provision for loan losses of $135,000 for the quarter ended December 31, 2009, compared to $313,000 for the comparable quarter in 2008. The larger provision for the 2008 period primarily related to a 40-unit condominium project in which another bank acted as the lead lender that had experienced payment delinquencies and the estimated net realizable value of the collateral was less than the loan balance. The loan was subsequently transferred to real estate owned during the second fiscal quarter of 2009. At December 31, 2009, the Company’s non-performing assets totaled $6.8 million or 1.3% of total assets. The non-performing assets consisted of one construction loan totaling $640,000, three commercial real estate loans totaling $790,000, 11 one-to four-family residential mortgage loans totaling $1.4 million and four real estate owned properties totaling $4.1 million. The allowance for loan losses totaled $2.9 million, or 1.1% of total loans and 103.4% of non-performing loans at December 31, 2009. At September 30, 2009, the Company’s non-performing assets totaled $5.6 million or 1.1% of total assets. At September 30, 2009, non-performing assets consisted of two commercial real estate loans totaling $491,000, one construction loan totaling $640,000, ten one-to four-family residential mortgage loans totaling $851,000 and three real estate owned (“REO”) properties totaling $3.6 million. The allowance for loan losses totaled $2.7 million, or 1.0% of total loans, and 137.8% of non-performing loans at September 31, 2009.

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

As of December 31, 2009 and September 30, 2009, the recorded investment in loans that are considered to be impaired was as follows:

	December 31,	September 30,
	2009	2009
	(Dollars in thousands)
Impaired loans with related allowance	$1,669	$1,661
Impaired loans without related allowance	$-	$-
Related allowance for loan losses	$950	$873

Other data for impaired loans for the three months ended December 31, 2009 and 2008 is as follow:

	For the Three Months Ended December 31,
	2009	2008
	(Dollars in thousands)
Average impaired loans	$1,665	$4,169
Interest income recognized on impaired loans	$8	$-

5.	DEPOSITS

Deposits consist of the following major classifications:

	December 31, 2009		September 30, 2009

	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Money market deposit accounts	$79,015	18.8%	$75,349	17.4%
NOW accounts	31,488	7.5	29,869	6.9
Passbook, club and statement savings	69,245	16.4	66,968	15.5
Certificates maturing in six months or less	104,305	24.8	120,636	27.9
Certificates maturing in more than six months	137,075	32.5	139,552	32.3

Total	$421,128	100.0%	$432,374	100.0%

Certificates of $100,000 and over totaled $81.1 million as of December 31, 2009 and $91.9 million as of September 30, 2009.

6.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$361	$201
Deposit premium	155	167
Allowance for loan losses	1,020	974
Real estate owned expenses	475	469
Nonaccrual interest	19	15
Accrued vacation	47	44
Capital loss carryforward	1,873	1,873
Impairment loss	1,432	1,363
Split dollar life insurance	83	84
Post-retirement benefits	152	154
Employee benefit plans	289	246

Total deferred tax assets	5,906	5,590
Valuation allowance	(2,728)	(2,551)
Total deferred tax assets, net of valuation allowance	3,178	3,039

Deferred tax liabilities:
Property	482	480
Mortgage servicing rights	3	4
Deferred loan fees	218	212
Total deferred tax liabilities	703	696

Net deferred tax asset	$2,475	$2,343

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered to be capital losses and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013. The valuation allowance totaled $2.7 million at December 31, 2009 . The gross deferred asset related to impairment losses increased by $69,000 during the three months ended December 31, 2009 while the corresponding valuation allowance increased by $177,000, resulting in additional income tax expense of $108,000 corresponding to the decrease in value of available for sale MBS which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Consolidated Statement of Operations. During 2009, the Internal Revenue Service concluded an audit of the Company’s tax returns for the year ended September 30, 2007 in which there was no change necessary to the Company’s tax liability. The Company’s federal and state income tax returns for taxable years through September 30, 2005 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.	STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases are expected to be made by the RRP Trust under this plan. Grants covering 173,228 shares were awarded as part of the RRP, the remaining shares in the RRP Trust will be available for future awards. Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years. As of December 31, 2009, no awards had become fully or partially vested and no shares were forfeited.

Compensation expense related to the shares subject to awards granted to date is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date. During the three months ended December 31, 2009, approximately $95,000 was recognized in compensation expense for the RRP. A tax benefit of $32,000 was recognized during the three months ended December 31, 2009. There was no compensation expense recognized related to the RRP during the comparable period in 2008. At December 31, 2009, approximately $1.5 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2009 is presented in the following table:

	Three Months Ended December 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of period	173,228	$11.17
Issued	-	-
Vested	-	-
Nonvested stock awards at the end of the period	173,228	$11.17

The Company also maintains a Stock Option Plan. The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan. There were 315,194 incentive stock options and 113,072 non-qualified stock options awarded under the plan. As of December 31, 2009, no options were vested or had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of December 31, 2009 and changes during the three month period ended December 31, 2009 are presented below:

Three Months Ended December 31, 2009
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of period	428,266	$11.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	428,266	$11.17
Exercisable at the end of the period	-	$-

The weighted average remaining contractual term was approximately 9 years for options outstanding as of December 31, 2009. No options were exercisable as of December 31, 2009.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share. The fair value was estimated on the date of grant in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

December 31, 2009
Dividend yield	1.79%
Expected volatility	27.94%
Risk-free interest rate	1.96%
Expected life of options	6.5 years

During the three months ended December 31, 2009, $59,000 was recognized in compensation expense for the Stock Option Plan. A tax benefit of $6,000 was recognized during the three months ended December 31, 2009. There was no compensation expense recognized related to the Stock Option Plan during the comparable period in 2008. At December 31, 2009, approximately $946,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2009, the Company had $10.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 7.25%. At September 30, 2009, the Company had $11.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 6.50%.

The aggregate undisbursed portion of loans-in-process amounted to $6.9 million and $6.3 million, respectively, at December 31, 2009 and September 30, 2009.

The Company also had commitments under unused lines of credit of $7.2 million and $7.7 million at December 31, 2009 and September 30, 2009, respectively, and letters of credit outstanding of $621,000 at both December 31, 2009 and September 30, 2009.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2009, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,		September 30,
	2009		2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,875	$11,875	$13,669	$13,669
Investment and mortgage-backed securities held to maturity	148,271	147,450	160,126	161,968
Investment securities and mortgage-backed securities available for sale	65,081	65,081	62,407	62,407
Loans receivable, net	256,002	260,487	256,694	262,000
Accrued interest receivable:
Loans receivable	1,429	1,429	1,419	1,419
Mortgage-backed securities	385	385	390	390
Investment securities	1,410	1,410	1,496	1,496
Federal Home Loan Bank stock	3,545	3,545	3,545	3,545

Liabilities:
NOW accounts	31,488	31,488	29,869	29,869
Money market deposit accounts	79,015	79,015	75,349	75,349
Passbook, club and statement savings accounts	69,245	69,245	66,968	66,968
Certificates of deposit	241,380	247,258	260,188	266,192
Advances from Federal Home Loan Bank	23,648	24,100	19,659	20,294
Accrued interest payable	755	755	3,463	3,463

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

10.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and September 30, 2009, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The Company adopted FASB ASC Topic 820 “Fair Value Measurement and Disclosures” effective October 1, 2008, which provides a frame work for measuring fair value under generally accepted accounting procedures. FASB ASC Topic 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels defined by FASB ASC Topic 820 hierarchy are as follows:

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

Those assets which will continue to be measured at fair value on a recurring basis as of December 31, 2009 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$1,935	$-	$1,935
Mortgage-backed securities - U.S. Government agencies		55,627		55,627
Mortgage-backed securities - Non-agency	-	7,402	78	7,480
FNMA and FHLMC preferred stock	39	-	-	39
Total	$39	$64,964	$78	$65,081

Those assets measured at fair value on a recurring basis as of September 30, 2009 were as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$1,982	$-	$1,982
Mortgage-backed securities - U.S. Government agencies	-	52,611	-	52,611
Mortgage-backed securities - Non-agency	-	7,685	82	7,767
FNMA and FHLMC preferred stock	47	-	-	47
Total	$47	$62,278	$82	$62,407

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

The following provides details of the fair value measurement activity for Level 3 of the three months ended December 31, 2009:

Measurements Using Significant Unobservable Inputs (Level 3)
Non-agency mortgage- backed securities
(Dollars in Thousands)

Balance, October 1, 2009:	$82
Total losses, realized/unrealized
Included in earnings	(1)
Included in accumulated other comprehensive loss	6
Purchases, maturities, prepayments and calls, net	(9)
Transfers from Level 3, net	-
Balance, December 31, 2009:	$78

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. UnderASC 310-10-35 Receivables-Subsequent Measurement, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $1.7 million at December 31, 2009. The collateral underlying these loans had a fair value of $719,000, resulting in specific reserves in the allowance for loan losses of $950,000.

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

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$719	$-	$719
Real estate owned	-	4,059	-	$4,059
Total	$-	$4,778	$-	$4,778

	At September 30, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$788	$-	$788
Real estate owned	-	3,622	-	$3,622
Total	$-	$4,410	$-	$4,410

11.	SUBSEQUENT EVENTS

The Company assessed events that occurred subsequent to December 31, 2009 through February 16, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on February 16, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2009.

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended September 30, 2009. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Market Overview. The continued turbulence in the economy and the current financial crisis, which began in mid-2007, resulting in housing-related credit decline, combined with a capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. The severity of the downturn in the economic conditions deteriorated into a recession during 2008 which has continued through calendar 2009. One of the primary concerns for the Company is the slump in the housing market. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves. These declines in real estate market values has also been a factor in determining the necessity to increase our allowance for loan losses through increased loan loss provisions.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended December 31, 2009.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

At December 31, 2009, the Company’s total assets were $506.2 million, a decrease of $8.5 million from $514.8 million at September 30, 2009. The decrease was primarily attributable to net decreases during the first quarter of  fiscal 2010 in the investment and mortgage-backed securities portfolio of $9.2 million. As certain government agency securities were called, the proceeds were used to fund the outflow of deposits. Partially offsetting the decrease was a mandated $2.5 million prepayment of FDIC insurance premiums during December 2009 which was not applicable to the September 30, 2009 period.

Total liabilities decreased $8.6 million to $450.3 million at December 31, 2009 from $458.9 million at September 30, 2009. The decrease was primarily the result of an $11.2 million decrease in deposits, primarily in certificates of deposit. The decrease was partially offset by an increase in advances from the Federal Home Loan Bank of $4.0 million to partially fund the net outflow of deposits. Certificates of deposit decreased as bank deposit products became less desirable due to decreases in market interest rates and our decision not to actively compete for higher cost certificate accounts.

Stockholders’ equity increased by $88,000 to $55.9 million at December 31, 2009. The largest component of changes in equity during the quarter ended December 31, 2009 was net income of $686,000, partially offset by dividends of $497,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Net income. The Company reported net income of $686,000 for the quarter ended December 31, 2009 as compared to a net loss of $993,000 for the quarter ended December 31, 2008. The improved results of operations for the quarter ended December 31, 2009, were primarily due to reduced non-interest expenses in the 2009 period as compared to a $2.2 million non-cash other than temporary impairment (“OTTI”) charge related to certain of the nonagency mortgage-backed securities received as a result of the redemption in kind of a mutual fund during the third quarter of fiscal 2008.

Net interest income. Net interest income increased $212,000 or 5.6% to $4.0 million for the three months ended December 31, 2009 as compared to $3.8 million for the same three month period in 2008. The increase was due to a $973,000 or 28.1% decrease in interest expense partially offset by a $761,000, or 10.5% decrease in interest income. The decrease in interest expense resulted primarily from a 102 basis point decrease to 2.25% in the weighted average rate paid on interest-bearing liabilities, reflecting the decrease in market rates of interest during the year, partially offset by an $18.8 million or 4.4% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the three months ended December 31, 2009, as compared to the same period in 2008. The decrease in interest income resulted primarily from a 66 basis point decline in the weighted average yield on interest-earning assets reflecting the effects of declines in market rates of interest in the 2009 period, partially offset by a $2.3 million or 0.5% increase in the average balance of interest-earning assets for the three months ended December 31, 2009 as compared to the same period in 2008.

For the quarter ended December 31, 2009, the net interest margin was 3.30%, as compared to 3.14% for the same period in 2008. The increase in the net interest margin for the 2009 period was primarily due to the large decrease in the average rates paid on interest-bearing liabilities reflecting declines in market rates of interest which were more rapidly reflected in the cost of funds due to a greater interest sensitivity of such liabilities.

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

	Three Months Ended December 31,
		2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$126,535	$1,490	4.71%	$130,742	$1,727	5.28%
Mortgage-backed securities	94,671	1,223	5.17	92,025	1,756	7.63
Loans receivable(1)	256,079	3,751	5.86	249,564	3,727	5.97
Other interest-earning assets (2)	5,100	2	0.16	7,743	17	0.88
Total interest-earning assets	482,385	6,466	5.36	480,074	7,227	6.02
Cash and non-interest-bearing balances	8,010			3,538
Other non-interest-earning assets	18,180			14,008
Total assets	$508,575			$497,620
Interest-bearing liabilities:
Savings accounts	$67,997	327	1.92	$65,007	442	2.72
Money market deposit and NOW accounts	106,462	293	1.10	92,465	606	2.62
Certificates of deposit	246,200	1,650	2.68	221,264	2,109	3.81
Total deposits	420,659	2,270	2.16	378,736	3,157	3.33
Advances from Federal Home Loan Bank	20,043	217	4.33	43,064	303	2.81
Advances from borrowers for taxes and insurance	1,476	2	0.54	1,589	2	0.50
Total interest-bearing liabilities	442,178	2,489	2.25	423,389	3,462	3.27
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,047			4,016
Other liabilities	7,449			2,907
Total liabilities	452,674			430,312
Stockholders’ equity	55,901			67,308
Total liabilities and stockholders’ equity	$508,575			$497,620
Net interest-earning assets	$40,207			$56,685
Net interest income; interest rate spread		$3,977	3.11%		$3,765	2.75%
Net interest margin(3)			3.30%			3.14%

Average interest-earning assets to average interest-bearing liabilities		109.09%			113.39%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Yield decreased substantially due to declining federal reserve overnight investment rates during the 2009 period as compared to the 2008 period.

(3)	Equals net interest income divided by average interest-earning assets.

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

Our methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance. To determine the adequacy of the allowance and the need for potential changes to the allowance, we conduct a formal analysis quarterly to assess the risk within the loan portfolio. This assessment includes analyses of historical performance, past due trends, the level of nonperforming loans, reviews of certain impaired loans, loan activity since the last quarter, consideration of current economic conditions, and other pertinent information. Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system. The resulting conclusions are reviewed and approved by senior management.

The Company established a provision for loan losses of $135,000 for the quarter ended December 31, 2009, compared to $313,000 for the comparable quarter in 2008. The larger provision for the 2008 period primarily related to a 40-unit condominium project, in which another bank acted as the lead lender, that had experienced payment delinquencies and the estimated net realizable value of the collateral was less than the loan balance. The loan was subsequently transferred to real estate owned during the second fiscal quarter of 2009. At December 31, 2009, the Company’s non-performing assets totaled $6.8 million or 1.3% of total assets. The non-performing assets consisted of one construction loan totaling $640,000, three commercial real estate loans totaling $790,000, 11 one-to four-family residential mortgage loans totaling $1.4 million and four real estate owned properties totaling $4.1 million. The allowance for loan losses totaled $2.9 million, or 1.1% of total loans and 103.4% of non-performing loans at December 31, 2009.

Non-interest income (loss). Non-interest income amounted to $19,000 for the three months ended December 31, 2009, compared with a loss of $2.0 million for the same period in 2008. The loss experienced in the 2008 period was due to OTTI charges arising from the Company’s investment in a mutual fund and the subsequent redemption in kind of such investment. The decline in the amount of losses recognized between the 2008 and 2009 periods reflected the decline in the amount of the OTTI charges from $2.2 million for the three months ended December 31, 2008 to $204,000 during the three months ended December 31, 2009 related to the non-agency mortgage-backed securities acquired as part of the June 2008 redemption in kind of the investment in the mutual fund.

Non-interest expenses. For the quarter ended December 31, 2009, non-interest expense increased $99,000 compared to the same period in 2008. The increase for the three month period was primarily due to expenses of $154,000 related to stock benefit plans which were not incurred in the 2008 period and pension contributions of $66,000 in excess of the amount recognized in the comparable period in 2008. These increases were partially offset by a decrease of $75,000 in professional services expenses in December 31, 2009 from the comparable period in 2008.

Income tax expense. The Company recognized income tax expense for the quarter ended December 31, 2009 of $622,000 compared to income tax expense of $44,000 for the three months ended December 31, 2008. The increase in income tax expense was primarily attributable to the recognition of income before taxes during the three months ended December 31, 2009 as compared to a loss before taxes in the comparable period in 2008. Also contributing to the increase was a $108,000 increase in the valuation allowance for a deferred tax asset related to a capital loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2009, our cash and cash equivalents amounted to $11.9 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $65.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2009, the Company had $10.6 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $7.2 million and letters of credit outstanding of $621,000 at December 31, 2009. Certificates of deposit at December 31, 2009 maturing in one year or less totaled $151.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. However, use of FHLB advances has been modest. At December 31, 2009, we had $23.6 million in outstanding FHLB advances and had the ability to obtain an additional $132.4 million in FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2009 and September 30, 2009 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2009:
Tier 1 capital (to average assets)
The Company	11.14%	4.0%	N/A
The Bank	10.15%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	24.68%	4.0%	N/A
The Bank	22.49%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	25.93%	8.0%	N/A
The Bank	23.74%	8.0%	10.0%

September 30, 2009:
Tier 1 capital (to average assets)
The Company	10.86%	4.0%	N/A
The Bank	9.99%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	24.59%	4.0%	N/A
The Bank	22.61%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	25.79%	8.0%	N/A
The Bank	23.81%	8.0%	10.0%

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.1% to 27.0%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 79.5%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC. For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years. For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount

	(Dollars in Thousands)

Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$11,077	$20,607	$22,936	$14,301	$145,494	$214,415
Loans receivable(3)	30,931	59,365	81,994	42,964	42,974	258,228
Other interest-earning assets(4)	8,661					8,661
Total interest-earning assets	$50,669	$79,972	$104,930	$57,265	$188,468	$481,304

Interest-bearing liabilities:

Savings accounts	$133	$145	$41,661	$13,887	$13,887	$69,713
Money market deposit and NOW accounts		39,508	56,758	5,750	5,750	107,766
Certificates of deposit	60,076	91,078	66,772	23,454		241,380
Advances from Federal Home Loan Bank	10,028	13,085	195		340	23,648
Advances from borrowers for taxes and insurance	1,810	-	-	-	-	1,810
Total interest-bearing liabilities	$72,047	$143,816	$165,386	$43,091	$19,977	$444,317

Interest-earning assets less interest-bearing liabilities	($21,378)	($63,844)	($60,456)	$14,174	$168,491	$36,987

Cumulative interest-rate sensitivity gap (5)	($21,378)	($85,222)	($145,678)	($131,504)	$36,987

Cumulative interest-rate gap as a percentage of total assets at December 31, 2009	-4.15%	-16.56%	-28.30%	-25.55%	7.19%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2009	70.33%	60.52%	61.79%	69.01%	108.32%

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

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets

	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$10,840	$(50,619)	(82.36)%	2.45%	(9.58)%
200	25,995	(35,464)	(57.70)%	5.61%	(6.42)%
100	43,698	(17,761)	(28.90)%	8.97%	(3.06)%
Static	61,459	-	-	12.03%	-
(100)	68,945	7,486	12.18%	13.14%	1.11%
(200)	69,656	8,197	13.34%	13.15%	1.12%
(300)	72,603	11,144	18.13%	13.59%	1.56%

At December 31, 2009, the Company’s NPV was $61.5 million or 12.03% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $26.0 million or 5.61% of the market value of assets. The change in the NPV ratio or Company’s sensitivity measure was a decline of 642 basis points.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

PART II

Item 1. Legal Proceedings

No material changes in the matters previously disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 has occurred.

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

Item 1A. Risk Factors

          Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company during the quarter ended December 31, 2009.

          The MHC’s purchases of the Company’s common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
October 1 – October 31, 2009	8,500	$10.12	8,500	64,648
November 1 – November 30, 2009	6,400	10.02	6,400	58,248
December 1 - December 31, 2009	17,048	9.83	17,048	41,200

Total	31,948	$9.94	31,948	41,200

Notes to the table:

(1)
On January 21, 2009, the MHC announced its second stock purchase plan (“Second Plan”) to purchase up to 198,000 shares of the Company’s common stock, or approximately 5% of the Company’s common stock held by shareholders other than the MHC.

(2)	The Second Plan was completed on December 2, 2009.

(3)	The MHC announced on December 16, 2009 that its Board of Directors approved its third stock purchase plan to purchase up to 50,000 shares of the Company’s common stock

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	February 16, 2010	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date:	February 16, 2010	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief
Financial Officer