Form 10-Q
period 2010-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2010-05-17
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51214

Prudential Bancorp, Inc. of Pennsylvania
(Exact Name of Registrant as Specified in Its Charter)
Pennsylvania	68-0593604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 Oregon Avenue Philadelphia, Pennsylvania	19145 Zip Code
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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of May 5, 2010, 10,031,472 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2010	2009
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$5,036	$4,088
Interest-bearing deposits	16,448	9,581

Total cash and cash equivalents	21,484	13,669

Investment and mortgage-backed securities held to maturity (estimated fair value—
March 31, 2010, $141,967; September 30, 2009, $161,968)	140,450	160,126
Investment and mortgage-backed securities available for sale (amortized cost—
March 31, 2010, $67,118; September 30, 2009, $63,000)	66,982	62,407
Loans receivable—net of allowance for loan losses (March 31, 2010, $2,426;
September 30, 2009, $2,732)	253,831	256,694
Accrued interest receivable:
Loans receivable	1,474	1,419
Mortgage-backed securities	368	390
Investment securities	1,383	1,496
Real estate owned	5,297	3,622
Federal Home Loan Bank stock—at cost	3,545	3,545
Office properties and equipment—net	1,981	1,992
Bank owned life insurance	5,888	5,786
Prepaid expenses and other assets	3,515	1,272
Deferred tax asset-net	2,041	2,343
TOTAL ASSETS	$508,239	$514,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,102	$2,848
Interest-bearing	434,214	429,526
Total deposits	436,316	432,374
Advances from Federal Home Loan Bank	13,637	19,659
Accrued interest payable	1,374	3,463
Advances from borrowers for taxes and insurance	1,186	1,214
Accounts payable and accrued expenses	1,019	1,703
Accrued dividend payable	501	491
Total liabilities	454,033	458,904

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,031,472 at March 31, 2010; 10,331,866 at September 30, 2009	126	126
Additional paid-in capital	53,246	52,938
Unearned ESOP shares	(3,346)	(3,457)
Treasury stock, at cost: 2,532,278 shares at March 31, 2010; 2,231,884 shares at September 30, 2009	(31,576)	(28,652)
Retained earnings	35,846	35,293
Accumulated other comprehensive loss	(90)	(391)

Total stockholders’ equity	54,206	55,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$508,239	$514,761

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,719	$3,863	$7,470	$7,590
Interest on mortgage-backed securities	1,188	1,562	2,411	3,318
Interest and dividends on investments	1,404	1,480	2,896	3,224

Total interest income	6,311	6,905	12,777	14,132

INTEREST EXPENSE:
Interest on deposits	2,086	3,202	4,357	6,361
Interest on borrowings	200	224	417	527

Total interest expense	2,286	3,426	4,774	6,888

NET INTEREST INCOME	4,025	3,479	8,003	7,244

PROVISION FOR LOAN LOSSES	250	50	385	363

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,775	3,429	7,618	6,881

NON-INTEREST INCOME (LOSS):
Fees and other service charges	118	131	243	256

Total other-than-temporary impairment losses	(43)	(3,156)	(375)	(5,310)
Portion of loss recognized in other comprehensive income, before taxes	(90)	2,509	38	2,509
Net impairment losses recognized in earnings	(133)	(647)	(337)	(2,801)

Other	77	82	176	164

Total non-interest income (loss)	62	(434)	82	(2,381)

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,324	1,262	2,685	2,330
Data processing	122	136	260	301
Professional services	143	204	285	420
Office occupancy	110	109	203	204
Depreciation	89	81	177	166
Payroll taxes	95	78	162	141
Director compensation	88	64	150	121
Deposit insurance	155	88	337	296
Real estate owned expense	58	209	74	220
Advertising	114	110	212	207
Other	363	337	671	726

Total non-interest expense	2,661	2,678	5,216	5,132

INCOME (LOSS) BEFORE INCOME TAXES	1,176	317	2,484	(632)

INCOME TAXES:
Current expense	214	350	808	853
Deferred expense (benefit)	119	15	147	(444)

Total income tax expense	333	365	955	409

NET INCOME (LOSS)	$843	$(48)	$1,529	$(1,041)

BASIC INCOME (LOSS) PER SHARE	$0.09	$(0.004)	$0.16	$(0.10)

DILUTED INCOME (LOSS) PER SHARE	$0.09	$(0.004)	$0.15	$(0.10)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:

Net income					1,529		1,529	1,529

Net unrealized holding gain on available for sale securities arising during the period, net of income tax of $41						79	79	79

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $115						222	222	222
Comprehensive income								$1,830

Cash dividends declared ($.10 per share)					(976)		(976)

Treasury stock purchased (300,394 shares)				(2,924)			(2,924)

Excess tax benefit from stock compensation		31					31

Stock option expense		109					109

Recognition and Retention Plan expense		172					172

ESOP shares committed to be released (11,310 shares)	-	(4)	111	-	-	-	107

BALANCE, March 31, 2010	$126	$53,246	$(3,346)	$(31,576)	$35,846	$(90)	$54,206

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2008	$126	$54,925	$(3,680)	$(19,481)	$37,288	$(691)	$68,487

Cumulative adjustment related to the adoption of EITF 06-10, net of tax					(256)		(256)

Cumulative adjustment related to the adoption of Reognition and Presentation, of other-than-temporary impairment, net of income tax benefit of $390.					1,148	(758)	390

Comprehensive income (loss):

Net loss					(1,041)		(1,041)	(1,041)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $928						(1,802)	(1,802)	(1,802)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $953						1,848	1,848	1,848
Comprehensive loss								$(995)

Cash dividends declared ($.10 per share)					(1,068)		(1,068)

Excess tax benefit and stock compensation		35					35

Stock option expense		52					52

Recognition and Retention Plan expense		57					57

Acquisition of restricted stock plan shares (226,148 shares)		(2,465)					(2,465)

ESOP shares committed to be released (11,310 shares)	-	4	111	-	-	-	115

BALANCE, March 31, 2009	$126	$52,608	$(3,569)	$(19,481)	$36,071	$(1,403)	$64,352

See notes to unuadited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$1,529	$(1,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	385	363
Depreciation	177	166
Net accretion of premiums/discounts	(154)	(922)
Net accretion of deferred loan fees and costs	(30)	(76)
Impairment charge on investment and mortgage-backed securities	337	2,801
Share-based compensation expense	312	144
Real estate owned writedown	18	186
Amortization of ESOP	107	115
Income from bank owned life insurance	(102)	(104)
Deferred income tax expense (benefit)	147	(444)
Excess tax benefit related to stock compensation	(31)	(35)
Changes in assets and liabilities which used cash:
Accrued interest receivable	80	245
Prepaid expenses and other assets	(2,244)	71
Accrued interest payable	(2,089)	(962)
Accounts payable and accrued expenses	(685)	(640)
Net cash used in operating activities	(2,243)	(133)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(15,990)	(49,994)
Purchase of investment and mortgage-backed securities available for sale	(9,909)	(8,770)
Loans originated or acquired	(24,224)	(35,654)
Principal collected on loans	25,040	23,206
Principal payments received on investment and mortgage-backed securities:
held-to-maturity	35,688	58,589
available-for-sale	5,586	3,899
Acquisition of FHLB stock, net	-	(925)
Purchases of equipment	(166)	(8)
Net cash provided by (used in) investing activities	16,025	(9,657)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	4,946	505
Net (decrease) increase in certificates of deposit	(1,004)	41,928
Net repayment of advances from Federal Home Loan Bank	(6,022)	(12,021)
(Decreases) increase in advances from borrowers for taxes and insurance	(28)	54
Excess tax benefit related to stock compensation	31	35
Acquisition of stock for Recognition and Retention Plan	-	(2,465)
Purchase of treasury stock	(2,924)	-
Cash dividend paid	(966)	(1,063)
Net cash (used in) provided by financing activities	(5,967)	26,973

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,815	17,183

CASH AND CASH EQUIVALENTS—Beginning of period	13,669	9,454

CASH AND CASH EQUIVALENTS—End of period	$21,484	$26,637
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$6,864	$7,850

Income taxes paid	$1,431	$2,782

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$1,692	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Dividend Payable – On March 17, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on April 30, 2010 to the shareholders of record at the close of business on April 16, 2010 which resulted in a payable of $501,000 at March 31, 2010.  A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $369,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  Using a loan from the Company, the ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants for a given plan year. As the unearned shares are released from the suspense account as the loan is repaid, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of March 31, 2010, the Company had allocated a total of 107,445 shares from the suspense account to participants and committed to release an additional 5,655 shares.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 450,200.  For the six months ended March 31, 2010, the Company recognized $100,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, in a fair value.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements.

Dividends with respect to non-vested share awards granted pursuant to the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) are held by the Trust for the benefit of the recipients and will be paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  During February 2010, the Company completed its seventh stock repurchase program.  Additionally, the Company repurchased an additional 271,000 shares during March 2010 in a separate transaction.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company through March 31, 2010 was $12.47.  The repurchased shares are available for general corporate purposes.  In addition, the MHC completed its third stock purchase plan during February 2010.  As of March 31, 2010, the MHC had purchased 468,000 shares at an average cost of $11.03 per share.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the six months ended March 31, 2010 and 2009, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.  While the FHLB has recognized losses in recent periods, it is currently not probable that the Company will not realize its cost basis since the FHLB has maintained capital levels in excess of regulatory requirements.  Management concluded that no impairment existed as of March 31, 2010.

Recent Accounting Pronouncements – In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820 “Fair Value Measurement and Disclosures”. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, that describes amendments that require some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Topic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended March 31,

	2010		2009
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$843	$843	$(48)	$(48)

Weighted average shares outstanding	9,685,542	9,685,542	10,772,473	10,772,473
Effect of common stock equivalents	-	128,338	-	49,987
Adjusted weighted average shares used in earnings per share computation	$9,685,542	$9,813,880	$10,772,473	$10,822,460
Income (loss) per share - basic and diluted	$0.09	$0.09	$(0.004)	$(0.004)

	Six Months Ended March 31,

	2010		2009
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$1,529	$1,529	$(1,041)	$(1,041)
Weighted average shares outstanding	9,721,744	9,721,744	10,676,401	10,676,401
Effect of common stock equivalents	-	143,599	-	24,568
Adjusted weighted average shares used in earnings per share computation	$9,721,744	$9,865,343	$10,676,401	$10,700,969
Income (loss) per share - basic and diluted	$0.16	$0.15	$(0.10)	$(0.10)

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)

U.S. Government agency obligations	$109,694	$615	$(582)	$109,727
Municipal obligations	914	1	-	915
Mortgage-backed securities - U.S.
Government agencies	29,842	1,483	-	31,325

Total securities held to maturity	$140,450	$2,099	$(582)	$141,967

Securities available for sale:
U.S. Government agency obligations	$4,999	$19	$(13)	$5,005
Mortgage-backed securities - U.S.
Government agencies	52,982	1,937	(222)	54,697
Mortgage-backed securities - Non-agency	9,121	70	(1,945)	7,246

Total debt securities	67,102	2,026	(2,180)	66,948

FHLMC preferred stock	16	18	-	34

Total securities available for sale	$67,118	$2,044	$(2,180)	$66,982

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$123,923	$881	$(645)	$124,159
Municipal obligations	1,970	6	-	1,976
Mortgage-backed securities - U.S.
Government agencies	34,233	1,600	-	35,833

Total securities held to maturity	$160,126	$2,487	$(645)	$161,968

Securities Available for Sale:
U.S. Government agency obligations	$2,000	$-	$(18)	$1,982
Mortgage-backed securities - U.S.
Government agencies	50,659	2,009	(57)	52,611
Mortgage-backed securities - Non-agency	10,325	6	(2,564)	7,767
Total debt securities	62,984	2,015	(2,639)	62,360

FHLMC preferred stock	16	31	-	47

Total securities available for sale	$63,000	$2,046	$(2,639)	$62,407

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2010:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$(476)	$42,473	$(106)	$9,663	$(582)	$52,136

Total securities held to maturity	(476)	42,473	-	-	(582)	52,136

Securities Available for Sale:
U.S. Government agency obligations	-	-	(13)	1,987	(13)	1,987
Mortgage-backed securities - U.S. Government agencies	(214)	10,823	(8)	857	(222)	11,680
Mortgage-backed securities - Non-agency	(603)	772	(1,342)	4,399	(1,945)	5,171

Total securities available for sale	(817)	11,595	(1,363)	7,243	(2,180)	18,838

Total	$(1,293)	$54,068	$(1,363)	$7,243	$(2,762)	$70,974

All equity securities, municipal bonds and mortgage-backed securities held to maturity were in an unrealized gain position as of March 31, 2010.

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

Management has reviewed its investment securities and determined that for the six months ended March 31, 2010 unrealized losses of $375,000 on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

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

The Company assesses whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from the open market and other sources as appropriate for the security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the six months ended March 31, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2009	$2,859

Additions for credit-related OTTI charges on previously unimpaired securities	7

Reduction for securities liquidated	(106)

Additional increases as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	330

Credit component of OTTI as of March 31, 2010	$3,090

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s.  FNMA and FHLMC  senior debt securities are also currently rated  “Aaa” by Moody’s , short-term debt is rated “Prime-1”, subordinated debt  is rated “Aa2” and preferred stock ratings are currently “Aa3”  with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid and callable securities.  The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch.  At March 31, 2010, securities in a gross unrealized loss for less than twelve months consist of 26 securities having an aggregate depreciation of 1.1% from the Company’s amortized cost basis.  Securities in a gross unrealized loss for more than twelve months consisted of seven securities having an aggregate depreciation of 0.8% from the Company’s amortized cost basis.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania.  None of the municipal bonds were in an unrealized loss position as of March 31, 2010.

US Agency Issued Mortgage-Backed Securities - At March 31, 2010, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $214,000 or 1.9% from the Company’s amortized cost basis and consisted of nine securities.  The gross unrealized loss in the category of more than 12 months was $8,000 or 0.9% of the Company’s amortized cost basis and consisted of one security.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to FNMA and FHLMC. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by FNMA and FHLMC. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of a mutual fund during 2008 and includes 72 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. For the six months ended March 31, 2010 management recognized an other than temporary impairment charge related to a portion of the portfolio securities in the amount of $375,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting primarily of Alt-A loans, home equity lines of credit and other receivables as well as whole loans. With respect to the securities collateralized by whole loans, such collateral is in many cases located in markets that have been subject to significant declines in market values. For the overall portfolio of the securities, the Company’s exposure to the declining real estate markets such as California, Nevada, Arizona and Florida is approximately 48.7%. Consequently, an additional OTTI charge was deemed to be warranted as of March 31, 2010. Of the recorded charge, a total of $337,000 was concluded to be credit related and recognized currently in earnings and $38,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of March 31, 2010, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$1,000	$1,010	$-	$-
Due after one through five years	440	440	-	-
Due after five through ten years	35,734	35,881	2,999	3,018
Due after ten years	73,434	73,311	2,000	1,987

Total	$110,608	$110,642	$4,999	$5,005

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2010	2009
	(Dollars in Thousands)
One-to-four family residential	$197,088	$201,396
Multi-family residential	4,117	4,178
Commercial real estate	20,183	19,907
Construction and land development	37,878	36,764
Commercial business	2,383	2,232
Consumer	518	586

Total loans	262,167	265,063

Undisbursed portion of loans-in-process	(6,518)	(6,281)
Deferred loan costs, net	608	644
Allowance for loan losses	(2,426)	(2,732)

Net	$253,831	$256,694

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended March 31,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of period	$2,732	$1,591
Provision for loan losses	385	363
Charge-offs	(691)	(217)
Recoveries	-	-

Balance, end of period	$2,426	$1,737

The Company established a provision for loan losses of $250,000 for the quarter ended March 31, 2010 and $385,000 for the six month period ended March 31, 2010 as compared to $50,000 and $363,000 for the comparable periods in 2009.  The increased level of provisions in the 2010 periods reflected the higher level of non-performing assets resulting from the continued weakness in the economy experienced during these periods.  At March 31, 2010, the Company’s non-performing assets totaled $7.8 million or 1.5% of total assets as compared to $5.6 million or 1.1% of total assets at September 30, 2009.  At March 31, 2010, non-performing assets consisted of five commercial real estate loans totaling $927,000, 13 one-to four-family residential mortgage loans totaling $1.6 million and seven real estate owned properties totaling $5.3 million.  The allowance for loan losses totaled $2.4 million, or 0.9% of total loans and 96.1% of non-performing loans at March 31, 2010.  The allowance for loan losses totaled $2.7 million, or 1.0% of total loans, and 137.8% of non-performing loans at September 30, 2009.

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

As of March 31, 2010 and September 30, 2009, the recorded investment in loans that are considered to be impaired was as follows:

	March 31,	September 30,
	2010	2009
	(Dollars in thousands)
Impaired loans with related allowance	$1,014	$1,661
Impaired loans without related allowance	$-	$-
Related allowance for loan losses	$172	$873

Other data for impaired loans as of March 31, 2010 and 2009 is as follow:

	For the Six Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Average impaired loans	$1,340	$4,698
Interest income recognized on impaired loans	$15	$54

5.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2010		2009

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$76,056	17.4%	$75,349	17.4%
NOW accounts	30,761	7.1	29,869	6.9
Passbook, club and statement savings	70,316	16.1	66,968	15.5
Certificates maturing in six months or less	77,215	17.7	120,636	27.9
Certificates maturing in more than six months	181,968	41.7	139,552	32.3

Total	$436,316	100.0%	$432,374	100.0%

Certificates of $100,000 and over totaled $94.0 million as of March 31, 2010 and $91.9 million as of September 30, 2009.

6.	INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2010	2009
Deferred tax assets:	(Dollars in thousands)
Unrealized loss on available for sale securities	$46	$201
Deposit premium	143	167
Allowance for loan losses	871	974
Real estate owned expenses	494	469
Nonaccrual interest	-	15
Accrued vacation	51	44
Capital loss carryforward	1,873	1,873
Impairment loss	1,477	1,363
Split dollar life insurance	81	84
Post-retirement benefits	151	154
Employee benefit plans	206	246

Total deferred tax assets	5,393	5,590
Valuation allowance	(2,661)	(2,551)
Total deferred tax assets, net of valuation allowance	2,732	3,039

Deferred tax liabilities:
Property	483	480
Mortgage servicing rights	2	4
Deferred loan fees	206	212

Total deferred tax liabilities	691	696

Net deferred tax asset	$2,041	$2,343

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption in kind of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.7 million at March 31, 2010.  The gross deferred asset related to impairment losses increased by $114,000 during the six months ended March 31, 2010 while the corresponding valuation allowance increased by $110,000, resulting in an additional income tax benefit of $4,000 corresponding to the increase in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

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

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under this plan.  Grants covering 178,882 shares have been awarded as part of the RRP. The remaining shares in the RRP Trust will be available for future awards.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of March 31, 2010, awards covering 34,646  shares were vested and no awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date.  During the three months and six months ended March 31, 2010, $97,000 and $192,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $12,000 was recognized during the three months ended March 31, 2010 while a $20,000 tax benefit was recognized during the six months ended March 31, 2010.  During the three and six months ended March 31, 2009, approximately $87,000 was recognized in compensation expense for the RRP.  A tax benefit of $30,000 was recognized during these periods.  At March 31, 2010, approximately $1.5 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized which is expected to be recongnized over approximately the next 3.75 years.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2010 is presented in the following table:

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards at beginning of fiscal year	173,228	$11.17	-	$-
Issued	5,654	9.53	173,228	11.17
Vested	(34,646)	11.17	-	-
Nonvested stock awards at the end of the period	144,236	$11.11	173,228	$11.17

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan.  To date, 315,194 incentive stock options and 127,206 non-qualified stock options have been awarded under the plan.  As of March 31, 2010, options covering 85,653 shares were vested, while none have been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of March 31, 2010 and changes during the six month period ended March 31, 2010 are presented below:

	Six Months Ended March 31, 2010
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of fiscal year	428,266	$11.17
Granted	14,134	9.53
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	442,400	$11.12
Exercisable at the end of the period	85,653	$11.17

The weighted average remaining contractual term was approximately 8.75 years for options outstanding as of March 31, 2010.  Options covering 85,653 shares were exercisable as of March 31, 2010.

The estimated fair value of options granted during fiscal 2010 was $2.76 per share.  The fair value was estimated on the date of grant in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

March 31, 2010
Dividend yield	2.10%
Expected volatility	28.95%
Risk-free interest rate	3.10%
Expected life of options	6.5 years

Compensation expense related to the Stock Option Plan is recognized ratably over the five-year vesting period in an amount which totals the fair value at the date of grant.  During the three months and six months ended March 31, 2010, $61,000 and $120,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $11,000, respectively, was recognized during the three and six months ended March 31, 2010.  During the three and six months ended March 31, 2009, approximately $56,000 was recognized in compensation expense.  A tax benefit of $5,000 was recognized during these periods.  At March 31, 2010, approximately $923,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 3.75 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2010, the Company had $15.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 6.50%.  At September 30, 2009, the Company had $11.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 6.50%.

The aggregate undisbursed portion of loans-in-process amounted to $6.5 million and $6.3 million, respectively, at March 31, 2010 and September 30, 2009.

The Company also had commitments under unused lines of credit of $7.4 million and $7.7 million at March 31, 2010 and September 30, 2009, respectively, and letters of credit outstanding of $621,000 at both March 31, 2010 and September 30, 2009.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2010, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	March 31,		September 30,
	2010		2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$21,484	$21,484	$13,669	$13,669
Investment and mortgage-backed
securities held to maturity	140,450	141,967	160,126	161,968
Investment securities and mortgage-
backed securities available for sale	66,982	66,982	62,407	62,407
Loans receivable, net	253,831	259,555	256,694	262,000
Accrued interest receivable:
Loans receivable	1,474	1,474	1,419	1,419
Mortgage-backed securities	368	368	390	390
Investment securities	1,383	1,383	1,496	1,496
Federal Home Loan Bank stock	3,545	3,545	3,545	3,545

Liabilities:
NOW accounts	30,761	30,761	29,869	29,869
Money market deposit accounts	76,056	76,056	75,349	75,349
Passbook, club and statement
savings accounts	70,316	70,316	66,968	66,968
Certificates of deposit	259,183	265,149	260,188	266,192
Advances from Federal Home
Loan Bank	13,637	13,935	19,659	20,294
Accrued interest payable	1,374	1,374	3,463	3,463

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and September 30, 2009, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The Company adopted FASB ASC Topic 820 “Fair Value Measurement and Disclosures” effective October 1, 2008, which provides a frame work for measuring fair value under generally accepted accounting principles.  FASB ASC Topic 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Those assets which will continue to be measured at fair value on a recurring basis as of March 31, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agency obligations	$-	$5,005	$-	$5,005
Mortgage-backed securities - U.S. Government agencies	-	54,697	-	$54,697
Mortgage-backed securities - Non-agency	-	7,169	77	7,246
FNMA and FHLMC preferred stock	34	-	-	34
Total	$34	$66,871	$77	$66,982

Those assets which continued to be measured at fair value on a recurring basis as of September 30, 2009 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agency obligations	$-	$1,982	$-	$1,982
Mortgage-backed securities - U.S. Government agencies	-	52,611	-	$52,611
Mortgage-backed securities - Non-agency	-	7,685	82	7,767
FNMA and FHLMC preferred stock	47	-	-	47
Total	$47	$62,278	$82	$62,407

As a result of general market conditions and the illiquidity in the market for certain non-agency mortgage-backed securities, management deemed it necessary to classify certain securities as Level 3 assets.  These securities were priced by a third party specialist utilizing recent prices for similar securities as inputs in the standard discounted cash flow model, adjusted for assumptions unobservable in the market.

The following provides details of the fair value measurement activity for Level 3 assets during the three months ended March 31, 2010:

Measurements Using Significant Unobservable Inputs (Level 3)
Non-agency mortgage-backed securities
(Dollars in Thousands)

Balance, January 1, 2010:	$78
Total losses, realized/unrealized
Included in earnings	(5)
Included in accumulated other comprehensive loss	10
Purchases, maturities, prepayments and calls, net	(6)
Transfers from Level 3, net	-
Balance, March 31, 2010:	$77

The following provides details of the fair value measurement activity for Level 3 assets during the six months ended March 31, 2010:

Measurements Using Significant Unobservable Inputs (Level 3)
Non-agency mortgage-backed securities
(Dollars in Thousands)

Balance, October 1, 2009:	$82
Total losses, realized/unrealized
Included in earnings	(6)
Included in accumulated other comprehensive loss	16
Purchases, maturities, prepayments and calls, net	(15)
Transfers from Level 3, net	-
Balance, March 31, 2010:	$77

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. UnderASC 310-10-35 Receivables-Subsequent Measurement, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $1.0 million at March 31, 2010. The collateral underlying these loans had a fair value of $842,000, resulting in specific reserves in the allowance for loan losses of $172,000.

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

 Summary of Non-Recurring Fair Value Measurements

	At March 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$842	$-	$842
Real estate owned	-	5,297	-	$5,297
Total	$-	$6,139	$-	$6,139

	At September 30, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$788	$-	$788
Real estate owned	-	3,622	-	$3,622
Total	$-	$4,410	$-	$4,410

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report  filed on Form 10-K for the year ended September 30, 2009.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Fair Value Measurements.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  At March 31, 2009, the Company’s investment in certain non-agency mortgage-backed securities were shifted from a Level 2 market value measurement to a Level 3 market value measurement.  This Level 3 market value measurement included an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  In addition, the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered.  In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans or properties transferred into real estate owned at fair value on a non-recurring basis.

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

Market Overview.  The continued turbulence in the economy and the current financial crisis, which began in mid-2007, resulting in housing-related credit decline, combined with a capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. The severity of the downturn in the economic conditions deteriorated into a recession during 2008 which continued through calendar 2009. Although there is growing evidence the U.S. economy is starting to recover, economic conditions remained weak during the first quarter of calendar 2010.  One of the primary concerns for the Company is the slump in the housing market. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors.  Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves. These declines in real estate market values has also been a factor in determining the necessity to increase our allowance for loan losses through increased loan loss provisions.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended March 31, 2010.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND SEPTEMBER 30, 2009

At March 31, 2010, the Company’s total assets were $508.2 million, a decrease of $6.5 million from $514.8 million at September 30, 2009.  The decrease was primarily attributable to net decreases in the investment and mortgage-backed securities portfolio of $15.1 million.  Partially offsetting the decrease was an increase in cash and cash equivalents of $7.8 million as a result of the proceeds from the repayment or call of investment and mortgage-backed securities.  The proceeds were held as cash pending future deployment or used to payoff borrowings.

Total liabilities decreased $4.9 million to $454.0 million at March 31, 2010 from $458.9 million at September 30, 2009.  The decrease was primarily the result of an $6.0 million decrease in advances from the Federal Home Loan Bank which were paid down as proceeds were received from the call or repayment of investment and mortgage-backed securities.  Partially offsetting the decrease in liabilities was a $3.9 million increase in deposits.

Stockholders’ equity decreased by $1.7 million to $54.2 million at March 31, 2010 from $55.9 million at September 30, 2009.  The largest component of change in equity during the six months ended March 31, 2010 reflected the cost of stock repurchases totaling $2.9 million, partially offset by net income of $1.5 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Net income.  The Company reported net income of $843,000 for the quarter ended March 31, 2010 as compared to a net loss of $48,000 for the same period in 2009.    For the six months ended March 31, 2010, the Company recognized net income of $1.5 million compared to a net loss of $1.0 million for the comparable period in 2009.  The improved results of operations for the quarter and six month periods ended March 31, 2010 were primarily due to significantly reduced non-cash other than temporary impairment (“OTTI”) charges in the 2010 periods as compared to the 2009 periods with respect to certain of the non-agency mortgage-backed securities received as a result of the redemption in kind of shares of a mutual fund during fiscal 2008.

Net interest income.  Net interest income increased $546,000 or 15.7% to $4.0 million for the three months ended March 31, 2010 as compared to $3.5 million for the same period in 2009. The increase reflected the effects of a $1.1 million or 33.3% decrease in interest expense partially offset by a $594,000 or 8.6% decrease in interest income.    The decrease in interest expense resulted primarily from a 115 basis point decrease to 2.03% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $18.5 million or 4.3% increase in the average balance of interest-bearing liabilities for the three months ended March 31, 2010, as compared to the same period in 2009.  The decrease in interest income resulted from a 54 basis point decrease to 5.19% in the weighted average yield earned on interest-earning assets partially offset by a $4.0 million or 0.8% increase in the average balance of interest-earning assets for the three months ended March 31, 2010, as compared to the same period in 2009.

For the six months ended March 31, 2010, net interest income increased $759,000 or 10.5% to $8.0 million as compared to $7.2 million for the same period in 2009. The increase was due to a $2.1 million or 30.7% decrease in interest expense partially offset by a 1.4 million or 9.6% decrease in interest income.  The decrease in interest expense resulted primarily from a 109 basis point decrease to 2.14% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $18.6 million or 4.4% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the six months ended March 31, 2010, as compared to the same period in 2009.  The decrease in interest income resulted primarily from a 59 basis point decrease to 5.28% in the weighted average yield earned on interest-earning assets partially offset by a $3.2 million or 0.7% increase in the average balance of interest-earning assets for the six months ended March 31, 2010, as compared to the same period in 2009.

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

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$120,060	$1,401	4.67%	$117,374	$1,466	5.00%
Mortgage-backed securities (1)	93,606	1,188	5.08	92,376	1,562	6.76
Loans receivable(2)	255,341	3,719	5.83	254,793	3,863	6.06
Other interest-earning assets (3)	17,280	3	0.07	17,709	14	0.32
Total interest-earning assets	486,287	6,311	5.19	482,252	6,905	5.73
Cash and non-interest-bearing balances	1,834			6,308
Other non-interest-earning assets	20,988			13,668
Total assets	$509,109			$502,228
Interest-bearing liabilities:
Savings accounts	$69,708	331	1.90	$64,722	431	2.66
Money market deposit and NOW accounts	106,688	285	1.07	93,806	536	2.29
Certificates of deposit	248,017	1,468	2.37	243,819	2,233	3.66
Total deposits	424,413	2,084	1.96	402,347	3,200	3.18
Advances from Federal Home Loan Bank	23,196	200	3.45	26,573	224	3.37
Advances from borrowers for taxes and insurance	1,761	2	0.45	1,950	2	0.41
Total interest-bearing liabilities	449,370	2,286	2.03	430,870	3,426	3.18
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	1,148			3,774
Other liabilities	2,194			2,278
Total liabilities	452,712			436,922
Stockholders’ equity	56,397			65,306
Total liabilities and stockholders’ equity	$509,109			$502,228
Net interest-earning assets	$36,917			$51,382
Net interest income; interest rate spread		$4,025	3.16%		$3,479	2.55%
Net interest margin(4)			3.31%			2.89%

Average interest-earning assets to average
interest-bearing liabilities		108.22%			111.93%

(1)	The decrease in yield of the Company’s mortgage-backed securities portfolio is primarily a result of changes in portfolio composition as well as in estimate of prepayment speed assumptions. The Company employs the effective yield method of accounting, which requires retrospective adjustments to the yield on the Company’s assets, which in turn directly affects earnings. The Company estimates yield at the time of purchase of each asset. To the extent prepayment speeds assumptions differ from Company’s estimates at the time of purchase, the Company is required to adjust the yield on that asset as well as the amortization of premium or discount taken to date on the asset. This cumulative “true up” of the amortization was taken through earnings in the 2009 period.

(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(3)	Yield substantially decreased due to declining overnight investment rates during the 2010 period as compared to the 2009 period.

(4)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$123,298	$2,891	4.69%	$124,058	$3,194	5.15%
Mortgage-backed securities (1)	94,139	2,411	5.12	92,201	3,318	7.20
Loans receivable(2)	255,710	7,470	5.84	252,179	7,590	6.02
Other interest-earning assets (3)	11,190	5	0.09	12,726	30	0.47
Total interest-earning assets	484,337	12,777	5.28	481,164	14,132	5.87
Cash and non-interest-bearing balances	2,922			4,923
Other non-interest-earning assets	19,583			13,838
Total assets	$506,842			$499,925
Interest-bearing liabilities:
Savings accounts	$68,853	657	1.91	$64,865	873	2.69
Money market deposit and NOW accounts	106,575	578	1.08	93,136	1,142	2.45
Certificates of deposit	247,108	3,119	2.52	232,542	4,342	3.73
Total deposits	422,536	4,354	2.06	390,543	6,357	3.26
Advances from Federal Home Loan Bank	21,620	417	3.86	34,819	527	3.03
Advances from borrowers for taxes and insurance	1,619	3	0.37	1,770	4	0.45
Total interest-bearing liabilities	445,775	4,774	2.14	427,132	6,888	3.23
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,098			3,895
Other liabilities	4,820			2,591
Total liabilities	452,693			433,618
Stockholders’ equity	56,149			66,307
Total liabilities and stockholders’ equity	$508,842			$499,925
Net interest-earning assets	$38,562			$54,032
Net interest income; interest rate spread		$8,003	3.13%		$7,244	2.65%
Net interest margin(4)			3.30%			3.01%

Average interest-earning assets to average interest-bearing liabilities		108.65%			112.65%

(1)
The decrease in yield of the Company’s mortgage-backed securities portfolio is primarily a result of changes in portfolio composition as well as in estimate of prepayment speed assumptions. The Company employs the effective yield method of accounting, which requires retrospective adjustments to the yield on the Company’s assets, which in turn directly affects earnings. The Company estimates yield at the time of purchase of each asset. To the extent prepayment speeds assumptions differ from Company’s estimates at the time of purchase, the Company is required to adjust the yield on that asset as well as the amortization of premium or discount taken to date on the asset. This cumulative “true up” of the amortization was taken through earnings in the 2009 period.

(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(3)	Yield substantially decreased due to declining overnight investment rates during the 2010 period as compared to the 2009 period.

(4)	Equals net interest income divided by average interest-earning assets.

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

The Company established a provision for loan losses of $250,000 for the quarter ended March 31, 2010 and $385,000 for the six month period ended March 31, 2010 as compared to $50,000 and $363,000 for the comparable periods in 2009.  The increased level of provisions in the 2010 periods reflected the higher level of non-performing assets resulting from the continued weakness in the economy experienced during these periods.  At March 31, 2010, the Company’s non-performing assets totaled $7.8 million or 1.5% of total assets as compared to $5.6 million or 1.1% of total assets at September 30, 2009.  The non-performing assets consisted of five commercial real estate loans totaling $927,000, 13 one-to four-family residential mortgage loans totaling $1.6 million and seven real estate owned properties totaling $5.3 million.  The allowance for loan losses totaled $2.4 million, or 0.9% of total loans and 96.1% of non-performing loans at March 31, 2010.  The increase in non-performing assets was due to a $1.1 million increase in loans delinquent greater than 90 days and the foreclosure of a four townhouse construction loan project.

Non-interest income (loss).  Non-interest income amounted to $62,000 and $82,000 for the three and six month periods ended March 31, 2010, compared with losses of $434,000 and $2.4 million for the same periods in 2009.  The losses experienced in the 2009 periods were due to OTTI charges arising from the Company’s investment in a mutual fund and the subsequent redemption in kind of such investment.  The decline in the amount of losses recognized between the 2009 and 2010 periods reflected the decline in the amount of the OTTI charges from $647,000 and $2.8 million for the three and six months ended March 31, 2009 to $133,000 and $337,000 during the three and six months ended March 31, 2010 related to the non-agency mortgage-backed securities received as part of the June 2008 redemption in kind of the investment in the mutual fund as the markets for such securities began to stabilize in the 2010 periods.

Non-interest expenses.  For the quarter ended March 31, 2010, non-interest expense decreased $17,000 compared to the same period in the prior year, while non-interest expense increased $84,000 for the six month period ended March 31, 2010 compared to the same period in the prior year.  The increase for the six month period was primarily due to expenses related to the implementation and expensing of awards granted under stock benefit plans which were $168,000 higher than the amount incurred in the comparable period in 2009 as these expenses were only incurred for a portion of the 2009 period.  Also contributing to the higher level of non-interest expense for the six months ended March 31, 2010 were increased costs related to an increase in actuarial computed contributions for the Company’s defined benefit pension plan which were $128,000 more than the amount recognized in the comparable period in 2009.  These increases were partially offset by a decrease of real estate owned expenses of $146,000 and a decrease of $135,000 in professional services expenses for the six month period ended March 31, 2010 from the comparable period in 2009.

Income tax expense.  The Company recorded income tax expense for the quarter and six months ended March 31, 2010 of $333,000 and $955,000, respectively, compared to income tax expense of $365,000 and $409,000, respectively, for the quarter and six months ended March 31, 2009.  Tax expense was recorded in the 2009 periods and was not fully offset by the capital losses incurred in connection with the writedown of certain of the mortgage-backed securities received in the redemption of the mutual fund.  A valuation allowance was recorded against the deferred tax asset created as a result of such recognized capital losses as capital losses are only deductible to the extent of capital gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2010, our cash and cash equivalents amounted to $21.5 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $67.0 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2010, the Company had $15.9 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $7.4 million and letters of credit outstanding of $621,000 at March 31, 2010.  Certificates of deposit at March 31, 2010 maturing in one year or less totaled $166.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At March 31, 2010, we had $13.6 million in outstanding FHLB advances and had the ability to obtain an additional $141.0 million in FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2010 and September 30, 2009 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

March 31, 2010:
Tier 1 capital (to average assets)
The Company	10.66%	4.0%	N/A
The Bank	9.77%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	21.86%	4.0%	N/A
The Bank	20.01%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	22.84%	8.0%	N/A
The Bank	20.99%	8.0%	10.0%

September 30, 2009:
Tier 1 capital (to average assets)
The Company	10.86%	4.0%	N/A
The Bank	9.99%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	24.59%	4.0%	N/A
The Bank	22.61%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	25.79%	8.0%	N/A
The Bank	23.81%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.7% to 29.0%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 80.0%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the FDIC.  For savings accounts and checking accounts, the decay rates are 60% in one to three years, 20% in three to five years and 20% in five to 10 years.  For money market accounts, the decay rates are 50% in three to 12 months and 50% in 13 to 36 months.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$14,596	$19,973	$22,358	$14,549	$136,092	$207,568
Loans receivable(3)	34,716	49,453	84,677	42,857	43,946	255,649
Other interest-earning assets(4)	19,993					19,993
Total interest-earning assets	$69,305	$69,426	$107,035	$57,406	$180,038	$483,210

Interest-bearing liabilities:
Savings accounts	$297	$194	$42,201	$14,067	$14,067	$70,826
Money market deposit and NOW accounts		38,028	54,918	5,630	5,630	104,206
Certificates of deposit	49,021	117,157	69,997	23,008		259,183
Advances from Federal Home Loan Bank	30	13,091	176	210	130	13,637
Advances from borrowers for taxes and insurance	1,186	-	-	-	-	1,186
Total interest-bearing liabilities	$50,534	$168,470	$167,292	$42,915	$19,827	$449,038

Interest-earning assets less interest-bearing liabilities	$18,771	($99,044)	($60,257)	$14,491	$160,211	$34,172

Cumulative interest-rate sensitivity gap (5)	$18,771	($80,273)	($140,530)	($126,039)	$34,172

Cumulative interest-rate gap as a percentage of total assets at March 31, 2010	3.69%	-15.79%	-27.65%	-24.80%	6.72%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2010	137.15%	63.35%	63.62%	70.63%	107.61%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of March 31, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$15,266	$(47,306)	(75.60)%	3.40%	(8.73)%
200	29,620	(32,952)	(52.66)%	6.30%	(5.83)%
100	46,666	(15,906)	(25.42)%	9.46%	(2.67)%
Static	62,572	-	-	12.13%	-
(100)	68,222	5,650	9.03%	12.92%	0.79%
(200)	71,703	9,131	14.59%	13.39%	1.26%
(300)	76,502	13,930	22.26%	14.12%	1.99%

At March 31, 2010, the Company’s NPV was $62.6 million or 12.13% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $29.6 million or 6.30% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 583 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
January 1 – January 31, 2010	9,394		$9.53	—		20,000	(1)
February 1 – February 28, 2010	20,000		9.65	20,000	(1)	—
March 1 - March 31, 2010	271,100	(2)	9.75	—		—

Total	300,394		$9.74	20,000		—

Notes to the table:

(1)	The seventh stock repurchase program was completed during February 2010.

(2)	Reflects privately negotiated repurchase of shares from Stilwell Value Partners I.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. (Removed and Reserved)

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: May 17, 2010	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: May 17, 2010	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer