Form 10-Q
period 2010-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2010-08-16
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
☐Yes	☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of August 5, 2010, 10,031,472 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2010	2009
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$16,989	$4,088
Interest-bearing deposits	39,638	9,581

Total cash and cash equivalents	56,627	13,669

Investment and mortgage-backed securities held to maturity (fair value—
June 30, 2010, $134,198; September 30, 2009, $161,968)	130,102	160,126
Investment and mortgage-backed securities available for sale (amortized cost—
June 30, 2010, $71,157; September 30, 2009, $63,000)	72,893	62,407
Loans receivable—net of allowance for loan losses (June 30, 2010, $2,536;
September 30, 2009, $2,732)	254,168	256,694
Accrued interest receivable:
Loans receivable	1,428	1,419
Mortgage-backed securities	351	390
Investment securities	1,166	1,496
Real estate owned	3,197	3,622
Federal Home Loan Bank stock—at cost	3,545	3,545
Office properties and equipment—net	1,975	1,992
Bank owned life insurance	5,939	5,786
Prepaid expenses and other assets	5,133	1,272
Deferred tax asset-net	1,736	2,343
TOTAL ASSETS	$538,260	$514,761

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,565	$2,848
Interest-bearing	459,824	429,526
Total deposits	462,389	432,374
Advances from Federal Home Loan Bank	13,626	19,659
Accrued interest payable	2,310	3,463
Advances from borrowers for taxes and insurance	1,837	1,214
Accounts payable and accrued expenses	1,159	1,703
Accrued dividend payable	502	491

Total liabilities	481,823	458,904

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 10,031,472 at June 30, 2010; 10,331,866 at September 30, 2009	126	126
Additional paid-in capital	53,389	52,938
Unearned ESOP shares	(3,290)	(3,457)
Treasury stock, at cost: 2,532,278 shares at June 30, 2010;
2,231,884 shares at September 30, 2009	(31,576)	(28,652)
Retained earnings	36,642	35,293
Accumulated other comprehensive income (loss)	1,146	(391)

Total stockholders' equity	56,437	55,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$538,260	$514,761

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,706	$3,806	$11,176	$11,396
Interest on mortgage-backed securities	1,164	1,329	3,575	4,648
Interest and dividends on investments	1,442	1,485	4,338	4,708

Total interest income	6,312	6,620	19,089	20,752

INTEREST EXPENSE:
Interest on deposits	2,152	2,972	6,509	9,333
Interest on borrowings	192	216	609	743

Total interest expense	2,344	3,188	7,118	10,076

NET INTEREST INCOME	3,968	3,432	11,971	10,676

PROVISION FOR LOAN LOSSES	110	810	495	1,173

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,858	2,622	11,476	9,503

NON-INTEREST INCOME (LOSS):
Fees and other service charges	130	114	373	369

Total other-than-temporary impairment loss	(91)	(28)	(467)	(5,338)
Portion of loss recognized in other
comprehensive income, before taxes	5	(228)	43	2,281
Net impairment loss recognized in earnings	(86)	(256)	(424)	(3,057)

Other	125	87	301	251

Total non-interest income (loss)	169	(55)	250	(2,437)

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,330	1,249	4,014	3,578
Data processing	118	126	378	427
Professional services	107	159	391	578
Office occupancy	90	89	293	294
Depreciation	91	79	268	245
Payroll taxes	61	63	223	205
Director compensation	65	80	215	201
Deposit insurance	195	467	532	763
Real estate owned expense	289	12	362	233
Advertising	107	116	319	323
Other	336	342	1,009	1,067

Total non-interest expense	2,789	2,782	8,004	7,914

INCOME (LOSS) BEFORE INCOME TAXES	1,238	(215)	3,722	(848)

INCOME TAXES:
Current expense	291	259	1,100	1,112
Deferred expense benefit	(332)	(248)	(185)	(693)

Total income tax (benefit) expense	(41)	11	915	419

NET INCOME (LOSS)	$1,279	$(226)	$2,807	$(1,267)

BASIC INCOME (LOSS) PER SHARE	$0.13	$(0.02)	$0.29	$(0.12)

DILUTED INCOME (LOSS) PER SHARE	$0.13	$(0.02)	$0.29	$(0.12)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:

Net income					2,807		2,807	2,807

Net unrealized holding gain on
available for sale securities
arising during the period, net
of income tax of $648						1,257	1,257	1,257

Reclassification adjustment for
other than temporary impairment
recognized in earnings
net of tax of $144						280	280	280

Comprehensive income								$4,344

Cash dividends declared
($.15 per share)					(1,458)		(1,458)

Treasury stock purchased (300,394 shares)				(2,924)			(2,924)

Excess tax benefit from stock compensation		70					70

Stock option expense		163					163

Recognition and Retention Plan expense		236					236

ESOP shares committed to
be released (16,965 shares)	-	(18)	167	-	-	-	149

BALANCE, June 30, 2010	$126	$53,389	$(3,290)	$(31,576)	$36,642	$1,146	$56,437

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2008	$126	$54,925	$(3,680)	$(19,481)	$37,288	$(691)	$68,487

Cumulative adjustment related to
the adoption of EITF 06-10,					(256)		(256)
net of tax

Cumulative adjustment related to
the adoption of Reognition and Presentation,
of other-than-temporary impairment, net
of income tax benefit of $390.					1,148	(758)	390

Comprehensive income (loss):

Net loss					(1,267)		(1,267)	(1,267)

Net unrealized holding loss on
available for sale securities
arising during the period, net
of income tax benefit of $1,272						(2,081)	(2,081)	(2,081)

Reclassification adjustment for
other than temporary impairment
recognized in earnings
net of tax of $1,039						2,018	2,018	2,018

Comprehensive loss								$(1,330)

Treasury stock purchased (738,000 shares)				(9,171)			(9,171)

Cash dividends declared
($.15 per share)					(1,565)		(1,565)

Excess tax benefit and stock compensation		72					72

Stock option expense		105					105

Recognition and Retention Plan expense		121					121

Acquisition of restricted stock plan shares
(226,148 shares)		(2,465)					(2,465)

ESOP shares committed to
be released (16,965 shares)	-	17	167	-	-	-	184

BALANCE, June 30, 2009	$126	$52,775	$(3,513)	$(28,652)	$35,348	$(1,512)	$54,572

See notes to unuadited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$2,807	$(1,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	495	1,173
Depreciation	268	245
Net accretion of premiums/discounts	(267)	(1,127)
Net accretion of deferred loan fees and costs	(88)	(90)
Impairment charge on investment and mortgage-backed securities	424	3,057
Share-based compensation expense	469	298
Real estate owned writedown	18	186
Compensation related to ESOP	148	184
Income from bank owned life insurance	(153)	(156)
Deferred income tax benefit	(185)	(693)
Excess tax benefit related to stock compensation	(70)	(72)
Changes in assets and liabilities which used cash:
Accrued interest receivable	360	(165)
Prepaid expenses and other assets	(3,862)	256
Accrued interest payable	(1,153)	(371)
Accounts payable and accrued expenses	(544)	(4,796)
Net cash used in operating activities	(1,333)	(3,338)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(33,989)	(91,992)
Purchase of investment and mortgage-backed securities available for sale	(18,886)	(10,792)
Loans originated or acquired	(40,431)	(51,453)
Principal collected on loans	40,858	38,582
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	64,044	89,079
Available-for-sale	10,542	6,807
Acquisition of FHLB stock, net	-	(925)
Proceeds from sale of real estate owned	2,100	-
Purchases of equipment	(251)	(16)
Net cash provided by (used in) investing activities	23,987	(20,710)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts,
and savings accounts	6,039	6,980
Net increase in certificates of deposit	23,976	48,407
Net repayment of advances from Federal Home Loan Bank	(6,033)	(12,031)
Increase in advances from borrowers for taxes and insurance	623	571
Excess tax benefit related to stock compensation	70	72
Acquisition of stock for Recognition and Retention Plan	-	(2,465)
Purchase of treasury stock	(2,924)	(9,171)
Cash dividend paid	(1,447)	(1,595)
Net cash provided by financing activities	20,304	30,768

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,958	6,720

CASH AND CASH EQUIVALENTS—Beginning of period	13,669	9,454

CASH AND CASH EQUIVALENTS—End of period	$56,627	$16,174
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$8,271	$10,447

Income taxes paid	$1,431	$1,779

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$1,692	$3,142

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the fiscal year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Dividend Payable – On June 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $.05 on the common stock of the Company payable on July 30, 2010 to the shareholders of record at the close of business on July 16, 2010 which resulted in a payable of $502,000 at June 30, 2010.  A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $371,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  Using a loan from the Company, the ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants for a given plan year. As the unearned shares are released from the suspense account as the loan is repaid, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of June 30, 2010, the Company had allocated a total of 107,445 shares from the suspense account to participants and committed to release an additional 11,310 shares.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 450,200.  For the nine months ended June 30, 2010, the Company recognized $135,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and, where appropriate, non-employees, based on fair value.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements.

Dividends with respect to non-vested share awards granted pursuant to the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) are held by the Trust for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  During February 2010, the Company completed its seventh stock repurchase program.  Additionally, the Company repurchased an additional 271,000 shares during March 2010 in a separate transaction.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company through June 30, 2010 was $12.47.  The repurchased shares are available for general corporate purposes.  In addition, the MHC completed its third stock purchase plan during February 2010 and in June 2010 announced the its fourth stock purchase program covering 50,000 shares.  As of June 30, 2010, the MHC had purchased a total of 505,564 shares at an average cost of $10.07 per share.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the nine months ended June 30, 2010 and 2009, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.  While the FHLB has recognized losses in recent periods, it is currently not probable that the Company will not realize its cost basis since the FHLB has maintained capital levels in excess of regulatory requirements.  Management concluded that no impairment existed as of June 30, 2010.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 became effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

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

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later.   The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$1,279	$1,279	$(226)	$(226)

Weighted average shares outstanding	9,502,722	9,502,722	10,359,243	10,359,243
Effect of common stock equivalents	-	88,742	-	200,852
Adjusted weighted average shares used in earnings
per share computation	$9,502,722	$9,591,464	$10,359,243	$10,560,095
Income (loss) per share - basic and diluted	$0.13	$0.13	$(0.02)	$(0.02)

	Nine Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$2,807	$2,807	$(1,267)	$(1,267)

Weighted average shares outstanding	9,648,737	9,648,737	10,531,671	10,531,671
Effect of common stock equivalents	-	127,041	-	24,568
Adjusted weighted average shares used in earnings
per share computation	$9,648,737	$9,775,778	$10,531,671	$10,556,239
Income (loss) per share - basic and diluted	$0.29	$0.29	$(0.12)	$(0.12)

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)

U.S. Government agency obligations	$101,245	$1,884	$-	$103,129
Municipal obligations	475	1	-	476
Mortgage-backed securities - U.S.
Government agencies	28,382	2,211	-	30,593

Total securities held to maturity	$130,102	$4,096	$-	$134,198

Securities available for sale:
U.S. Government agency obligations	$10,994	$218	$-	$11,212
Mortgage-backed securities - U.S.
Government agencies	51,567	3,059	(13)	54,613
Mortgage-backed securities - Non-agency	8,585	140	(1,668)	7,057

Total debt securities	71,146	3,417	(1,681)	72,882

FHLMC preferred stock	11	-	-	11

Total securities available for sale	$71,157	$3,417	$(1,681)	$72,893

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$123,923	$881	$(645)	$124,159
Municipal obligations	1,970	6	-	1,976
Mortgage-backed securities - U.S.
Government agencies	34,233	1,600	-	35,833

Total securities held to maturity	$160,126	$2,487	$(645)	$161,968

Securities Available for Sale:
U.S. Government agency obligations	$2,000	$-	$(18)	$1,982
Mortgage-backed securities - U.S.
Government agencies	50,659	2,009	(57)	52,611
Mortgage-backed securities - Non-agency	10,325	6	(2,564)	7,767
Total debt securities	62,984	2,015	(2,639)	62,360

FHLMC preferred stock	16	31	-	47

Total securities available for sale	$63,000	$2,046	$(2,639)	$62,407

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2010:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities - U.S.
Government agencies	$(13)	$1,924	$-	$-	$(13)	$1,924
Mortgage-backed securities - Non-agency	(33)	204	(1,635)	4,480	(1,668)	4,684

Total securities available for sale	(46)	2,128	(1,635)	4,480	(1,681)	6,608

All equity securities, U.S. Government agency obligations, municipal bonds and mortgage-backed securities held to maturity were in an unrealized gain position as of June 30, 2010.

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

Management has reviewed its investment securities and determined that for the nine months ended June 30, 2010 unrealized losses of $424,000 on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

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

The following is a rollforward for the nine months ended June 30, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2009	$2,859

Additions for credit-related OTTI charges on previously unimpaired securities	7

Reduction for securities liquidated	(106)

Additional increases as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	417

Credit component of OTTI as of June 30, 2010	$3,177

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody's and Standard & Poor's. All long-term debt issued by the FHLB banks is rated Aaa by Moody's and AAA by Standard and Poor's. All short-term debt is rated “Prime-1” by Moody's and A-1+ by Standard & Poor's.  FNMA and FHLMC  senior debt securities are also currently rated  "Aaa" by Moody’s , short-term debt is rated "Prime-1", subordinated debt  is rated "Aa2" and preferred stock ratings are currently "Aa3"  with "Stable" outlooks. Farm Credit Designated Bonds are high credit quality, liquid and callable securities.  None of U.S. treasury and government agency obligations were in an unrealized loss position as of June 30, 2010.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania. None of the municipal bonds were in an unrealized loss position as of June 30, 2010.

US Agency Issued Mortgage-Backed Securities - At June 30, 2010, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $13,000 or 0.03% from the Company’s amortized cost basis and consisted of two securities.  There were no gross unrealized losses in the category of more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to FNMA and FHLMC. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by FNMA and FHLMC. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of a mutual fund during 2008 and includes 70 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. For the nine months ended June 30, 2010 management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $467,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to the declining markets accountable for the balance of the OTTI charges.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of June 30, 2010. Of the recorded charge, a total of $424,000 was concluded to be credit related and recognized currently in earnings and $43,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of June 30, 2010, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $1.7 million in gross unrealized losses related to this portfolio, 41 securities had been in a loss position for longer than 12 months while six securities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	475	476	-	-
Due after five through ten years	25,260	26,034	6,996	7,165
Due after ten years	75,985	77,095	3,998	4,047

Total	$101,720	$103,605	$10,994	$11,212

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2010	2009
	(Dollars in Thousands)
One-to-four family residential	$197,763	$201,396
Multi-family residential	4,046	4,178
Commercial real estate	19,531	19,907
Construction and land development	41,662	36,764
Commercial business	715	2,232
Consumer	600	586

Total loans	264,317	265,063

Undisbursed portion of loans-in-process	(8,212)	(6,281)
Deferred loan costs, net	599	644
Allowance for loan losses	(2,536)	(2,732)

Net loans	$254,168	$256,694

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended June 30,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of period	$2,732	$1,591
Provision for loan losses	495	1,173
Charge-offs	(691)	(262)
Recoveries	-	-

Balance, end of period	$2,536	$2,502

The Company established a provision for loan losses of $110,000 for the quarter ended June 30, 2010 and $495,000 for the nine month period ended June 30, 2010 as compared to $810,000 and $1.2 million for the comparable periods in 2009.  The allowance for loan losses totaled $2.5 million, or 1.0% of total loans and 98.5% of non-performing loans at June 30, 2010.

At June 30, 2010, the Company’s non-performing assets totaled $5.8 million or 1.1% of total assets as compared to $5.6 million or 1.1% of total assets at September 30, 2009.  Non-performing assets consisted of four commercial real estate loans totaling $1.0 million, 12 one-to four-family residential mortgage loans totaling $1.3 million, one construction loan totaling $206,000 and six real estate owned properties totaling $3.2 million.  The largest real estate owned property consists of a single-family residence and an adjacent lot with a book value of $1.2 million.  This property is actively being marketed for sale.  Four of the real estate owned properties totaling $1.7 million consist of four townhouses in the same development project.  These properties are being rented at this time at sufficient levels to cover the Company’s cost of operating the properties.  The Company anticipates to be marketing the houses for sale when market conditions improve.

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

As of June 30, 2010 and September 30, 2009, the recorded investment in loans that are considered to be impaired was as follows:

	June 30,	September 30,
	2010	2009
	(Dollars in thousands)
Impaired loans with related allowance	$1,024	$1,661
Impaired loans without related allowance	$-	$-
Related allowance for loan losses	$286	$873

Other data for impaired loans as of June 30, 2010 and 2009 is as follow:

	For the Nine Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Average impaired loans	$1,235	$3,678
Interest income recognized on impaired loans	$22	$54

5.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2010		2009

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$76,419	16.5%	$75,349	17.4%
NOW accounts	31,359	6.8	29,869	6.9
Passbook, club and statement savings	70,447	15.2	66,968	15.5
Certificates maturing in six months or less	74,988	16.2	120,636	27.9
Certificates maturing in more than six months	209,176	45.3	139,552	32.3

Total	$462,389	100.0%	$432,374	100.0%

Certificates of $100,000 and over totaled $108.5 million as of June 30, 2010 and $91.9 million as of September 30, 2009.

6.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2010	2009
Deferred tax assets:	(Dollars in thousands)
Unrealized loss on available for sale securities	$-	$201
Deposit premium	131	167
Allowance for loan losses	910	974
Real estate owned expenses	274	469
Nonaccrual interest	-	15
Accrued vacation	54	44
Capital loss carryforward	1,873	1,873
Impairment loss	1,507	1,363
Split dollar life insurance	80	84
Post-retirement benefits	150	154
Employee benefit plans	252	246

Total deferred tax assets	5,231	5,590
Valuation allowance	(2,220)	(2,551)
Total deferred tax assets, net of valuation allowance	3,011	3,039

Deferred tax liabilities:
Unrealized gain on available for sale securities	591	-
Property	478	480
Mortgage servicing rights	2	4
Deferred loan fees	204	212

Total deferred tax liabilities	1,275	696

Net deferred tax asset	$1,736	$2,343

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption in kind of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.2 million at June 30, 2010.  The gross deferred asset related to impairment losses decreased by $144,000 during the nine months ended June 30, 2010 while the corresponding valuation allowance decreased by $331,000, resulting in an additional income tax benefit of $475,000 corresponding to the increase in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Consolidated Statement of Operations.  During 2009, the Internal Revenue Service concluded an audit of the Company’s tax returns for the year ended September 30, 2007 in which there was no change necessary to the Company’s tax liability.  The Company’s federal and state income tax returns for taxable years through September 30, 2006 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.	STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market at a cost of approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under this plan.  Grants covering 178,882 shares have been awarded as part of the RRP; the remaining shares in the RRP Trust will be available for future awards.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of June 30, 2010, awards covering 34,646 shares were vested and no awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the fair market value as of the grant date.  During the three months and nine months ended June 30, 2010, $97,000 and $290,000, respectively, was recognized in compensation expense for the RRP.  Tax benefits of $33,000 and $54,000, respectively, were recognized during the three and nine months ended June 30, 2010.  During the three and nine months ended June 30, 2009, approximately $97,000 and $184,000, respectively, was recognized in compensation expense for the RRP.  Tax benefits of $33,000 and $63,000, respectively, were recognized during the three and nine months ended June 30, 2009.  At June 30, 2010, approximately $1.4 million in additional compensation expense for the shares awarded to date under the terms of the RRP remained unrecognized which is expected to be recognized over approximately the next 3.5 years.

A summary of the Company’s non-vested stock award activity for the six months ended June 30, 2010 is presented in the following table:

	Nine Months Ended June 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of fiscal year	173,228	$11.17
Issued	5,654	9.53
Vested	(34,646)	11.17
Nonvested stock awards at the end of the period	144,236	$11.11

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan.  As of June30, 2010, 315,194 incentive stock options and 127,206 non-qualified stock options have been awarded under the plan.  As of June 30, 2010, options covering 85,653 shares were vested and exercisable, while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of June 30, 2010 and changes during the nine month period ended June 30, 2010 are presented below:

	Nine Months Ended June 30, 2010
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of fiscal year	428,266	$11.17
Granted	14,134	9.53
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	442,400	$11.12
Exercisable at the end of the period	85,653	$11.17

The weighted average remaining contractual term was approximately 8.5 years for options outstanding as of June 30, 2010.

The estimated fair value of options granted during fiscal 2010 was $2.76 per share.  The fair value was estimated on the date of grant in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

June 30, 2010
Dividend yield	2.10%
Expected volatility	28.95%
Risk-free interest rate	3.10%
Expected life of options	6.5 years

Compensation expense related to the Stock Option Plan is recognized ratably over the five-year vesting period in an amount which totals the fair value at the date of grant.  During the three months and nine months ended June 30, 2010, $61,000 and $181,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $17,000, respectively, was recognized during the three and nine months ended June 30, 2010.  During the three and nine months ended June 30, 2009, $59,000 and $115,000, respectively, was recognized in compensation expense for the Stock Option Plan.  Tax benefits of $5,000 and $10,000, respectively, were recognized during the three and nine months ended June 30, 2009.  At June 30, 2010, approximately $863,000 in additional compensation expense for options granted to date pursuant to the terms of the Stock Option Plan remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 3.5 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2010, the Company had $7.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 7.00%.  At September 30, 2009, the Company had $11.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.00% to 6.50%.

The aggregate undisbursed portion of loans-in-process amounted to $8.2 million and $6.3 million, at June 30, 2010 and September 30, 2009, respectively.

The Company also had commitments under unused lines of credit of $7.3 million and $7.7 million at June 30, 2010 and September 30, 2009, respectively, and letters of credit outstanding of $676,000 and $621,000 at June 30, 2010 and September 30, 2009, respectively.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2010, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	June 30,		September 30,
	2010		2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$56,627	$56,627	$13,669	$13,669
Investment and mortgage-backed
securities held to maturity	130,102	134,198	160,126	161,968
Investment securities and mortgage-
backed securities available for sale	72,893	72,893	62,407	62,407
Loans receivable, net	254,168	261,458	256,694	262,000
Accrued interest receivable:
Loans receivable	1,428	1,428	1,419	1,419
Mortgage-backed securities	351	351	390	390
Investment securities	1,166	1,166	1,496	1,496
Federal Home Loan Bank stock	3,545	3,545	3,545	3,545

Liabilities:
NOW accounts	31,359	31,359	29,869	29,869
Money market deposit accounts	76,419	76,419	75,349	75,349
Passbook, club and statement
savings accounts	70,447	70,447	66,968	66,968
Certificates of deposit	284,164	290,190	260,188	266,192
Advances from Federal Home
Loan Bank	13,626	13,757	19,659	20,294
Accrued interest payable	2,310	2,310	3,463	3,463

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and September 30, 2009, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets which will continue to be measured at fair value on a recurring basis as of June 30, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agency obligations	$-	$11,212	$-	$11,212
Mortgage-backed securities - U.S. Government agencies	-	54,613	-	$54,613
Mortgage-backed securities - Non-agency	-	6,982	75	7,057
FNMA and FHLMC preferred stock	11	-	-	11
Total	$11	$72,807	$75	$72,893

Those assets which continued to be measured at fair value on a recurring basis as of September 30, 2009 were as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government agency obligations	$-	$1,982	$-	$1,982
Mortgage-backed securities - U.S. Government agencies	-	52,611	-	$52,611
Mortgage-backed securities - Non-agency	-	7,685	82	7,767
FNMA and FHLMC preferred stock	47	-	-	47
Total	$47	$62,278	$82	$62,407

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

The following provides details of the fair value measurement activity for Level 3 assets during the three months ended June 30, 2010:

Measurements Using Significant Unobservable Inputs (Level 3)
Non-agency mortgage- backed securities
(Dollars in Thousands)

Balance, April 1, 2010:	$77
Total (losses) gains, realized/unrealized:
Included in earnings	(5)
Included in accumulated other comprehensive loss	9
Purchases, maturities, prepayments and calls, net	(6)
Transfers from Level 3, net	-
Balance, June 30, 2010:	$75

The following provides details of the fair value measurement activity for Level 3 assets during the nine months ended June 30, 2010:

Measurements Using Significant Unobservable Inputs (Level 3)
Non-agency mortgage- backed securities
(Dollars in Thousands)

Balance, October 1, 2009:	$82
Total (losses) gains, realized/unrealized:
Included in earnings	(11)
Included in accumulated other comprehensive loss	25
Purchases, maturities, prepayments and calls, net	(21)
Transfers from Level 3, net	-
Balance, June 30, 2010:	$75

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and loans or properties securing loans transferred into real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under ASC 310-10-35 Receivables-Subsequent Measurement, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $1.0 million at June 30, 2010. The collateral underlying these loans had a fair value of $738,000, resulting in specific reserves in the allowance for loan losses of $286,000.

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

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2010
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$738	$-	$738
Real estate owned	-	3,197	-	$3,197
Total	$-	$3,935	$-	$3,935

	At September 30, 2009
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$788	$-	$788
Real estate owned	-	3,622	-	$3,622
Total	$-	$4,410	$-	$4,410

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report  filed on Form 10-K for the year ended September 30, 2009.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Fair Value Measurements.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  At June 30, 2009, the Company’s investment in certain non-agency mortgage-backed securities were shifted from a Level 2 market value measurement to a Level 3 market value measurement.  This Level 3 market value measurement included an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary in accordance with GAAP.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  In addition, the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered.  In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

Income Taxes.  The Company accounts for income taxes in accordance with GAAP.  The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

Market Overview.  The continued turbulence in the economy and the current financial crisis, which began in mid-2007, resulting in a housing-related credit decline, combined with a capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. The severity of the downturn in the economic conditions deteriorated into a recession during 2008 which continued through calendar 2009. Although there is growing evidence the U.S. economy is starting to recover, economic conditions remained weak during the first half of calendar 2010 with some evidence that the rate of recovery was slower than anticipated.  One of the primary concerns for the Company is the slump in the housing market. While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors.  Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves. These declines in real estate market values has also been a factor in determining the necessity to increase our allowance for loan losses through increased loan loss provisions.

The decline in real estate market values and the increase in defaults on the underlying collateral have caused illiquidity in the financial markets which has led to the devaluation in particular of certain non-agency securities. The Company continues to be impacted by continued pressure in the capital markets with respect to the value of our non-agency mortgage-backed securities and collateralized mortgage obligations, leading to the determination that the declines in the fair value were other-than-temporary resulting in the occurrence of other-than-temporary impairment (“OTTI”) charges.

Despite the current market and economic conditions, the Company continues to maintain a strong capital position.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended June 30, 2010.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND SEPTEMBER 30, 2009

At June 30, 2010, the Company’s total assets were $538.3 million, an increase of $23.5 million from $514.8 million at September 30, 2009.  The increase was almost exclusively due to an increase in cash and cash equivalents of $43.0 million, primarily due to the $30.0 million increase in deposits.  Also contributing to the increase was a $3.9 increase in prepaid expenses and other assets due to an industry wide mandated pre-payment of FDIC deposit insurance premiums in fiscal 2010 with a current balance of $2.2 million and the establishment of an $1.8 million account receivable related to the sale of a real estate owned property which settled in June 2010.  Partially offsetting the increases was a net decrease in the investment and mortgage-backed securities portfolio of $19.5 million due primarily to calls for redemption of investments.  The proceeds were held as cash pending future deployment or used to reduce outstanding borrowings.

Total liabilities increased $22.9 million to $481.8 million at June 30, 2010 from $458.9 million at September 30, 2009 primarily as a result of a $30.0 million increase in deposits, primarily certificates of deposit.   Partially offsetting the increase in deposits was a $6.0 million decrease in advances from the Federal Home Loan Bank of Pittsburgh.

Stockholders’ equity increased by $580,000 to $56.4 million at June 30, 2010 from $55.9 million at September 30, 2009.  The increase was primarily due to net income of $2.8 million combined with an increase in accumulated other comprehensive income of $1.5 million due to increases in market values of available for sale securities and an increase of $618,000 related to the amortization of stock benefit plans.  These increases were partially offset by the cost of stock repurchases totaling $2.9 million and cash dividends on common stock aggregating $1.5 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Net income.  The Company reported net income of $1.3 million for the quarter ended June 30, 2010 as compared to a net loss of $226,000 for the same period in 2009.    For the nine months ended June 30, 2010, the Company recognized net income of $2.8 million compared to a net loss of $1.3 million for the comparable period in 2009.  The improved results of operations for the quarter and nine months ended June 30, 2010 reflected the effect of significantly reduced non-cash OTTI charges in the 2010 periods as compared to the 2009 periods with respect to certain of the non-agency mortgage-backed securities received as a result of the redemption in kind during fiscal 2008 of the Company’s investment in a mutual fund.  Also contributing to the improved results were reductions in the deferred tax asset valuation reserve, which reduced income tax expense incurred in the 2010 periods.

Net interest income.  Net interest income increased $536,000 or 15.6% to $4.0 million for the three months ended June 30, 2010 as compared to $3.4 million for the same period in 2009. The increase reflected the effect of a $844,000 or 26.5% decrease in interest expense partially offset by a $308,000 or 4.7% decrease in interest income.  The decrease in interest expense resulted primarily from an 82 basis point decrease to 2.02% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $15.8 million or 3.5% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the three months ended June 30, 2010, as compared to the same period in 2009.  The decrease in interest income resulted from a 29 basis point decrease to 5.13% in the weighted average yield earned on interest-earning assets partially offset by a $3.7 million or 0.8% increase in the average balance of interest-earning assets for the three months ended June 30, 2010, as compared to the same period in 2009.

For the nine months ended June 30, 2010, net interest income increased $1.3 million or 12.1% to $12.0 million as compared to $10.7 million for the same period in 2009. The increase was due to a $3.0 million or 29.4% decrease in interest expense partially offset by a $1.7 million or 8.0% decrease in interest income.  The decrease in interest expense resulted primarily from a 99 basis point decrease to 2.10% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $17.7 million or 4.1% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the nine months ended June 30, 2010, as compared to the same period in 2009.  The decrease in interest income resulted primarily from a 49 basis point decrease to 5.23% in the weighted average yield earned on interest-earning assets partially offset by a $3.4 million or 0.7% increase in the average balance of interest-earning assets for the nine months ended June 30, 2010, as compared to the same period in 2009.

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

	Three Months
	Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$123,223	$1,435	4.66%	$125,073	$1,479	4.73%
Mortgage-backed securities	91,100	1,164	5.11	93,661	1,329	5.68
Loans receivable(1)	252,876	3,706	5.86	253,435	3,806	6.01
Other interest-earning assets	24,912	7	0.11	16,235	6	0.15
Total interest-earning assets	492,111	6,312	5.13	488,404	6,620	5.42
Cash and non-interest-bearing balances	11,539			12,502
Other non-interest-earning assets	21,608			18,454
Total assets	$525,258			$519,360
Interest-bearing liabilities:
Savings accounts	$69,689	300	1.72	$65,083	313	1.92
Money market deposit and NOW accounts	105,478	283	1.07	98,892	410	1.66
Certificates of deposit	273,844	1,568	2.29	263,173	2,247	3.42
Total deposits	449,011	2,151	1.92	427,148	2,970	2.78
Advances from Federal Home Loan Bank	13,630	192	5.63	19,673	216	4.39
Advances from borrowers for taxes and
insurance	1,644	1	0.24	1,661	2	0.48
Total interest-bearing liabilities	464,285	2,344	2.02	448,482	3,188	2.84
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,334			3,181
Other liabilities	3,317			6,484
Total liabilities	469,936			458,147
Stockholders' equity	55,322			61,213
Total liabilities and stockholders' equity	$525,258			$519,360
Net interest-earning assets	$27,826			$39,922
Net interest income; interest rate spread		$3,968	3.11%		$3,432	2.58%
Net interest margin(2)			3.23%			2.81%

Average interest-earning assets to average
interest-bearing liabilities		105.99%			108.90%
___________________________
(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$123,273	$4,325	4.68%	$124,396	$4,583	4.91%
Mortgage-backed securities (1)	93,126	3,575	5.12	92,687	4,648	6.69
Loans receivable(2)	254,765	11,176	5.85	252,597	11,396	6.02
Other interest-earning assets (3)	15,764	13	0.11	13,896	125	1.20
Total interest-earning assets	486,928	19,089	5.23	483,576	20,752	5.72
Cash and non-interest-bearing balances	7,128			7,449
Other non-interest-earning assets	20,258			15,377
Total assets	$514,314			$506,402
Interest-bearing liabilities:
Savings accounts	$69,131	957	1.85	$64,937	1,186	2.44
Money market deposit and NOW accounts	106,210	861	1.08	95,054	1,552	2.18
Certificates of deposit	256,020	4,687	2.44	242,752	6,589	3.62
Total deposits	431,361	6,505	2.01	402,743	9,327	3.09
Advances from Federal Home Loan Bank	18,956	609	4.28	29,770	743	3.33
Advances from borrowers for taxes and
insurance	1,627	4	0.33	1,733	6	0.46
Total interest-bearing liabilities	451,944	7,118	2.10	434,246	10,076	3.09
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,176			3,657
Other liabilities	4,321			3,890
Total liabilities	458,441			441,793
Stockholders' equity	55,873			64,609
Total liabilities and stockholders' equity	$514,314			$506,402
Net interest-earning assets	$34,984			$49,330
Net interest income; interest rate spread		$11,971	3.13%		$10,676	2.63%
Net interest margin(4)			3.28%			2.94%

Average interest-earning assets to average
interest-bearing liabilities		107.74%			111.36%

(1)
The decrease in yield of the Company's mortgage-backed securities portfolio is primarily a result of changes in portfolio composition as well as in estimate of prepayment speed assumptions. The Company employs the effective yield method of accounting, which requires retrospective adjustments to the yield on the Company's assets, which in turn directly affects earnings. The Company estimates yield at the time of purchase of each asset. To the extent prepayment speeds assumptions differ from Company’s estimates at the time of purchase, the Company is required to adjust the yield on that asset as well as the amortization of premium or discount taken to date on the asset. This cumulative "true up" of the amortization was taken through earnings in the 2009 period.

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

The Company established a provision for loan losses of $110,000 for the quarter ended June 30, 2010 and $495,000 for the nine month period ended June 30, 2010 as compared to $810,000 and $1.2 million for the comparable periods in 2009.  The allowance for loan losses totaled $2.5 million, or 1.0% of total loans and 98.5% of non-performing loans at June 30, 2010.  At June 30, 2010, the Company’s non-performing assets totaled $5.8 million or 1.1% of total assets as compared to $5.6 million or 1.1% of total assets at September 30, 2009.  Non-performing assets consisted of four commercial real estate loans totaling $1.0 million, 12 one-to four-family residential mortgage loans totaling $1.3 million, one construction loan totaling $206,000 and six real estate owned properties totaling $3.2 million.  The largest real estate owned property consists of a single-family residence and an adjacent lot with a book value of $1.2 million.  This property is actively being marketed for sale.  Four of the real estate owned properties totaling $1.7 million consist of four townhouses in the same development project.  These properties are being rented at this time at sufficient levels to cover the Company’s cost of operating the properties.  The Company anticipates to be marketing the houses for sale when market conditions improve.

Non-interest income (loss).  Non-interest income amounted to $169,000 and $250,000 for the three and nine month periods ended June 30, 2010, compared with losses of $55,000 and $2.4 million for the same periods in 2009.  The losses incurred in the 2009 periods were due to OTTI charges related to the securities received as a result of the Company’s redemption in kind in June 2008 of its entire investment in a mutual fund.  The decline in the amount of losses recognized between the 2009 and 2010 periods reflected the decline in the amount of the OTTI charges from $256,000 and $3.1 million, respectively, for the three and nine months ended June 30, 2009 to $86,000 and $424,000, respectively, during the three and nine months ended June 30, 2010 related to the non-agency mortgage-backed securities received as part of the redemption in kind as the markets for such securities began to stabilize during the 2010 periods.

Non-interest expenses.  For the quarter ended June 30, 2010, non-interest expense increased $7,000 compared to the same period in the prior year, while non-interest expense increased $90,000 for the nine month period ended June 30, 2010 compared to the same period in the prior year.  The increase for the three month period ended June 30, 2010 primarily related to the loss on sale and expenses associated with a real estate owned property during the 2010 period, which were $277,000 in excess of the amount of such expenses incurred during the 2009 period.  These expenses primarily related to the sale of a condominium project in which another bank had acted as the lead lender and which was classified as real estate owned during the quarter ended June 30, 2009.  During the quarter ended June 30, 2010, the property was sold by the lead lender.  This increase was partially offset by a decrease of $272,000 in deposit insurance premiums for the June 30, 2010 quarter from the comparable period in 2009 as there was a one-time special assessment during 2009.  The increase for the nine month period ended June 30, 2010 was primarily due to increased costs related to an increase in actuarially computed contributions for the Company’s defined benefit pension plan which were $189,000 more than the amount recognized in the comparable period in 2009.   Also contributing to the higher level of non-interest expense were expenses related to the implementation and expensing of awards granted under the Company’s stock benefit plans which were implemented in January 2009.  These expenses were $171,000 higher in the 2010 period than the amount incurred in the comparable period in 2009 as these expense were only incurred for a portion of the 2009 period.  These increases were partially offset by a decrease of $231,000 in deposit insurance premiums in June 30, 2010 from the comparable period in 2009 as the expenses in the 2009 period reflected the effect of a one-time special assessment by the FDIC.

Income tax expense.  The Company recorded income an income tax benefit for the quarter ended June 30, 2010 of $41,000 and income tax expense of $915,000 for the nine month period ended June 30, 2010 compared to income tax expense of $11,000 and $419,000, respectively, for the quarter and nine months ended June 30, 2009.  The benefit for the June 30, 2010 quarter was related to a reduction in the valuation allowance of the Company’s deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2010, our cash and cash equivalents amounted to $56.6 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $72.9 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2010, the Company had $7.3 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $7.3 million and letters of credit outstanding of $676,000 at June 30, 2010.  Certificates of deposit at June 30, 2010 maturing in one year or less totaled $208.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At June 30, 2010, we had $13.6 million in outstanding FHLB advances and had the ability to obtain an additional $138.1 million in FHLB advances.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2010 and September 30, 2009 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2010:
Tier 1 capital (to average assets):
Company	10.53%	4.0%	N/A
Bank	9.58%	4.0%	5.0%

Tier 1 capital (to risk weighted assets):
Company	22.08%	4.0%	N/A
Bank	20.09%	4.0%	6.0%

Total capital (to risk weighted assets):
Company	23.10%	8.0%	N/A
Bank	21.10%	8.0%	10.0%

September 30, 2009:
Tier 1 capital (to average assets):
Company	10.86%	4.0%	N/A
Bank	9.99%	4.0%	5.0%

Tier 1 capital (to risk weighted assets):
Company	24.59%	4.0%	N/A
Bank	22.61%	4.0%	6.0%

Total capital (to risk weighted assets):
Company	25.79%	8.0%	N/A
Bank	23.81%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.6% to 30.0%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 85.0%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 33.9%, 6.9% and 17.1%, respectively.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$17,871	$33,003	$15,170	$17,690	$117,524	$201,258
Loans receivable(3)	28,001	62,313	79,288	46,967	39,536	256,105
Other interest-earning assets(4)	43,183	-	-	-	-	43,183
Total interest-earning assets	$89,055	$95,316	$94,458	$64,657	$157,060	$500,546

Interest-bearing liabilities:
Savings accounts	$1,669	$3,679	$4,887	$2,611	$57,941	$70,787
Money market deposit and NOW accounts	2,557	7,673	20,464	23,584	50,595	104,873
Certificates of deposit	32,790	175,989	53,139	22,246	-	284,164
Advances from Federal Home Loan Bank	13,032	98	156	340	-	13,626
Advances from borrowers for taxes and insurance	1,837	-	-	-	-	1,837
Total interest-bearing liabilities	$51,885	$187,439	$78,646	$48,781	$108,536	$475,287

Interest-earning assets
less interest-bearing liabilities	$37,170	$(92,123)	$15,812	$15,876	$48,524	$25,259

Cumulative interest-rate sensitivity gap (5)	$37,170	$(54,953)	$(39,141)	$(23,265)	$25,259

Cumulative interest-rate gap as a
percentage of total assets at June 30, 2010	6.91%	-10.21%	-7.27%	-4.32%	4.69%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at June 30, 2010	171.64%	77.04%	87.69%	93.66%	105.31%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of June 30, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$57,345	$(34,090)	(37.28)%	11.82%	(4.81)%
200	68,910	(22,525)	(24.63)%	13.61%	(3.02)%
100	81,947	(9,488)	(10.38)%	15.48%	(1.15)%
Static	91,435	-	-	16.63%	-
(100)	89,117	(2,318)	(2.54)%	15.94%	(0.69)%
(200)	86,105	(5,330)	(5.83)%	15.21%	(1.42)%
(300)	83,278	(8,157)	(8.92)%	14.55%	(2.08)%

At June 30, 2010, the Company’s NPV was $91.4 million or 16.63% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $68.9 million or 13.61% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 302 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock made during the quarter ended June 30, 2010

The Mutual Holding Company’s purchases of Company common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
April 1 – April 30, 2010	-	$-	-	50,000
May 1 – May 31, 2010	-	-	-	50,000
June 1 - June 30, 2010	37,654	6.57	37,564	12,346

Total	37,654	$6.57	37,564	12,346

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: August 16, 2010	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: August 16, 2010	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer