Form 10-K
period 2010-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2010-12-23
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $8.44 on March 31, 2010, the last business day of the Registrant’s second quarter was $15.6 million (10,031,472 shares outstanding less 8.2 million shares held by affiliates at $8.44 per share).  Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 15, 2010 there were 10,031,472 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. of Pennsylvania and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2010

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to Prudential Bancorp Inc. of Pennsylvania’s (the “Company” or “Prudential Bancorp”) control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp, Inc. is a Pennsylvania corporation which was organized as a mid-tier holding company for our bank, Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the “Bank” or “Prudential Savings Bank”).  Our Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank.  As of September 30, 2010, the Company, on a consolidated basis, had total assets of approximately $529.1 million, total deposits of approximately $464.5 million, and total stockholders’ equity of approximately $57.0 million.

The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in March 2005.  Prudential Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2010, Prudential Mutual Holding Company owns 74.6% (7,478,062 shares) of the Company’s outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

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

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans in our market area.  Traditionally, our Bank focused on originating long-term single-family residential mortgage loans for portfolio.  This focus has continued in recent years as we have decreased in recent periods our involvement in construction and land development lending due to adverse market conditions.  Construction and land development loans decreased from $82.8 million or 32.3% of the total loan portfolio at September 30, 2006 to $40.7 million or 15.5% of our total loan portfolio at September 30, 2010.  If there is improvement in the real estate market, our involvement in such lending may increase in the future.  See “Asset Quality”.

The investment and mortgage-backed securities portfolio has decreased over the past year from $222.5 million at September 30, 2009 to $185.1 million at September 30, 2010 as a result of security redemptions, the proceeds of which are being held as cash and cash equivalents pending future deployment.  A significant portion of our investment securities consist of debt and mortgage-backed securities issued by Government Sponsored Enterprises (“GSEs”) or U.S. government agencies.  At September 30, 2010, our $185.1 million of investment and mortgage-backed securities had an aggregate gross unrealized loss of $1.1 million which reflected primarily unrealized losses related to our non-agency mortgage-backed securities portfolio due in large part to continued turbulence in the mortgage industry.

In addition to offering loans and deposits we also offer, on an agency basis, securities and insurance products to our customers through an affiliation with a third-party broker-dealer.

At September 30, 2010, the Company’s non-performing assets totaled $6.7 million or 1.3% of total assets as compared to $5.6 million or 1.1% of total assets at September 30, 2009.  Non-performing assets consisted of five commercial real estate loans totaling $1.5 million, 18 one-to four-family residential mortgage loans totaling $1.8 million, one construction loan totaling $206,000 and six real estate owned properties totaling $3.2 million.  At such date, the largest real estate owned property consisted of a single-family residence and an adjacent lot with an aggregate book value of $1.2 million.  This property was sold during December 2010 at an approximate $150,000 additional loss which will be recognized during the first quarter of fiscal 2011.  Four of the real estate owned properties totaling $1.7 million consist of four townhouses in the same development project.  These properties are being rented at rent rates sufficient to cover the Company’s costs of operating the properties.  The Company anticipates that it will market the houses for sale when real estate market conditions improve.  The allowance for loan losses totaled $3.2 million, or 1.2% of total loans and 90.6% of non-performing loans at September 30, 2010.  See “Asset Quality”.

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

Since 2008, the Philadelphia area has been affected by the downturn in the national economy.  Manufacturers and retailers reported declines.  Overall credit quality on bank loans deteriorated and residential real estate sales, construction activity, and commercial real estate investment declined.  This deterioration in the local economy  had a negative impact on our loan portfolio which was the primary factor in our determination to increase the allowance for loan losses.  See “Asset Quality”.

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

Lending Activities

General.  At September 30, 2010, our net loan portfolio totaled $255.1 million or 48.2% of total assets.  Historically, our principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family” homes secured by properties located in our market area.  Since the 2006 period, our one-to four-family residential loans increased while the construction loan portfolio decreased as market conditions became less favorable for construction lending.

The types of loans that we may originate are subject to federal and state laws and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$197,164	74.96%	$201,396	75.98%	$191,344	74.02%	$159,945	67.85%	$155,454	60.69%
Multi-family residential	4,006	1.52%	4,178	1.58%	2,801	1.08%	4,362	1.85%	5,074	1.98%
Commercial real estate	19,710	7.49%	19,907	7.51%	20,518	7.94%	18,019	7.64%	11,339	4.42%
Construction and land development	40,650	15.46%	36,764	13.87%	42,634	16.49%	52,429	22.24%	82,800	32.33%
Total real estate loans	261,530	99.43%	262,245	98.94%	257,297	99.53%	234,755	99.58%	254,667	99.42%
Commercial business	893	0.34%	2,232	0.84%	465	0.18%	155	0.07%	234	0.09%
Consumer	595	0.23%	586	0.22%	739	0.29%	832	0.35%	1,239	0.49%
Total loans	263,018	100.00%	265,063	100.00%	258,501	100.00%	235,742	100.00%	256,140	100.00%
Less:
Undisbursed portion of loans in process	5,366		6,281		13,515		15,897		36,257
Deferred loan costs	(590)		(644)		(574)		(315)		(153)
Allowance for loan losses	3,151		2,732		1,591		1,011		618
Net loans	$255,091		$256,694		$243,969		$219,149		$219,418

(1)	Includes home equity loans and lines of credit totaling $10.3 million and $13.0 million, respectively, as of September 30, 2010.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of September 30, 2010, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2010 in:
One year or less	$2,676	$-	$1,655	$29,338	$212	$68	$33,949
After one year through two years	1,583	9	486	3,323	-	29	5,430
After two years through three years	8,991	221	981	5,149	4	53	15,399
After three years through five years	6,722	180	4,400	2,840	18	291	14,451
After five years through ten years	49,141	2,448	10,430	-	147	154	62,320
After ten years through fifteen years	76,898	1,066	1,317	-	368	-	79,649
After fifteen years	51,153	82	441	-	144	-	51,820
Total	$197,164	$4,006	$19,710	$40,650	$893	$595	$263,018

   The following table shows the dollar amount of all loans due after one year from September 30, 2010, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$184,762	$9,726	$194,488
Multi-family residential	4,006	-	4,006
Commercial real estate	17,912	143	18,055
Construction and land development	13	11,299	11,312
Commercial business	681	-	681
Consumer	527	-	527
Total	$207,901	$21,168	$229,069

(1)  Includes home equity loans and lines of credit.

The Company originates one, three, and five year adjustable-rate mortgages.  None of these mortgages had artificially low initial interest rates at the date of origination commonly known as “teaser rates”.

Loan Originations.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  We also use loan correspondents and brokers as a source for a substantial part of our residential mortgage loans, either having them originate such loans using our documentation or purchasing such loans from them immediately upon closing.  Loans obtained from loan correspondents are underwritten using the same underwriting standards as loans originated internally.  Consumer loan applications are taken at any of our offices while loan applications for all other types of loans are taken only at our main office.  All loan applications are processed and underwritten centrally at our main office.

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by our board of directors. The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this Annual Report on Form 10-K by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both September 30, 2010 and September 30, 2009, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  Prudential Savings Bank does not originate subprime loans.

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

We have sold participation interests in construction and land development loans originated by us to other institutions in our market area.  When we have sold participation interests, it has been done without recourse.  We generally have sold participation interests in loans only when a loan would exceed our loan to one borrower limits.  With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.  In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors.  Such sales provide for a limited amount of recourse.  At September 30, 2010, our recourse exposure was approximately $64,000.

As part of our loan policy, we are permitted, subject to certain exceptions as approved by our loan committee, to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and reserve for loan losses.  At September 30, 2010, the Bank’s loans to one borrower limit pursuant to our loan policy was approximately $8.1 million.  At September 30, 2010, our three largest loans to one borrower and related entities amounted to $11.0 million, $10.0 million, and $9.5 million.  All of such loans were performing in accordance with their terms, as revised, and primarily consist of loans to fund single-family residential construction projects.  Policy exceptions were made related to these borrowing relationships during fiscal  2010 in order to protect the Bank’s security interest in the existing loans.  For more information on such loans, see “Lending Activities - Construction and Land Development Lending”.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2010	2009	2008
	(In Thousands)
Loan originations (1)
One- to four-family residential	$28,120	$46,296	$51,289
Multi-family residential	300	459	-
Commercial real estate	915	1,855	3,124
Construction and land development	20,929	15,399	15,933
Commercial business	2,941	4,551	5,464
Consumer	302	493	773
Total loan originations	53,507	69,053	76,583
Loans purchased	-	-	-
Total loans originated and acquired	53,507	69,053	76,583
Loans sold	-	-	-
Loans transferred to real estate owned	1,692	3,142	1,651
Loan principal repayments	52,456	51,868	49,281
Total loans sold and principal repayments	54,148	55,010	50,932
Decrease due to other items, net (2)	(962)	(1,318)	(831)
Net (decrease) increase in loan portfolio	$(1,603)	$12,725	$24,820

(1)	Includes loan participations with other lenders.

(2)
Other items consist of loans in process, deferred fees and the allowance for loan losses.  The 2010 balance consisted primarily of the $1.1 million loan loss provision expense offset by an $148,000 accretion of deferred loan fee income.  The 2009 balance consisted primarily of the $1.4 million loan loss provision offset by an $85,000 accretion of deferred loan fee income.  The 2008 balance consisted primarily of  $1.1 million loan loss provision expense offset by a $253,000 accretion of deferred loan fee income.

One- to Four-Family Residential Mortgage Lending.  Our primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in our market area.  Our single-family residential mortgage loans are obtained through our lending department and branch personnel and through correspondents.  The balance of such loans increased from $155.5 million, or 60.7% of total loans at September 30, 2006 to $197.2 million, or 75.0% of total loans at September 30, 2010.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are accepted only at our main office.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board.  All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program.  We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.  We also offer adjustable-rate mortgage (“ARM”) and balloon loans, which are structured as shorter term fixed-rate loans (generally 15 years or less) followed by a final payment of the full amount of the principal due at the maturity date.  However, due to local market conditions, our originations of such loans have been limited in recent years.  At September 30, 2010, $8.6 million, or 4.9%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $10.3 million and $13.0 million, respectively, at September 30, 2010.  The unused portion of home equity lines was $5.2 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office.  While there has been recent decline in some collateral values, our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending.  We have been an active originator of construction and land development loans for more than 25 years.   Construction loan originations in recent years have been a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates.  However, since 2006, our construction loan portfolio has decreased as market conditions made these loans less desirable due to a weakening of the real estate market which has caused slower sales and reduced housing prices in certain instances.  We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects.  Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties.  At September 30, 2010, our construction and loan development loans amounted to $40.7 million, or 15.5% of our total loan portfolio.  This amount includes $5.2 million of undisbursed loans in process (of which $124,000 relates to participation interests we have sold).  Our construction loan portfolio has decreased substantially since September 30, 2006 when construction loans amounted to $82.8 million or 32.3% of our total loan portfolio.

A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of condominium projects, single-family homes and small to medium-sized residential subdivisions.  Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship.  Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months.  One or two six-month extensions may be provided for at our option and upon payment of a fee by the borrower.  These extensions are used as an incentive to the borrower to finish the project in a rapid manner in order to avoid additional fees.  The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and our policies do not require amortization of the principal during the term of the loan.  We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans.  Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance.  Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized.  In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on a regular basis.  Additionally, constructions loans are reviewed at least annually via a third party loan review.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants.  Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate.  Additional fees may be charged as funds are disbursed.  In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a pre-determined number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Our construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of our construction loans are secured by properties located in Philadelphia, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia.  In addition, we have sold participation interests in a number of our larger construction projects, although we generally retain at least a 25% interest.  Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of our five largest construction loans.

Our largest construction and development loan is a $20.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer.  We sold participation interests totaling $17.5 million to five other local financial institutions in connection with the closing of the loan in late 2004 and in subsequent years.  We also received additional collateral from the borrower consisting of condominium units in another project with an estimated value of $4.6 million at the time such collateral was pledged.  The project involves the conversion of an existing building into a mixed-use building which will contain, when completed, loft condominiums above one floor of retail space.  This loan covers the first phase of the project, representing 133 units.  The project also involves the construction of both indoor and outdoor parking lots.   The loan has a 36-month term with payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime rate plus 1% with a floor of 5.0% with certain provisions for extensions.  The Bank’s outstanding loan balance (with respect to its interest) at September 30, 2010 was approximately $1.2 million with the total loan balance at such date amounting to approximately $9.7 million.  In July 2006, we extended an additional loan of $9.0 million with a 15 month term for the second phase of the project. The terms of the second loan call for payments of interest only during the term of the loan and a floating interest at the Wall Street Journal prime rate plus 1% with a floor of 5.0%.  During 2006, we sold participation interests related to the additional loan totaling $5.7 million to three other local financial institutions.  The Bank’s outstanding loan balance (with respect to its interest) at September 30, 2010 was approximately $1.6 million with the total loan balance at such date amounting to approximately $4.4 million.   As of September 30, 2010, construction work had been completed.  There are 48 unsold units remaining as part of the construction loans.  All the unsold units are being used as rental properties as a means of paying down the construction loans during a period when sales have slowed due to current market conditions.  Based on the slower than originally anticipated sales and time elapsed since the original maturity date, the loan has been classified as “substandard”.  During October 2009, the loans were modified to amortizing loans with interest only payments for the first 12 months of the loans and principal and interest payments due thereafter until the new maturity of October 2013.  During the first fiscal quarter of 2011, we have been negotiating with the borrower to obtain additional collateral with a corresponding reduction of the interest rate if such additional collateral is obtained.  Beginning in the first fiscal quarter of 2011, the loans are anticipated to be classified as a troubled debt restructuring, although the loan loss allowance allocation is not expected to increase assuming the additional collateral is obtained.

In October 2005, we extended a $5.0 million loan, also for the conversion into condominiums of an existing building located in Philadelphia.  The project involves the conversion of the existing building into 34 loft condominium units with outside parking. The loan originally had a 24 month term with interest only due during the term and a floating interest rate indexed to the Wall Street Journal prime rate plus 1%.  The loan has a floor of 5.0%.  The loan agreement incorporated one six month extension upon the payment of a fee equal to .5% of the outstanding balance as of the date of the extension. The loan-to-value ratio at the date of origination was approximately 73%.  During 2010, the loan maturity was extended until April 2011 in order for the developer to complete construction.  We retained the entire interest in the loan. As of September 30, 2010, the outstanding loan balance was approximately $4.0 million and there have been 16 units sold.  Sales have been slow due to current market conditions.  The loan has been classified as “impaired” based on the slower than originally anticipated rate of sale, the time elapsed since the initial maturity date and declining values in the real estate collateral.  A specific reserve of $473,000 has been established as of September 30, 2010.  The construction of the project is substantially completed.

In June 2010, we extended a $5.1 million loan to a local real estate developer, for the construction of 32 single-family homes in Bucks County Pennsylvania.  The loan has a 36 month term with interest only due during the term and a floating interest rate indexed to the Wall Street Journal prime rate plus 1%.  The loan has a floor of 6.0%.  The loan-to-value ratio at the date of origination was approximately 67% which includes certain additional collateral.  We retained the entire interest in the loan. As of September 30, 2010, the outstanding loan balance was approximately $4.5 million and there have been 13 units sold.  The loan is performing in accordance with its terms.

In September 2007 we purchased a $5.0 million participation interest in a $15.0 million construction and land development loan to a local limited partnership for the acquisition, development, and construction of a shopping center in Bucks County, Pennsylvania.  Another financial institution is acting as the lead lender.  The loan had a 24-month term with payments of interest only during the term of the loan and a floating interest rate at the Wall Street Journal prime rate plus 0.25%.  During 2010, the maturity date was  extended to October 2011 in accordance with certain pre-approved extension provisions.  As of September 30, 2010, the outstanding balance of the Bank’s portion of the loan was $4.2 million.  Although construction is proceeding as scheduled and a portion of the project is pre-leased, the loan is classified as “special mention” due to the bankruptcy filing by the borrower.  Although the bankruptcy filing primarily relates to issues on other projects of which Prudential has no involvement.

In September 2009, we extended a $3.9 million construction and land development loan to a local developer to purchase land for future development of 30 single-family residential real estate units.  The loan is a variable-rate loan with a floor of 5.5%, matures in June 2011 and is performing in accordance with its terms.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2010, our multi-family residential and commercial real estate loans amounted to $23.7 million or 9.0% of our total loan portfolio.  Our commercial real estate loans increased from $11.3 million or 4.4% of our total loan portfolio at September 30, 2006 to $19.7 million or 7.5% of our total loan portfolio at September 30, 2010.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in our market area.  At September 30, 2010, the average commercial and multi-family real estate loan size was approximately $270,000.   The largest multi-family residential or commercial real estate loan at September 30, 2010 was $1.9 million  which was performing in accordance with its terms.  Substantially all of the properties securing our multi-family residential and commercial real estate loans are located in our primary market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 15 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 10 years or less and amortization periods of up to 25 years.  Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.  In addition, fees of up to 2% are charged to the borrower at the origination of the loan.  We obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

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

Our origination of commercial real estate and multi-family loans significantly decreased during 2009 and 2010 and the real estate collateral for these types of loan has declined in value during such period.  Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.  At September 30, 2010, $595,000, or 0.2% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $893,000 or 0.3% of the total loan portfolio at September 30, 2010.

Our commercial business loans typically are made to small to mid-sized businesses in our market area primarily to provide working capital.  Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years.  Our commercial business loans generally are secured by real estate. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

Home equity loans and lines of credit up to $100,000 can be approved by one underwriter and either of two lending officers.  Amounts in excess of the individual lending limit with respect to home equity loans and lines of credit must be approved by our two lending officers, and our President or Chief Financial Officer.  All other loans must be approved by either the executive committee of the board or the full board of directors of Prudential Savings Bank.

Asset Quality

General.  One of our key objectives has been, and continues to be, maintaining a high level of asset quality.  In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.  We also retain an independent, third party to undertake periodic reviews of the credit quality of a random sample of new loans as well as all of our major loans on at least an annual  basis.

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

We account for our impaired loans in accordance with generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management  and the independent third party loan review function.  A loan is considered impaired when there is an expectation that the present value of the future cash flows or the net realizable value of the collateral will not satisfy all the contractual cash flows due.  We had two impaired loans as of September 30, 2010 totaling $5.1 million.  Both loans were for construction projects which have experienced deterioration in the value of the real estate collateral securing the loan.  The first loan has a remaining loan balance of $1.0 million for a townhouse construction project in Philadelphia.  The loan is performing according to its contractual terms but sales have been slower than originally anticipated and the net realizable value of remaining collateral is less than the loan amount.  As a consequence, we have established a $338,000 specific reserve related to the loan.  The second loan has a remaining loan balance of $4.0 million for a condominium construction project in Philadelphia.  The loan is performing according to its contractual terms but sales have been slower than originally anticipated and the net realizable value of remaining collateral is less than the loan amount.  In view of the foregoing, we have established a $473,000 specific reserve related to the loan.  There were two impaired loans as of September 30, 2009 for $1.7 million.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in accordance with established methodology.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the loss or to charge off such amount.

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

We review and classify assets on a quarterly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  At September 30, 2010 and 2009, we had no assets classified as “doubtful” or “loss”, and  $9.1 million and  $13.4 million, respectively, of assets classified as “substandard.”  In addition, there were $6.8 million and $6.3 million in loans designated as “special mention” as of September 30, 2010 and 2009, respectively.  The assets deemed special mention and substandard assets were placed in such categories primarily due to slower than anticipated sales of residential construction loan properties due to current real estate market conditions.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	September 30, 2010				September 30, 2009
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)

One- to four-family residential	16	$1,421	18	$1,811	18	$2,257	10	$851
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	-	-	5	1,462	5	852	2	491
Construction and land development	-	-	1	206	1	273	1	640
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	2	52	-	-
Total delinquent loans	16	$1,421	24	$3,479	26	$3,434	13	$1,982
Delinquent loans to total net loans	0.56%		1.36%		1.34%		0.77%
Delinquent loans to total loans	0.54%		1.32%		1.30%		0.75%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding our non-performing loans and real estate owned.  Our general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest.  There were no loans in non-accrual status at September 30, 2010.  At September 30, 2009, one construction loan for $640,000 was in non-accrual status.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.  We did not have any troubled debt restructurings at the dates indicated, although we anticipate one of our largest construction loans will be classified as a troubled debt restructuring during the first quarter of fiscal 2011.

	September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$-	$-	$-	$-	$-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	-	640	3,640	2,022	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accruing loans	-	640	3,640	2,022	-
Accruing loans 90 days or more past due:
One- to four-family residential	1,811	851	152	502	151
Multi-family residential	-	-	-	-	-
Commercial real estate	1,462	491	244	-	-
Construction	206	-	-	-	-
Commercial business	-	-	-	69	-
Consumer	-	-	-	-	-
Total accruing loans 90 days or more past due	3,479	1,342	396	571	151
Total non-performing loans(1)	3,479	1,982	4,036	2,593	151
Real estate owned, net(2)	3,197	3,622	1,488	-	-
Total non-performing assets	$6,676	$5,604	$5,524	$2,593	$151
Total non-performing loans as a percentage of loans, net	1.36%	0.77%	1.65%	1.18%	0.07%
Total non-performing loans as a percentage of total assets	0.66%	0.39%	0.82%	0.55%	0.03%
Total non-performing assets as a percentage of total assets	1.26%	1.09%	1.13%	0.55%	0.03%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on impaired loans other than non-accrual loans is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  There was no such interest recognized for non-accrual loans for fiscal 2010 or 2009.

At September 30, 2010, non-performing loans consisted of five commercial real estate loans to three different borrowers totaling $1.5 million, 18 one-to four-family residential mortgage loans totaling $1.8 million, one construction loan totaling $206,000.  With respect to the commercial real estate loans, one borrower had two loans aggregating to $566,000, a second borrower had two loans aggregating to $486,000, while the third borrower had one loan totaling $410,000.  The second borrower additionally had a one-to four-family residential loan in non-performing status totaling $169,000 which is included in the 18 loans noted above.

Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the lesser of the carrying value of the loan or fair value at the date of acquisition, or the fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  Our policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside our market area or consists of other than single-family residential property.  We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties.  We also conduct inspections on foreclosed properties.

As of September 30, 2010, there were six real estate owned properties totaling $3.2 million.  The largest real estate owned property consists of a single-family residence and an adjacent lot with an aggregate book value of $1.2 million.  This property was sold during December 2010 at an additional loss of approximately $150,000 which will be recognized in the first fiscal quarter of 2011.  Four of the real estate owned properties totaling $1.7 million consist of four townhouses in the same development project.  These properties are being rented at this time at sufficient levels to cover the Company’s cost of operating the properties.  The Company anticipates to be marketing the houses for sale when market conditions improve.  As of September 30, 2009  the real estate owned balance was $3.6 million representing a foreclosed condominium project in which another bank acted as the lead lender, a single-family construction loan and one unit of a condominium project.  All of the real estate owned at September 30, 2009 was sold during 2010.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management.  As of September 30, 2010, our allowance for loan losses was 1.2% of total loans receivable and 90.6% of non-performing loans.

Charge-offs on loans totaled $691,000 and $262,000 for the years ended September 30, 2010, and 2009, respectively.  The largest component of the charge-offs during the 2010 and 2009 periods represent a portion of one construction loan which was transferred to real estate owned during fiscal 2010 and another loan which was transferred during fiscal 2009.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period	$263,018	$265,063	$258,501	$235,742	$256,140
Average loans outstanding	254,781	253,278	227,662	221,262	197,913
Allowance for loan losses, beginning of period	2,732	1,591	1,011	618	558
Provision for loan losses	1,110	1,403	1,084	395	60
Charge-offs:
One- to four-family residential	51	45	-	2	-
Multi-family residential and commercial real estate	-	-	-	-	-
Construction	640	217	504	-	-
Commercial business				-	-
Consumer	-	-	-	-	-
Total charge-offs	691	262	504	2	-
Recoveries on loans previously charged off	-	-	-	-	-
Allowance for loan losses, end of period	$3,151	$2,732	$1,591	$1,011	$618

Allowance for loan losses as a percent of total loans	1.20%	1.03%	0.62%	0.43%	0.24%
Allowance for loan losses as a percent of non-performing loans	90.57%	137.77%	39.42%	38.97%	409.66%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.10%	0.22%	*	*

*  Not meaningful

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2010		2009		2008		2007		2006
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in thousands)
One- to four-family residential	$672	74.96%	$403	75.98%	$155	74.02%	$186	67.85%	$148	60.69%
Multi-family residential	4	1.52%	7	1.58%	4	1.08%	22	1.85%	23	1.98%
Commercial real estate	560	7.49%	193	7.51%	106	7.94%	179	7.64%	102	4.42%
Construction and land development	1,909	15.46%	2,114	13.87%	1,323	16.49%	610	22.24%	343	32.33%
Commercial business	3	0.34%	7	0.84%	1	0.18%	12	0.07%	2	0.09%
Consumer	1	0.23%	1	0.22%	2	0.29%	2	0.35%	-	0.49%
Unallocated	2	-	7	-	-	-	-	-	-	-
Total allowance for loan losses	$3,151	100.00%	$2,732	100.00%	$1,591	100.00%	$1,011	100.00%	$618	100.00%

Our aggregate allowance for loan losses increased by $419,000 from September 30, 2009 to September 30, 2010 due primarily to a $478,000 increase in the general reserve, partially offset by a $63,000 decrease in specific reserves on loans determined to be impaired. The increase in the Company’s general reserves since the 2006 period was mainly the result of an increase in the allowance for loan losses related to construction and land development loans and commercial business loans. The increase in the allowance was determined based on management’s consideration of the inherent probable loss in the portfolio as well as current qualitative and quantitative risk factors and was attributable primarily to the increase in the balance of the portfolio of classified and criticized construction loans as of September 30, 2010 as a result of the continued softening of the real estate market during 2010.

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

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. On September 7, 2008 Freddie Mac and Fannie Mae were placed into conservatorship by the Federal Government.  During 2009 and 2010 the Federal Housing Administration Agency indicated that the Treasury Department is committed to fund Freddie Mac and Fannie Mae to levels needed in order to sufficiently to meet their funding needs.

Also permitted are investments in  privately issued mortgage-backed securities and CMOs. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  Further, privately issued  mortgage-backed securities and CMOs also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Our practice is generally to not invest in such securities, and our current portfolio is limited to the securities received as a result of the  redemption in kind of our investment in a mutual fund. See further discussion in Note 4 of the Notes to Consolidated Financial Statements included in Item 8 herein.

At September 30, 2010, our investment and mortgage-backed securities amounted to $185.1 million or 35.0% of total assets at such date.  The largest component of our securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $96.2 million or 52.0% of the securities portfolio at September 30, 2010.  In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities.

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income.  At September 30, 2010, we had $112.7 million of investment and mortgage-backed securities classified as held to maturity, $72.4 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.  However, certain investments acquired through the redemption in kind during 2008 are below investment grade.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by Ginnie Mae, Fannie Mae or Freddie Mac.  At September 30, 2010, approximately 8.1% of the mortgage-backed securities were non-agency securities, all of which were acquired through the 2008 redemption in kind.  See further discussion in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2010		2009		2008
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. government agencies	$78,036	$83,342	$84,892	$88,444	$78,359	$78,230
Mortgage-backed securities - Non-agency	8,067	7,199	10,325	7,767	15,048	13,765
U.S. governnment and agency obligations	95,978	97,995	125,923	126,141	123,572	121,183
Municipal obligations	475	475	1,970	1,976	2,450	2,434
Total debt securities	182,556	189,011	223,110	224,328	219,429	215,612
FHLB stock	3,545	3,545	3,545	3,545	2,620	2,620
FHLMC stock	8	8	16	47	26	45
FNMA stock	-	-	-	-	1	1
Total investment and mortgage-backed securities	$186,109	$192,564	$226,671	$227,920	$222,076	$218,278

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2010.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2010 Which Mature In
			Over One
		Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$-	-	$9,000	1.22%	$30,987	4.23%	$55,991	4.49%
Municipal obligations	-	-	475	3.65%	-	-	-	-
Mortgage-backed securities	539	5.69%	13	6.84%	-	-	85,551	5.37%
Total	$539	5.69%	$9,488	1.35%	$30,987	4.23%	$141,542	5.02%

The following table sets forth the purchases, and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.  Other than temporary impairment charges of  $560,000 and $3.3 million were recognized during 2010 and 2009, respectively.  The adoption of FASB ASC 320-10-35-33 through 35-34, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, resulted in a $1.1 million reversal of non-credit related impairment charges in fiscal 2009 related to the non-agency mortgage-backed securities.  See Note 4 in the Notes to Consolidated Financial Statements.

	At or For the
	Year Ended September 30,

	2010	2009	2008
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$95,217	$93,407	$54,026
Purchases	11,853	17,717	23,324
Securities acquired through redemption in kind	-	-	24,755
Other than temporary impairment of securities	(560)	(3,272)	(726)
Maturities and repayments	(20,810)	(15,103)	(8,270)
Adoption of FASB ASC 320-10-35-33 through 35-34	-	1,148	-
Amortizations of premiums and discounts, net	403	1,320	298
Mortgage-backed securities at end of period	$86,103	$95,217	$93,407
Weighted average yield at end of period	5.37%	5.73%	6.06%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2010, 37.5% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

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

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2010, our jumbo CDs amounted to $113.0 million, of which $88.2 million are scheduled to mature within twelve months subsequent to such date.  At September 30, 2010, the weighted average remaining maturity of our certificate of deposit accounts was 11.8 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	September 30,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
Less than 1.00%	$4,786	1.03%	$-	-	$-	-
1.00% - 1.99%	90,381	19.46%	37,235	8.61%	-	-
2.00% - 2.99%	114,170	24.58%	88,146	20.39%	6,509	1.73%
3.00% - 3.99%	28,962	6.24%	69,530	16.08%	58,617	15.56%
4.00% - 4.99%	21,096	4.54%	34,353	7.95%	89,650	23.79%
5.00% - 5.99%	30,695	6.61%	30,924	7.15%	60,314	16.00%
Total certificate accounts	290,090	62.46%	260,188	60.18%	215,090	57.08%

Transaction accounts:
Savings	69,901	15.05%	66,968	15.49%	67,921	18.03%
Checking:
Interest bearing	26,146	5.63%	27,311	6.32%	25,403	6.74%
Non-interest bearing	2,496	0.54%	2,558	0.59%	1,932	0.51%
Money market	75,822	16.32%	75,349	17.42%	66,484	17.64%
Total transaction accounts	174,365	37.54%	172,186	39.82%	161,740	42.92%
Total deposits	$464,455	100.00%	$432,374	100.00%	$376,830	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average	Interest	Average Rate
		Expense	Paid		Expense	Paid	Balance	Expense	Paid
	(Dollars in Thousands)
Savings	$69,363	$1,230	1.77%	$65,392	$1,532	2.34%	$66,636	$1,681	2.52%
Interest-bearing checking and money market accounts	105,724	1,119	1.06%	96,806	1,863	1.92%	92,418	2,793	3.02%
Certificate accounts	264,082	6,321	2.39%	247,791	8,585	3.46%	204,981	8,922	4.35%
Total interest-bearing deposits	439,169	$8,670	1.97%	409,989	$11,980	2.92%	364,035	$13,396	3.68%

Non-interest bearing deposits	2,241			3,409			4,824
Total deposits	$441,410		1.96%	$413,398		2.90%	$368,859		3.63%

The following table shows our savings flows during the periods indicated.

	Year Ended September 30,
	2010	2009	2008
	(In Thousands)
Deposits made	$478,078	$528,953	$497,527
Withdrawals	(451,630)	(480,442)	(482,786)
Interest credited	5,633	7,033	8,051
Total increase in deposits	$32,081	$55,544	$22,792

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2010.

	Balance at September 30, 2010
	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
	(In Thousands)
Less than 1.00%	$4,786	$-	$-	$-	$4,786
1.00% - 1.99%	82,764	6,894	723	-	$90,381
2.00% - 2.99%	101,797	5,144	6,432	797	114,170
3.00% - 3.99%	7,385	1,692	298	19,587	28,962
4.00% - 4.99%	9,829	848	7,607	2,812	21,096
5.00% - 5.99%	13,380	11,693	5,622	-	30,695
Total certificate accounts	$219,941	$26,271	$20,682	$23,196	$290,090

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2010, by time remaining to maturity.

Quarter Ending:	Amount	Weighted Avg Rate
	(Dollars in Thousands)
December 31, 2010	$15,037	2.18%
March 31, 2011	27,825	2.17%
June 30, 2011	32,893	2.03%
September 30, 2011	12,442	2.00%
After September 30, 2011	24,796	3.47%
Total certificates of deposit with balances of $100,000 or more	$112,993	2.40%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating and liquidity strategy.  See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  There are no specific credit covenants associated with these borrowings.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At September 30, 2010, we had $615,000 in outstanding FHLB advances and $153.6 million of additional FHLB advances available.  At such date, maturities range from one month to six years.  We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2010	2009	2008
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$16,676	$24,243	$27,638
Maximum amount outstanding at any month-end during the period	25,304	47,694	33,705
Balance outstanding at end of period	615	19,659	31,701
Average interest rate during the period	4.47%	3.53%	4.55%
Weighted average interest rate at end of period	1.02%	4.35%	3.98%

We have six FHLB advances made under a community housing program in which we participate. Four of the FHLB advances amortize over the period to maturity.  Three of these advances are at an interest rate of 3.0% and one is at 2.0%.  The other two FHLB advances bear a zero percent interest rate.  The total of these six FHLB advances is $615,000.  As of September 30, 2010, there were no advances from the FHLB which are not part of the community housing program.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank.  The Bank’s sole subsidiary as of September 30, 2010 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities.  As of September 30, 2010, PSB had assets of $102.8 million primarily consisting of mortgage-backed and investment securities.  We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2010, we had 71 full-time employees, and six part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

REGULATION
General

Prudential Savings Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test Prudential Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on Prudential Bancorp, Prudential Savings Bank and Prudential Mutual Holding Company and their operations.

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

Certain of the regulatory requirements that are applicable to Prudential Savings Bank, Prudential Bancorp and Prudential Mutual Holding Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Prudential Savings Bank, Prudential Bancorp and Prudential Mutual Holding Company and is qualified in its entirety by reference to the actual statutes and regulations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Prudential Savings Bank, Prudential Mutual Holding Company and Prudential Bancorp. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Savings Bank:

●
A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Prudential Savings Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for non-interest-bearing transaction accounts extended through January 1, 2013.

●	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp and Prudential Mutual Holding Company:

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Prudential Savings Bank

Pennsylvania Banking Law.  The Pennsylvania Banking Code of 1965 contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Prudential Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Pennsylvania Department of Banking.

The Pennsylvania Department of Banking generally examines each savings bank not less frequently than once every two years. The Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Pennsylvania Department of Banking to alternate with the FDIC. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

Insurance of Accounts.  The deposits of Prudential Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both of these programs. We did not opt out of the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operations.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.

In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of September 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was an additional expense of $232,000.

In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $2.5 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

Capital Requirements.  The Federal Deposit Insurance Corporation has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Prudential Savings Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.

The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks. An additional cushion of at least 100 basis points is required for all other state-chartered, non-member banks, which effectively increases their minimum Tier I leverage ratio to 4.0% or more. Under the FDIC’s regulation, the most highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

Prudential Savings Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At September 30, 2010, Prudential Savings Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total	Tier 1	Tier 1
Capital Category	Risk-Based Capital	Risk-Based Capital	Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At September 30, 2010, Prudential Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its regulatory capital requirements at September 30, 2010.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

Tier 1 capital (to average assets)
Company	$55,327	10.27%	$21,541	4.0%	N/A	N/A
Bank	50,932	9.46	21,541	4.0	$26,926	5.0%
Tier 1 capital (to risk-weighted assets)
Company	55,327	23.12	9,573	4.0	N/A	N/A
Bank	50,932	21.28	9,573	4.0	14,359	6.0
Total capital (to risk-weighted assets)
Company	58,320	24.37	19,146	8.0	N/A	N/A
Bank	53,925	22.53	19,146	8.0	23,932	10.0

Activities and Investments of Insured State-Chartered Banks.  The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

●	acquiring or retaining a majority interest in a subsidiary;

●
investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

●
acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

●	acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.

Restrictions on Capital Distributions.  Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The Federal Deposit Insurance Corporation also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Prudential Savings Bank is currently not in default in any assessment payment to the FDIC. Pennsylvania law also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Privacy Requirements of the Gramm-Leach-Bliley Act.  Federal law places limitations on financial institutions like Prudential Savings Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Prudential Savings Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering.  Federal anti-money laundering rules impose various requirements on financial institutions intends to prevent the use of the U.S. financial system to fund terrorist activities. These provision include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Prudential Savings Bank has established policies and procedures to ensure compliance with the federal anti-money laundering provisions.

Regulatory Enforcement Authority.  Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Community Reinvestment Act.  All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Prudential Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Federal Home Loan Bank System.  Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2010, Prudential Savings Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2010, Prudential Savings Bank was in compliance with these reserve requirements.

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

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on Prudential Savings Bank by the Federal Deposit Insurance Corporation.  See “-Regulation of Prudential Savings Bank - Capital Requirements.”

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

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “-Regulation of Prudential Savings Bank - Prompt Corrective Action,” above.

Federal Securities Laws.  Prudential Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act.  As a public company, Prudential Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a mutual holding company context, the mutual holding company and mid-tier holding company of a savings institution (such as Prudential Bancorp and Prudential Mutual Holding Company) and any companies which are controlled by such holding companies are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2010, Prudential Savings Bank was in compliance with the above restrictions.

Restrictions Applicable to Mutual Holding Companies. While regulations governing Pennsylvania-chartered mutual holding companies have not been adopted, under authority of Section 115.1 of the Pennsylvania Banking Code and a policy statement issued by the Pennsylvania Department of Banking, the Department approved the reorganization of Prudential Saving Bank to the mutual holding company form of organization.

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

Dividend Waivers By Prudential Mutual Holding Company. It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  In connection with its approval of the 2005 reorganization, however, the Federal Reserve Board imposed certain conditions on the waiver by Prudential Mutual Holding Company of dividends paid on the common stock by Prudential Bancorp.  In particular, the Federal Reserve Board requires that Prudential Mutual Holding Company obtain the prior approval of the Federal Reserve Board before Prudential Mutual Holding Company may waive any dividends from Prudential Bancorp.  As of the date hereof, we are not aware that the Federal Reserve Board has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

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

At September 30, 2010, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation.  Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2010 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2010.  All the offices are owned by us with the exception of the Old City Branch.

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits
			(In Thousands)
Main Office	Owned	N/A	$439	$226,114
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch	Owned	N/A	6	24,771
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch	Owned	N/A	18	49,783
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch	Owned	N/A	222	57,280
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch	Owned	N/A	51	44,960
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch	Owned	N/A	87	44,916
601 Morgan Avenue
Drexel Hill, PA 19026-3105

Old City Branch	Leased	May 2012	306	16,631
28 North 3rd Street
Philadelphia, PA 19106-2108

Total			$1,129	$464,455

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

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”.  At September 30, 2010, there were approximately 279 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for fiscal 2010 and 2009

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2010	$7.90	$5.52	$0.05
June 30, 2010	8.55	5.52	0.05
March 31, 2010	10.25	7.60	0.05
December 31, 2009	10.45	9.06	0.05

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2009	$12.20	$10.00	$0.05
June 30, 2009	12.51	11.40	0.05
March 31, 2009	11.77	9.59	0.05
December 31, 2008	10.59	7.50	0.05

 (b)             Not applicable

(c)            There were no repurchases of  common stock by the Company during the quarter ended September 30, 2010.  Prudential Mutual Holding Company purchased 62,436 shares at an average cost of $7.03 per share for the quarter ended September 30, 2010 pursuant to a publicly announced purchase program.

Item 6.  Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp.

	At September 30,
	2010	2009	2008 (1)	2007 (1)	2006
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$529,080	$514,761	$489,537	$474,399	$472,381
Cash and cash equivalents	66,524	13,669	9,454	12,269	13,428
Investment and mortgage-backed securities:
Held-to-maturity	112,673	160,126	163,303	180,316	182,444
Available-for-sale	72,425	62,407	55,106	46,892	43,362
Loans receivable, net	255,091	256,694	243,969	219,149	219,418
Deposits	464,455	432,374	376,830	354,038	347,292
FHLB advances	615	19,659	31,701	33,743	31,784
Total equity, substantially restricted	56,999	55,857	68,487	80,558	87,448
Banking offices	7	7	7	7	6

	Year Ended September 30,
	2010	2009	2008 (1)	2007 (1)	2006
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$25,109	$27,386	$26,408	$26,907	$24,542
Total interest expense	9,416	12,942	14,654	14,784	11,935
Net interest income	15,693	14,444	11,754	12,123	12,607
Provision for loan losses	1,110	1,403	1,084	395	60
Net interest income after provision for loan losses	14,583	13,041	10,670	11,728	12,547
Total non-interest income (charges)	387	(2,452)	(5,285)	1,046	938
Total non-interest expense	10,794	11,065	8,753	7,973	7,875
Income (loss) before income taxes	4,176	(476)	(3,368)	4,801	5,610
Income taxes	1,046	350	762	1,393	1,773
Net income (loss)	$3,130	$(826)	$(4,130)	$3,408	$3,837
Basic earnings (loss) per share	$0.33	$(0.08)	$(0.38)	$0.30	$0.32
Diluted earnings (loss) per share	$0.32	$(0.08)	$(0.38)	$0.30	$0.32
Dividends paid per common share	$0.05	$0.05	$0.05	$0.05	$0.05

Selected Operating Ratios(2):
Average yield earned on interest-earning assets	5.08%	5.64%	5.75%	5.92%	5.58%
Average rate paid on interest-bearing liabilities	2.06	2.95	3.73	3.93	3.34
Average interest rate spread(3)	3.02	2.69	2.02	1.99	2.24
Net interest margin(3)	3.17	2.97	2.56	2.67	2.87
Average interest-earning assets to average interest-bearing liabilities	108.04	110.64	116.77	120.64	122.94
Net interest income after provision for loan losses to non-interest expense	135.73	117.86	121.60	147.10	159.33
Total non-interest expense to average assets	2.77	2.17	1.88	1.70	1.73
Efficiency ratio(4)	67.13	92.27	135.31	60.54	58.14
Return on average assets	0.80	(0.16)	(0.89)	0.72	0.84
Return on average equity	7.44	(1.32)	(5.12)	4.01	4.26
Average equity to average assets	10.78	12.28	15.86	18.06	19.82

(Footnotes on next page)

	At or For the Year Ended September 30,
	2010	2009	2008 (1)	2007 (1)	2006
Asset Quality Ratios(5):
Non-performing loans as a percent of total loans receivable(6)	1.36%	0.77%	1.65%	1.18%	0.07%
Non-performing assets as a percent of total assets(6)	1.26	1.09	1.13	0.55	0.03
Allowance for loan losses as a percent of non-performing loans	90.57	137.77	39.42	38.97	409.66
Net charge-offs to average loans receivable	0.30	0.10	0.21	--	--

Capital Ratios(5):
Tier 1 leverage ratio
Company	10.27%	10.86%	14.49	16.99%	18.64%
Bank	9.46	9.99	13.14	15.43	14.74
Tier 1 risk-based capital ratio
Company	23.12%	24.59%	31.2%	37.69%	39.23%
Bank	21.28	22.61	28.7	34.02	31.12
Total risk-based capital ratio
Company	24.37%	25.79%	31.92%	38.24%	39.68%
Bank	22.53	23.81	29.46	34.57	31.56

(1)	Amounts for 2007 and 2008 were restated during the 2009 period.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2010, we had total assets of $529.1 million, including $255.1 million in net loans and $185.1 million of investment and mortgage-backed securities, total deposits of $464.5 million and total stockholders’ equity of $57.0 million.

The market dislocations experienced in the financial market beginning in 2007 has continued through 2010.  One of the primary sources for the difficulties in the market is the slump in the housing market throughout the country.  While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including condominium sales, construction lending and lending to contractors.  The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent losses in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  At March 31, 2009, the Company’s investment in certain non-agency mortgage-backed securities were shifted from a Level 2 market value measurement to a Level 3 market value measurement.  This Level 3 market value measurement included an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.  As of September 30, 2010, all securities that had previously been classified in the Level 3 category were reclassified to Level 2 as quoted prices on securities with similar characteristics became available in the marketplace.

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

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later.  Adoption did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 15, 2010. The Company is continuing to evaluate this guidance. While the guidance will impact the presentation of certain disclosures within our financial statements, we do not expect that the guidance will have any material impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB 112”), which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

Derivative Financial Instruments, Contractual Obligations and Other Off Balance Sheet Arrangements.  Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  We have not used derivative financial instruments in the past and do not currently have any intent to do so in the future.

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

Commitments

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2010.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	To	1-3	4-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$676	$150	$526	$-	$-
Lines of credit (1)	6,863	-	-	-	6,863
Undisbursed portions of loans in process (2)	5,366	3,288	2,071	7	-
Commitments to originate loans	6,146	6,146	-	-	-
Total commitments	$19,051	$9,584	$2,597	$7	$6,863

(1)	The majority of available lines of credit are for home equity loans.
(2)	Includes participation interests sold to other financial institutions totaling $124,000; Prudential Savings Bank will fund such amount and be reimbursed by the participants.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2010.

		Payments Due By Period
		To	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$290,090	$219,942	$46,952	$23,196	$-
FHLB advances(1)	615	45	230	340	-
Total long-term debt	290,705	219,987	47,182	23,536	-
Advances from borrowers for taxes and insurance	1,115	1,115	-	-	-
Operating lease obligations	175	78	72	25	-
Total contractual obligations	$291,995	$221,180	$47,254	$23,561	$-

(1)	Does not include interest due annually on FHLB advances.

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

		Year Ended September 30,
		2010			2009			2008
	Yield/Rate at			Average			Average			Average
	September 30,	Average		Yield/	Average		Yield/	Average		Yield/
	2010	Balance	Interest	Rate(1)	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in Thousands)
Interest-earning assets:
Investment securities	4.10%	$117,655	$5,431	4.62%	$126,922	$6,189	4.88%	$157,917	$8,128	5.15%
Mortgage-backed securities	5.37%	92,294	4,721	5.12%	92,676	5,907	6.37%	66,254	3,780	5.71%
Loans receivable(1)	5.72%	254,781	14,914	5.85%	253,278	15,168	5.99%	227,661	14,349	6.30%
Other interest-earning assets	0.25%	29,543	43	0.15%	12,783	122	0.95%	7,483	151	2.02%
Total interest-earning assets	4.94%	494,273	25,109	5.08%	485,659	27,386	5.64%	459,315	26,408	5.75%
Non-interest-earning assets		26,092			23,572			18,162
Total assets		$520,365			$509,231			$477,477
Interest-bearing liabilities:
Savings accounts	0.50%	$69,363	$1,224	1.76%	$65,392	$1,525	2.33%	$66,636	$1,673	2.51%
Checking and money market accounts	0.84%	105,724	1,119	1.06%	96,806	1,863	1.92%	92,418	2,793	3.02%
Certificate accounts	2.44%	264,082	6,321	2.39%	247,791	8,585	3.46%	204,981	8,922	4.35%
Total deposits	1.75%	439,169	8,664	1.97%	409,989	11,973	2.92%	364,035	13,388	3.68%
FHLB advances	1.02%	16,676	746	4.47%	27,243	962	3.53%	27,638	1,258	4.55%
Real estate tax escrow accounts	0.25%	1,638	6	0.37%	1,740	7	0.40%	1,688	8	0.47%
Other interest-bearing liabilities	-	-	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	1.72%	457,483	9,416	2.06%	438,972	12,942	2.95%	393,361	14,654	3.73%
Non-interest-bearing liabilities		6,794			7,712			8,378
Total liabilities		464,277			446,684			401,739
Stockholders’ Equity		56,088			62,547			75,738
Total liabilities and Stockholders’ Equity		$520,365			$509,231			$477,477
Net interest-earning assets		$36,790			$46,687			$65,954

Net interest income; interest rate spread	3.22%		$15,693	3.02%		$14,444	2.69%		$11,754	2.02%
Net interest margin (2)				3.17%			2.97%			2.56%
Average interest-earning assets to average interest-bearing liabilities				108.04%			110.64%			116.77%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2010 vs. 2009				2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/	Total Increase	Rate	Volume	Rate/	Total Increase
			Volume	(Decrease)			Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$(330)	$(452)	$24	$(758)	$(428)	$(1,595)	$84	$(1,939)
Mortgage-backed securities	(1,166)	(24)	4	(1,186)	443	1,507	177	2,127
Loans receivable, net	(342)	90	(2)	(254)	(715)	1,614	(80)	819
Other interest-earning assets	(103)	160	(136)	(79)	(80)	107	(56)	(29)
Total interest income	(1,941)	(226)	(110)	(2,277)	(780)	1,633	125	978
Interest expense:
Savings accounts	(371)	93	(23)	(301)	(119)	(31)	2	(148)
Checking accounts
(interest-bearing and non-interest bearing)	(838)	172	(78)	(744)	(1,014)	133	(49)	(930)
Certificate accounts	(2,654)	564	(174)	(2,264)	(1,820)	1,863	(380)	(337)
Total deposits	(3,863)	829	(275)	(3,309)	(2,953)	1,965	(427)	(1,415)
FHLB advances	257	(373)	(100)	(216)	(282)	(18)	4	(296)
Other interest-bearing liabilities	(1)	-	-	(1)	(1)	-	-	(1)
Total interest expense	(3,607)	456	(375)	(3,526)	(3,236)	1,947	(423)	(1,712)
Increase (decrease) in net interest income	$1,666	$(682)	$265	$1,249	$2,456	$(314)	$548	$2,690

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

At September 30, 2010, the Company’s total assets were $529.1 million, an increase of $14.3 million from $514.8 million at September 30, 2009.  The increase was almost exclusively due to an increase in cash and cash equivalents of $52.9 million resulting primarily from a $32.1 million increase in deposits.  The increase in cash and cash equivalents also reflected the proceeds from the redemption of investment securities.  The investment and mortgage-backed securities portfolio experienced a net decrease of $37.4 million as a result primarily of security redemptions.  The proceeds from the security redemptions were either held as cash or cash equivalents pending future deployment or used to reduce high-cost outstanding borrowings.

Total liabilities increased $13.2 million to $472.1 million at September 30, 2010 from $458.9 million at September 30, 2009 primarily as a result of the previously noted $32.1 million increase in deposits, such growth primarily consisting of certificates of deposit.   Partially offsetting the increase in deposits was a $19.0 million decrease in advances from the Federal Home Loan Bank of Pittsburgh.

Stockholders’ equity increased by $1.1 million to $57.0 million at September 30, 2010 from $55.9 million at September 30, 2009.  The increase was primarily due to net income of $3.1 million combined with an increase in accumulated other comprehensive income of $2.1 million due to increases in market values of available for sale securities as well as an increase of $627,000 related to the amortization of stock benefit plans.  These increases were partially offset by the cost of stock repurchases totaling $2.9 million and cash dividends on common stock aggregating $1.9 million.

Comparison of Operating Results for the Year Ended September 30, 2010 and September 30, 2009

General.  For the fiscal year ended September 30, 2010, the Company recognized net income of $3.1 million compared to a net loss of $826,000 for fiscal 2009.  The improved results of operations reported for the year ended September 30, 2010 was primarily due to reductions in the amounts of other-than-temporary impairment (“OTTI”) charges related to certain non-agency mortgage-backed securities received as a result of the previously reported redemption in kind of the Company’s investment in a mutual fund during the third quarter of fiscal 2008.

Net Interest Income.  For the year ended September 30, 2010, net interest income increased $1.2 million or 8.6% to $15.7 million as compared to $14.4 million for the same period in 2009. The increase was due to a $3.5 million or 27.2% decrease in interest expense partially offset by a $2.3 million or 8.3% decrease in interest income.  The decrease in interest expense resulted primarily from a 89 basis point decrease to 2.06% in the weighted average rate paid on interest-bearing liabilities in 2010 reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $18.5 million or 4.2% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the year ended September 30, 2010 as compared to 2009.  The decrease in interest income resulted primarily from a 56 basis point decrease to 5.08% in the weighted average yield earned on interest-earning assets as assets repriced downward in 2010, but at a slower rate than interest-bearing liabilities partially offset by a $8.6 million or 1.8% increase in the average balance of interest-earning assets for the year ended September 30, 2010 as compared to 2009.

Provision for Loan Losses.  The Company established provisions for loan losses of $1.1 million for the year ended September 30, 2010 as compared to $1.4 million for the comparable period in 2009.  At September 30, 2010, the Company’s non-performing assets totaled $6.7 million or 1.3% of total assets as compared to $5.6 million or 1.1% of total assets at September 30, 2009.  At September 30, 2010, non-performing assets consisted of five commercial real estate loans to three different borrowers totaling $1.5 million, 18 one-to four-family residential mortgage loans totaling $1.8 million, one construction loan totaling $206,000 and six real estate owned properties totaling $3.2 million.  With respect to the commercial real estate loans, one borrower had two loans aggregating to $566,000, a second borrower had two loans aggregating to $486,000, while the third borrower had one loan totaling $410,000.  The second borrower additionally had a one-to four-family residential loan in non-performing status totaling $169,000 which is included in the 18 loans noted above.  The largest real estate owned property consists of a single-family residence and an adjacent lot with an aggregate book value of $1.2 million.  This property was sold during December 2010 and an additional loss of approximately $150,000 will be recognized during the first quarter of fiscal 2011.  Four of the real estate owned properties totaling $1.7 million consist of four townhouses in the same development project.  These properties are being rented at this time at sufficient levels to cover the Company’s cost of operating the properties.  The Company anticipates that it will be marketing the townhouses for sale when market conditions improve.  The allowance for loan losses totaled $3.2 million, or 1.2% of total loans and 90.6% of non-performing loans at September 30, 2010.

Non-interest income.  Non-interest income amounted to $387,000 for the year ended September 30, 2010 compared with a loss of $2.5 million for the fiscal 2009.  The loss incurred in the 2009 period was due to OTTI charges related to the securities received as a result of the Company’s redemption in kind in June 2008 of its entire investment in a mutual fund.  The decline in the amount of losses recognized between the 2009 and 2010 periods reflected the decline in the amount of the OTTI charges from $3.3 million for the year ended September 30, 2009 to $560,000 during the year ended September 30, 2010.  The level of OTTI charges related to the non-agency mortgage-backed securities received as part of the redemption in kind slowed significantly in 2010 as the markets for such securities began to stabilize during fiscal 2010.

Non-interest Expense.  Non-interest expense decreased $271,000 for the year ended September 30, 2010 compared to the same period in the prior year.  The decrease for the year ended September 30, 2010 primarily related to the decrease in the expenses associated with the writedown of real estate owned properties during the 2009 period.  These expenses were $1.1 million for the year ended September 30, 2009 and decreased to $414,000 for the year ended September 30, 2010.  Also contributing to the decrease was a reduction in professional services fees.  These decreases were partially offset by increases in salaries and employee benefits in fiscal 2010.

Income Tax Expense.  The Company recorded income tax expense of $1.0 million for the year ended September 30, 2010 compared to income tax expense of $350,000 for the year ended September 30, 2009.  Income tax expense increased during the 2010 annual period as net income increased.  The fluctuation in income tax expense recognized during the period was due in part to the valuation allowance established in connection with the writedown of certain of the mortgage-backed securities received in the redemption of the mutual fund.  A valuation allowance was recorded against the deferred tax asset created by the redemption of the mutual fund and the losses recognized on the mortgage-backed securities as capital losses are only deductible to the extent of capital gains.  The valuation allowance has been adjusted as unrealized gains on capital assets have increased which are anticipated to be used to offset capital losses.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2010, our cash and cash equivalents amounted to $66.5 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $72.4 million at September 30, 2010.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2010, we had certificates of deposit maturing within the next 12 months amounting to $219.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  There were no deposits as of September 30, 2010 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  At September 30, 2010, we had $615,000 in outstanding FHLB advances and we had $153.6 million in additional FHLB advances available to us.

Upon review of its capital position and business operations, the Company has chosen to repurchase a significant amount of its capital stock in order to enhance shareholder value.  As of September 30, 2010 the Company has repurchased 2,532,278 shares, or $31.6 million in treasury stock since May 2005.  The repurchases may continue as conditions warrant.

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

Exposure to Changes in Interest Rates

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Bank’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.
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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.0% to 48.9%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 61.2%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from the Federal Deposit Insurance Corporation.  For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$19,267	$61,314	$22,370	$25,722	$53,891	$182,564
Loans receivable(2)	36,218	59,963	87,008	40,902	33,561	257,652
Other interest-earning assets (3)	66,420	-	-	-	-	66,420
Total interest-earning assets	$121,905	$121,277	$109,378	$66,624	$87,452	$506,636

Interest-bearing liabilities:
Savings accounts	2,189	4,811	9,433	8,658	45,357	70,448
Checking and money market accounts	4,025	12,075	24,050	17,827	43,370	101,347
Certificate accounts	46,427	173,515	46,952	23,196	-	290,090
FHLB advances	35	105	135	340	-	615
Real estate tax escrow accounts	1,115	-	-	-	-	1,115
Other interest-bearing liabilities
Total interest-bearing liabilities	$53,791	$190,506	$80,570	$50,021	$88,727	$463,615

Interest-earning assets less interest-bearing liabilities	$68,114	($69,229)	$28,808	$16,603	($1,275)	$43,021

Cumulative interest-rate sensitivity gap(4)	$68,114	($1,115)	$27,693	$44,296	$43,021

Cumulative interest-rate gap as a percentage of total assets at September 30, 2010	12.87%	-0.21%	5.23%	8.37%	8.13%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2010	226.63%	99.54%	108.52%	111.82%	109.28%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of September 30, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$50,955	$(29,362)	-36.56%	10.49%	-4.37%
200	$61,999	$(18,318)	-22.81%	12.28%	-2.58%
100	$73,749	$(6,568)	-8.18%	14.04%	-0.82%
Static	$80,317	$-	---	14.86%	---
(100)	$78,819	$(1,498)	-1.87%	14.38%	-0.48%
(200)	$78,730	$(1,587)	-1.98%	14.19%	-0.67%
(300)	$80,431	$114	0.14%	14.33%	-0.53%

At September 30, 2009, the Company’s NPV was $62.1 million or 11.90% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $27.2 million or 5.72% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was an increase of 656 basis points.

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

Item 7A.  Quantitative and Qualitative  Disclosure About Market Risk

See Item7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prudential Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and comprehensive income and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary as of September 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
December 23, 2010

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2010	2009
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$3,649	$4,088
Interest-bearing deposits	62,875	9,581

Total cash and cash equivalents	66,524	13,669

Investment and mortgage-backed securities held to maturity (fair value—September 30, 2010, $116,594; September 30, 2009, $161,968)	112,673	160,126
Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2010, $69,891; September 30, 2009, $63,000)	72,425	62,407
Loans receivable—net of allowance for loan losses (September 30, 2010, $3,151; September 30, 2009, $2,732)	255,091	256,694
Accrued interest receivable	2,669	3,305
Real estate owned	3,197	3,622
Federal Home Loan Bank stock—at cost	3,545	3,545
Office properties and equipment—net	2,069	1,992
Bank owned life insurance	5,990	5,786
Deferred income taxes, net	1,762	2,343
Prepaid expenses and other assets	3,135	1,272
TOTAL ASSETS	$529,080	$514,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$2,570	$2,848
Interest-bearing	461,885	429,526
Total deposits	464,455	432,374
Advances from Federal Home Loan Bank	615	19,659
Accrued interest payable	3,361	3,463
Advances from borrowers for taxes and insurance	1,115	1,214
Accrued dividend payable	502	491
Accounts payable and accrued expenses	2,033	1,703

Total liabilities	472,081	458,904

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750; outstanding - 10,031,472 at September 30, 2010: 10,331,866 at September 30, 2009	126	126
Additional paid-in capital	53,528	52,938
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,234)	(3,457)
Treasury stock, at cost: 2,532,278 shares at September 30, 2010; 2,231,884 shares at September 30, 2009	(31,576)	(28,652)
Retained earnings (substantially restricted)	36,483	35,293
Accumulated other comprehensive income (loss)	1,672	(391)

Total stockholders’ equity	56,999	55,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,080	$514,761

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$14,914	$15,168
Interest on mortgage-backed securities	4,721	5,907
Interest and dividends on investments	5,474	6,311

Total interest income	25,109	27,386

INTEREST EXPENSE:
Interest on deposits	8,670	11,980
Interest on borrowings	746	962

Total interest expense	9,416	12,942

NET INTEREST INCOME	15,693	14,444

PROVISION FOR LOAN LOSSES	1,110	1,403

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,583	13,041

NON-INTEREST INCOME:
Fees and other service charges	493	491

Total other-than-temporary impairment losses	(597)	(4,983)
Portion of loss recognized in other comprehensive income, before taxes	37	1,702
Net impairment losses recognized in earnings	(560)	(3,281)

Other	454	338

Total non-interest income	387	(2,452)

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,430	4,609
Data processing	505	552
Professional services	499	714
Office occupancy	402	421
Depreciation	355	328
Payroll taxes	279	262
Director compensation	296	260
Federal Deposit Insurance Corporation Premiums	809	928
Real estate owned expense	414	1,088
Other	1,805	1,903

Total non-interest expenses	10,794	11,065

INCOME (LOSS) BEFORE INCOME TAXES	4,176	(476)

INCOME TAXES:
Current	1,528	1,625
Deferred benefit	(482)	(1,275)

Total	1,046	350

NET INCOME (LOSS)	$3,130	$(826)

BASIC INCOME (LOSS) PER SHARE	$0.33	$(0.08)

DILUTED INCOME (LOSS) PER SHARE	$0.32	$(0.08)

DIVIDENDS PER SHARE	$0.20	$0.20

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income
	(Dollars in Thousands)

BALANCE, SEPTEMBER 30, 2008	126	54,925	(3,680)	(19,481)	37,288	(691)	68,487

Cumulative adjustment related to the adoption of Accounting for Collateral Assignment Split-Dollar Agreement, net of tax					(256)		(256)

Cumulative adjustment related to the adoption of Recognition and Presentation of other-than-temporary impaiment, net of income tax benefit of $390					1,148	(758)	390

Comprehensive income:

Net loss					(826)		(826)	(826)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $570						(1,107)	(1,107)	(1,107)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $1,116						2,165	2,165	2,165

Comprehensive income								$232

Cash dividends ($0.20 per share)					(2,061)		(2,061)

Treasury stock purchased (738,000 shares)				(9,171)			(9,171)

Execss tax benefit from stock compensation		111					111

Stock option expense		159					159

Recognition and Retention Plan expense		185					185

Acquisition of restricted stock plan shares (226,148 shares)		(2,465)					(2,465)

ESOP shares committed to be released (22,620 shares)		23	223				246

BALANCE, SEPTEMBER 30, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:

Net income					3,130		3,130	3,130

Net unrealized holding gain on available for sale securities arising during the period, net of income tax $872						1,693	1,693	1,693

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $190						370	370	370

Comprehensive income								$5,193

Cash dividends ($0.20 per share)					(1,940)		(1,940)

Treasury stock purchased (300,394 shares)				(2,924)			(2,924)

Execss tax benefit from stock compensation		109					109

Stock option expense		218					218

Recognition and Retention Plan expense		300					300

ESOP shares committed to be released (22,620 shares)		(37)	223				186

BALANCE, SEPTEMBER 30, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income (loss)	$3,130	$(826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,110	1,403
Depreciation	355	328
Net accretion of premiums/discounts	(407)	(1,324)
Income from bank owned life insurance	(204)	(209)
Accretion of deferred loan fees	(148)	(85)
Compensation expense of ESOP	186	246
Impairment charge on investment and mortgage-backed securities	560	3,281
Impairment charge on real estate owned	18	1,008
Share-based compensation expense	627	455
Deferred income tax benefit	(482)	(1,275)
Excess tax benefit related to stock compensation	(109)	(111)
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	330	(5,861)
Accrued interest payable	(102)	(8)
Prepaid expenses and other assets	(1,855)	298
Accrued interest receivable	636	(128)
Net cash provided by (used in) operating activities	3,645	(2,808)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(62,986)	(95,987)
Purchase of investment and mortgage-backed securities available for sale	(23,845)	(17,717)
Principal collected on loans	52,456	51,868
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	110,483	99,304
Available for sale	16,748	9,911
Loans originated or acquired	(53,507)	(69,053)
Net purchase of Federal Home Loan Bank stock	-	(925)
Sale of real estate owned	2,100	-
Purchases of equipment	(433)	(138)
Net cash provided by (used in) investing activities	41,016	(22,737)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	2,178	10,446
Net increase in certificates of deposit	29,903	45,098
Net repayment borrowing with Federal Home Loan Bank	(19,044)	(12,042)
Decrease in advances from borrowers for taxes and insurance	(99)	(134)
Cash dividends paid	(1,929)	(2,083)
Excess tax benefit related to stock compensation	109	111
Acquisition of stock for Recognition and Retention Plan	-	(2,465)
Purchase of treasury stock	(2,924)	(9,171)
Net cash provided by financing activities	8,194	29,760
NET INCREASE IN CASH AND CASH EQUIVALENTS	52,855	4,215
CASH AND CASH EQUIVALENTS—Beginning of year	13,669	9,454
CASH AND CASH EQUIVALENTS—End of year	$66,524	$13,669
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$9,518	$12,949

Income taxes paid	$1,631	$1,979

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$1,692	$3,142

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area.  The Bank’s primary federal banking regulator is the Federal Deposit Insurance Corporation.  The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2010 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments.  As of September 30, 2010, PSB had assets of $98.1 million primarily consisting of investment and mortgage-backed securities.

Our primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  We also conduct business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.

Prudential Mutual Holding Company (the “MHC”), a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2010, Prudential Mutual Holding Company owned 74.6% (7,478,062 shares) of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  In addition to the 6,910,062 shares of the Company received in connection with the reorganization in March 2005, the MHC was concurrently therewith initially capitalized with $100,000 in cash from the Bank.  Subsequent to the reorganization, the MHC has purchased 568,000 shares of the Company’s common stock from other shareholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation –The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses, the fair value measurement for investment securities available for sale and deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits (with original maturities of less than 90 days).

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

Loans Receivable—Mortgage loans consist of loans secured primarily by first liens on one-to four-family residential properties and are stated at their unpaid principal balances net of unamortized net fees/costs. Other loans consist of residential construction loans, consumer loans, commercial real estate loans, commercial business loans, and loans secured by savings accounts which are likewise stated at their unpaid principal balances net of unamortized net fees/costs. Generally, the intent of management is to hold loans originated and purchased to maturity. The Bank defers all loan fees, net of certain direct loan origination costs. The balance is accreted into interest income as a yield adjustment over the life of the loan using the interest method.

Allowance for Loan Losses—  The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements.  The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap.  The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for  impaired loans is determined by the difference between the present value of the expected cash flows related to the loans, using the original interest rate, and their recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Mortgage Servicing Rights—The Bank originates mortgage loans held for investment and held for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or the value of forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at September 30, 2010 and 2009.

The Bank assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2010 and 2009, mortgage servicing rights of $6,000 and $10,000, respectively, were included in prepaid expenses and other assets. No valuation allowance was deemed necessary at the periods presented.

Amortization of the servicing asset totaled $5,000 and $8,000 for the years ended September 30, 2010, and 2009, respectively.

Unamortized Premiums and Discounts—Unamortized premiums and discounts on loans receivable, mortgage-backed securities and investment securities are amortized over the estimated average lives of the loans or securities purchased using a method which approximates the interest method.

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of book value or the estimated fair value at the date of acquisition, less estimated selling costs, establishing a new cost basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense.  After foreclosure a valuation is periodically performed by management and a write-down is recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value minus estimated costs to sell.

Federal Home Loan Bank of Pittsburgh (“FHLB”) Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

The Bank periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.  The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4%.  At September 30, 2010, the FHLB’s capital ratio of 8.3% exceeded the regulatory requirement.  The Bank believes its holdings in the stock are ultimately recoverable at par value at September 30, 2010 and, therefore determined that FHLB stock was not other-than-temporarily impaired.  In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

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

Dividend Payable – On September 15, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $.05 per share on the common stock of the Company payable on October 29, 2010 to the shareholders of record at the close of business on October 15, 2010.  The Company had 10,031,472 shares outstanding at the time of the dividend declaration resulting in a payable of $502,000 at September 30, 2010.  A portion of the cash dividend was payable to Prudential Mutual Holding Company on the shares of the Company’s common stock it owns and totaled $374,000.  At September 30, 2009, there was a dividend payable of $491,000 of which $365,000 was payable to Prudential Mutual Holding Company.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital.  As of September 30, 2010 the Company had allocated a total of 107,445 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The Company recognized compensation expense related to the ESOP of $167,000 and $228,000 for the years ended September 30, 2010 and 2009, respectively.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, in accordance with U.S. generally accepted accounting principles.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  During March 2010, the Company completed its seventh stock repurchase program to repurchase up to 198,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than the MHC.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.47 for purchases through September 30, 2010.  In addition, during September 2010 the MHC completed its fifth stock purchase plan to purchase up to 50,000 shares.  As of September 30, 2010, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. The repurchased shares are available for general corporate purposes.  As of September 30, 2010, 7,478,062 shares were owned by the MHC, 2,532,278 were re-purchased by the Company and held as treasury stock and 2,553,410 were owned by the public.

Comprehensive Income—The Company presents in the consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the years ended September 30, 2010 and 2009, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized loss due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period.

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

Income Taxes—  The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, and will derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the asset sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 15, 2010. The Company is continuing to evaluate this guidance. While the guidance will impact the presentation of certain disclosures within our financial statements, we do not expect that the guidance will have a material impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB 112”), which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2010		2009
	(Dollars in thousands except per share data)
	Basic	Diluted	Basic	Diluted

Net income (loss)	$3,130	$3,130	$(826)	$(826)

Weighted average shares outstanding	9,613,353	9,613,353	10,334,273	10,334,273

Effect of CSEs	-	118,958	-	115,895

Adjusted weighted average shares used in earnings per share computation	9,613,353	9,732,311	10,334,273	10,450,168

Income (loss) per share - basic and diluted	$0.33	$0.32	$(0.08)	$(0.08)

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$85,983	$1,831	$(12)	$87,802
Municipal obligations	475	-	-	475
Mortgage-backed securities - U.S. government agencies	26,215	2,102	-	28,317

Total securities held to maturity	$112,673	$3,933	$(12)	$116,594

Securities Available for Sale:
U.S. government and agency obligations	$9,995	$198	$-	$10,193
Mortgage-backed securities - U.S. government agencies	51,821	3,204	-	55,025
Mortgage-backed securities - Non-agency	8,067	178	(1,046)	7,199
Total debt securities	69,883	3,580	(1,046)	72,417

FHLMC preferred stock	8	-	-	8

Total securities available for sale	$69,891	$3,580	$(1,046)	$72,425

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$123,923	$881	$(645)	$124,159
Municipal obligations	1,970	6	-	1,976
Mortgage-backed securities - U.S. government agencies	34,233	1,600	-	35,833

Total securities held to maturity	$160,126	$2,487	$(645)	$161,968

Securities Available for Sale:
U.S. government and agency obligations	$2,000	$-	$(18)	$1,982
Mortgage-backed securities - U.S. government agencies	50,659	2,009	(57)	52,611
Mortgage-backed securities - Non-agency	10,325	6	(2,564)	7,767
Total debt securities	62,984	2,015	(2,639)	62,360

FHLMC preferred stock	16	31	-	47

Total securities available for sale	$63,000	$2,046	$(2,639)	$62,407

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2010:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government agency obligations	$(12)	$5,988	$-	$-	$(12)	$5,988

Total securities held to maturity	(12)	5,988			(12)	5,988

Securities Available for Sale:
Mortgage-backed securities - Non-Agency	(9)	225	(1,037)	3,311	(1,046)	3,536

Total securities available for sale	(9)	225	(1,037)	3,311	(1,046)	3,536

Total	$(21)	$6,213	$(1,037)	$3,311	$(1,058)	$9,524

All equity securities, municipal obligations and agency mortgage-backed securities were in an unrealized gain position as of September 30, 2010.

Management has reviewed its investment securities and determined that for the year ended September 30, 2010 unrealized losses of $560,000 on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  The Company determines whether the unrealized losses are temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

The following is a rollforward for the year ended September 30, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2009	$2,859

Additions for credit-related OTTI charges on previously unimpaired securities	22

Reductions for securities liquidated	(332)

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	538

Credit component of OTTI as of September 30, 2010	$3,087

United States Treasury and Government Sponsored Enterprise and Agency Notes - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s.  FNMA and FHLMC  senior debt securities are also currently rated  “Aaa” by Moody’s, short-term debt is rated “Prime-1”, subordinated debt  is rated “Aa2” and preferred stock ratings are currently “Aa3”  with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid and callable securities.  At September 30, 2010, securities in a gross unrealized loss for less than twelve months consist of four securities having an aggregate depreciation of 0.2% from the Company’s amortized cost basis.  There were no securities in an unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

State and Municipal Obligations – The municipal bonds consist of obligations of entities located in Pennsylvania.  None of the municipal bonds were in an unrealized loss position as of September 30, 2010.

U.S. Agency Issued Mortgage-Backed Securities - At September 30, 2010, there were no gross unrealized losses in this category of the portfolio.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to FNMA and FHLMC. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by FNMA and FHLMC. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of an investment in a mutual fund during 2008 and includes 68 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. For the year ended September 30, 2010 management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $597,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to the declining markets accountable for the balance of the OTTI charges.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of September 30, 2010. Of the recorded charge, a total of $560,000 was concluded to be credit related and recognized currently in earnings and $37,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of September 30, 2010, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $1.0 million in gross unrealized losses related to this portfolio, 29 securities had been in a loss position for longer than 12 months while six securities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2009:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$(643)	$52,854	$(2)	$1,993	$(645)	$54,847

Total securities held to maturity	(643)	52,854	(2)	1,993	(645)	54,847

Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(18)	$1,982	$(18)	$1,982
Mortgage-backed securities - U.S. government agencies	(48)	2,886	(9)	400
Mortgage-backed securities - Non-Agency	(1,310)	2,757	(1,254)	4,381	(2,564)	7,138

Total securities available for sale	(1,358)	5,643	(1,281)	6,763	(2,582)	9,120

Total	$(2,001)	$58,497	$(1,283)	$8,756	$(3,227)	$63,967

All equity securities, municipal obligations and agency mortgage-backed securities held to maturity were in an unrealized gain position as of September 30, 2009.

Management has reviewed its investment securities and determined that for the year ended September 30, 2009 unrealized losses of $5.0 million on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

A cumulative effect adjustment was recorded in the amount of $1.1 million to increase retained earnings with an increase to unrealized losses in accumulated other comprehensive income (loss) during the second fiscal quarter of 2009. This amount represented the non-credit related impairment charge related to the non-agency mortgage-backed securities discussed below.  This adjustment was made because the Company does not intend to sell and more likely than not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment is determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which  FASB is adopted. The cumulative effect adjustment includes the related tax effects.  The Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature.  Application of the guidance did not have a significant impact on other securities which were in unrealized loss positions at September 30, 2009.

The amortized cost and estimated fair value of U.S. agency and municipal obligations, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because of call provisions in the securities.  Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty.

	September 30, 2010
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	9,475	9,491	-	-
Due after five through ten years	24,991	25,936	5,996	6,156
Due after ten years	51,992	52,850	3,999	4,037

Total	$86,458	$88,277	$9,995	$10,193

	September 30, 2009
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$2,000	$2,048	$-	$-
Due after one through five years	790	791	-	-
Due after five through ten years	43,671	43,874	-	-
Due after ten years	79,432	79,422	2,000	1,982

Total	$125,893	$126,135	$2,000	$1,982

5.	LOANS RECEIVABLE

Loans receivable consist of the following:
	September 30,
	2010	2009
	(Dollars in Thousands)
One-to four-family residential	$197,164	$201,396
Multi-family residential	4,006	4,178
Commercial real estate	19,710	19,907
Construction and land development	40,650	36,764
Commercial business	893	2,232
Consumer	595	586

Total loans	263,018	265,063

Undisbursed portion of loans-in-process	(5,366)	(6,281)
Deferred loan costs	590	644
Allowance for loan losses	(3,151)	(2,732)

Net	$255,091	$256,694

The Bank originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2010 and 2009 is dependent, to a certain degree, on the local economy and real estate market.

The Bank originates or purchases both adjustable and fixed interest rate loans. At September 30, 2010 and 2009, the Bank had $47.7 million and $46.0 million of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Wall Street Journal prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of year	$2,732	$1,591
Provision for loan losses	1,110	1,403
Charge-offs	(691)	(262)
Recoveries	-	-

Balance, end of year	$3,151	$2,732

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

As of September 30, 2010 and 2009, the recorded investment in loans that are considered to be impaired was as follows:

	Year Ended September 30,
	2010	2009
	(Dollars in Thousands)
Impaired loans with a valuation allowance	$5,059	$1,661
Impaired loans without a valuation allowance	$-	$-
Average impaired loans	$2,191	$3,176
Interest income recognized on impaired loans	$165	$41

The impaired amounts in both 2010 and 2009 represents two construction loans in which current appraisal has been obtained of the underlying collateral properties, which shows a deterioration in the value of such properties consistent with the change in values in the region.  As a result of the Company’s measurement of impaired loans, as of September 30, 2010, specific reserves aggregated  $810,000 and $873,000 at September 30, 2010 and 2009, respectively.

Nonperforming loans (which consist of nonaccrual loans and loans in excess of 90 days delinquent and still accruing interest) at September 30, 2010 and 2009 amounted to approximately $3.5 million and $2.0 million, respectively.  Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on non-accrual loans is recognized only as collected.  There was no interest income foregone on non-accrual loans at September 30, 2010 or 2009.

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2010	2009
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	3,430	3,052
Automobiles	144	122

Total	6,386	5,986
Accumulated depreciation	(4,317)	(3,994)

Total office properties and equipment, net of accumulated depreciation	$2,069	$1,992

For the years ended September 30, 2010 and 2009, depreciation expense amounted to $355,000 and $328,000, respectively.

7.        DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Money market deposit accounts	$75,822	16.3%	$75,349	17.4%
Checking accounts (1)	28,642	6.2	29,869	6.9
Passbook, club and statement savings	69,901	15.1	66,968	15.5
Certificates maturing in six months or less	111,180	23.9	120,636	27.9
Certificates maturing in more than six months	178,910	38.5	139,552	32.3

Total	$464,455	100.0%	$432,374	100.0%

(1)	Indicates interest and non-interest bearing checking accounts.

The amount of scheduled maturities of certificate accounts was as follows:
September 30, 2010
(Dollars in Thousands)

One year or less	$219,942
One through two years	26,271
Two through three years	20,681
Three through four years	10,200
Four through five years	12,996

Total	$290,090

Certificates of deposit of $100,000 or more at September 30, 2010 and 2009 totaled approximately $113.0 million and $91.9 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2010	2009
	(Dollars in Thousands)
Checking and money market deposit accounts	$1,119	$1,863
Passbook, club and statement savings accounts	1,230	1,532
Certificate accounts	6,321	8,585
Total	$8,670	$11,980

8.        ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB totaled $615,000 and $19.7 million at September 30, 2010 and 2009, respectively.

There were advances as part a community housing program totaling $615,000 and $659,000 at September 30, 2010 and 2009, respectively ranging in maturity from fiscal years 2012 through 2015.

At September30, 2010, all of the advances from FHLB related to the community housing program.  The advances not part of the community housing program at September 30, 2009 consisted of the following:

	2009
		Fixed
		Interest
Due	Amount	Rate
	(Dollars in thousands)
December 2009	$6,000	1.59%
July 2010	2,000	5.98%
August 2010	3,000	5.93%
September 2010	8,000	5.69%

	$19,000

The advances are collateralized by all of the Federal Home Loan Bank stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.  At September 30, 2010, the Bank had the ability to obtain $153.6 million of additional FHLB advances.

9.	INCOME TAXES

The Company files a consolidated federal income tax return.  The Company uses the specific charge-off method for computing reserves for bad debts.  Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2010 and 2009 consists of the following:
	Year Ended September 30,
	2010	2009
	(Dollars in Thousands)

Current:
Federal	$1,528	$1,625
State	-	-
Total current taxes	1,528	1,625

Deferred income tax benefit	(482)	(1,275)
Total income tax provision	$1,046	$350

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2010	2009
	(Dollars in Thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$-	$201
Deposit premium	118	167
Allowance for loan losses	1,114	974
Real estate owned expenses	291	469
Non-accrual interest	-	15
Accrued vacation	59	44
Capital loss carryforward	1,873	1,873
Impairment loss	1,553	1,363
Post-retirement benefit plans	173	154
Split dollar life insurance	33	84
Employee benefit plans	298	246
Total deferred tax assets	5,512	5,590
Valuation allowance	(2,209)	(2,551)
Total deferred tax assets, net of valuation allowance	3,303	3,039

Deferred tax liabilities:
Unrealized gain on available for sale securities	861	-
Property	478	480
Mortgage servicing	2	4
Deferred loan fees	200	212
Total	1,541	696
Net deferred tax asset	$1,762	$2,343

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.2 million and $2.6 at September 30, 2010 and 2009, respectively.  Based on the September 30, 2010 valuation of the deferred tax asset, the gross deferred asset related to impairment losses increased by $190,000 during fiscal 2010 while the corresponding valuation allowance decreased by $342,000, resulting in an income tax benefit of $532,000 corresponding to the increase in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2010		2009
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Tax at statutory rate	$1,420	34.0%	$(162)	(34.0)%
Adjustments resulting from:
Valuation allowance	(342)	(8.2)	560	117.6
Income from bank owned life insurance	(69)	(1.7)	(71)	(14.9)
Income from muncipal obligations	(13)	(0.3)	(28)	(5.9)
Employee stock option plan	59	1.4	44	9.2
Other	(9)	(0.2)	7	1.5

Income tax expense per statements of income	$1,046	25.0%	$350	22.6%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Operations as a component of income tax expense.  As of September 30, 2010, the Internal Revenue Service has concluded an audit of the Company’s tax returns for the year ended September 30, 2007 in which there was no change necessary to the Company’s tax liability.  The Company’s federal and state income tax returns for taxable years through September 30, 2006 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2010 and 2009, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

As of September 30, 2010 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  The same notification was applicable to September 30, 2009.  To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2010:
Tier 1 capital (to average assets)
Company	$55,327	10.27%	$21,541	4.0%	N/A	N/A
Bank	50,932	9.46	21,541	4.0	$26,926	5.0%
Tier 1 capital (to risk-weighted assets)
Company	55,327	23.12	9,573	4.0	N/A	N/A
Bank	50,932	21.28	9,573	4.0	14,359	6.0
Total capital (to risk-weighted assets)
Company	58,320	24.37	19,146	8.0	N/A	N/A
Bank	53,925	22.53	19,146	8.0	23,932	10.0

September 30, 2009:
Tier 1 capital (to average assets)
Company	$56,248	10.86%	$20,709	4.0%	N/A	N/A
Bank	51,712	9.99	20,709	4.0	$25,886	5.0%
Tier 1 capital (to risk-weighted assets)
Company	56,248	24.59	9,150	4.0	N/A	N/A
Bank	51,712	22.61	9,150	4.0	13,724	6.0
Total capital (to risk-weighted assets)
Company	58,990	25.79	18,299	8.0	N/A	N/A
Bank	54,454	23.81	18,299	8.0	22,874	10.0

11.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2010 and 2009 was $722,000 and $437,000, respectively.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2010 and 2009.

The elimination of the expense reflected the Company’s decision to discontinue the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for a total cost of approximately $4.5 million.  The average purchase price was $9.86 per share.  As of September 30, 2010, the Company had allocated a total of 107,445 shares from the suspense account to participants and committed to release an additional 16,965 shares.  As of September 30, 2009 the Company had allocated a total of 84,825 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The expense relating to this plan for the years ended September 30, 2010 and 2009 was $167,000 and $228,000, respectively.

The Company maintains a Recognition and Retention Plan and Trust Agreement (“RRP”) which is administered by a committee of the Board of Directors of the Company.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases of shares are expected to be made by the RRP Trust under this plan.  During January 2009, grants covering 173,228 shares were awarded as part of the RRP.  An additional 5,654 shares were awarded during January 2010.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of September 30, 2010, 34,646 of the awarded shares had become fully vested and no shares subject to awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount per share equal to the price at the grant date. During the year ended September 30, 2010, approximately $387,000 was recognized in compensation expense for the RRP.  Tax benefits of $87,000 were recognized during the year ended September 30, 2010.  During the twelve months ended September 30, 2009, approximately $280,000 was recognized in compensation expense for the RRP.  Tax benefits of $95,000 were recognized during the year ended September 30, 2009.  At September 30, 2010, approximately $1.3 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2010 is presented in the following table:

	Year Ended September 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	173,228	$11.17
Issued	5,654	9.53
Vested	(34,646)	11.17
Nonvested stock awards at the end of the period	144,236	$11.11

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock were approved for future issuance pursuant to the Stock Option Plan.  As of September 30, 2010, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of September 30, 2010, options covering 85,653 shares were vested and exercisable, while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2010 and changes during the year ended September 30, 2010 are presented below:

	Year Ended September 30, 2010
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	428,266	$11.17
Granted	14,134	9.53
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	442,400	$11.12
Exercisable at the end of the period	85,653	$11.17

The weighted average remaining contractual term was approximately 8.25 years for options outstanding as of September 30, 2010.

The estimated fair value of options granted during fiscal 2010 was $2.76 per share.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used:

September 30, 2010
Dividend yield	2.10%
Expected volatility	28.95%
Risk-free interest rate	3.10%
Expected life of options	6.5 years

During the year ended September 30, 2010, $242,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $23,000 was recognized during the year ended September 30, 2010.  During the year ended September 30, 2009, $174,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $16,000 was recognized during the year ended September 30, 2009.  At September 30, 2010, approximately $802,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 3.25 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2010, the Bank had $6.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 6.75%.  At September 30, 2009, the Bank had $11.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 5.50% to 6.50%.

The aggregate undisbursed portion of loans-in-process amounted to $5.4 million and $6.3 million, respectively, at September 30, 2010 and 2009.

The Bank also had commitments under unused lines of credit of $6.9 million and $7.7 million, respectively, and letters of credit outstanding of $676,000 and $621,000, respectively, at September 30, 2010 and 2009.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2010 the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company leases certain property and equipment under non-cancelable operating leases.  Scheduled minimum payments are as follows for the fiscal years ended:

September 30,	Lease Obligation
(Dollars in Thousands)
2011	$78
2012	57
2013	15
2014	15
2015	10
Total	$175

Rent expense for all operating leases was approximately $77,000 and $76,000 for fiscal years ending September 30, 2010 and 2009, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	September 30,
	2010		2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$66,524	$66,524	$13,669	$13,669
Investment and mortgage-backed securities held to maturity	112,673	116,594	160,126	161,968
Investment and mortgage-backed securities available for sale	72,425	72,425	62,407	62,407
Loans receivable, net	255,091	262,777	256,694	262,000
Accrued interest receivable	3,197	3,197	3,622	3,622
Federal Home Loan Bank stock	3,545	3,545	3,545	3,545
Bank owned life insurance	5,990	5,990	5,786	5,786

Liabilities:
Checking accounts	28,642	28,642	29,869	29,869
Money market deposit accounts	75,822	75,822	75,349	75,349
Passbook, club and statement savings accounts	69,901	69,901	66,968	66,968
Certificates of deposit	290,090	296,087	260,188	266,192
Advances from Federal Home Loan Bank	615	614	19,659	20,294
Accrued interest payable	3,361	3,361	3,463	3,463

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

Accrued interest receivable —For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Bank Owned Life insurance—The fair value of bank owned life insurance is based on the cash surrender values obtained from an independent advisor that may be derivable from observable and unobservable market inputs.

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Advances from Federal Home Loan Bank—The fair value of advances from FHLB is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Accrued interest payable —For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and September 30, 2009, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

US GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

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

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$10,193	$-	$10,193
Mortgage-backed securities - U.S. Government agencies	-	55,025	-	55,025
Mortgage-backed securities - Non-agency	-	7,199	-	7,199
FNMA and FHLMC preferred stock	8	-	-	8
Total	$8	$72,417	$-	$72,425

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2009 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$1,982	$-	$1,982
Mortgage-backed securities - U.S. Government agencies	-	52,611	-	52,611
Mortgage-backed securities - Non-agency	-	7,685	82	7,767
FNMA and FHLMC preferred stock	47	-	-	47
Total	$47	$62,278	$82	$62,407

As a result of general market conditions and the illiquidity in the market for certain non-agency mortgage-backed securities in the 2009 period, management deemed it necessary to classify certain securities as Level 3.  These securities were priced by a third party specialist utilizing recent prices for similar securities as inputs in the standard discounted cash flow model, adjusted for assumptions unobservable in the market.  During the 2010 period, standard market pricing was more readily available as the illiquidity in the market has somewhat eased.  As a result, the Company re-classified such securities as Level 2.

The following provides details of the fair value measurement activity for Level 3 securities for the year ended September 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Non agency mortgage-backed securities
(Dollars in Thousands)

Balance, October 1, 2009:	$82
Total losses, realized/unrealized
Included in earnings	(11)
Included in accumulated other comprehensive income	25
Purchases, maturities, prepayments and calls, net	(21)
Transfers from Level 3, net	(75)
Balance, September 30, 2010:	$-

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $5.1 million at September 30, 2010. The collateral underlying these loans had a fair value of $4.2 million resulting in specific reserves in the allowance for loan losses of $810,000.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2010 (In Thousands)
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$4,249	$-	4,249
Real estate owned	-	3,197	-	3,197
Total	$-	$7,446	$-	$7,446

	At September 30, 2009 (In Thousands)
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$788	$-	788
Real estate owned	-	3,622	-	3,622
Total	$-	$4,410	$-	$4,410

15.           PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
At September 30,	2010	2009
	(Dollars in Thousands)
Assets:
Cash	$1,062	$954
ESOP loan receivable	3,689	3,848
Investment in Bank	52,604	51,321
Other assets	146	251
Total assets	$57,501	$56,374

Liabilities:
Accrued dividend payable	$502	$517
Total liabilities	502	517

Stockholders’ equity:
Preferred stock	-	-
Common stock	126	126
Additional paid-in-capital	53,528	52,938
Unearned ESOP shares	(3,234)	(3,457)
Treasury stock	(31,576)	(28,652)
Retained earnings	36,483	35,293
Accumulated other comprehensive income (loss)	1,672	(391)
Total stockholders’ equity	56,999	55,857

Total liabilities and stockholders’ equity	$57,501	$56,374

INCOME STATEMENT
For the year ended September 30,	2010	2009
	(Dollars in thousands)
Interest on ESOP loan	$218	$227
Equity in the undistributed loss of the Bank	(1,576)	(11,118)
Dividends from Bank	5,000	10,450
Other income	15	53

Total income	3,657	(388)

Professional services	288	323
Other expense	390	198

Total expense	678	521

Income (loss) before income taxes	2,979	(909)

Income tax benefit	(151)	(83)

Net (loss) income	$3,130	$(826)

CASH FLOWS
For the year ended September 30,	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$3,130	$(826)
Decrease (increase) in assets	107	(68)
Equity in the undistributed loss of the Bank	1,576	11,118

Net cash provided by operating activities	4,813	10,224

Investing activities:
Repayments received on ESOP loan	159	150

Net cash provided by investing activities	159	150
Financing activities:
Cash dividends paid	(1,940)	(2,083)
Payment to repurchase common stock	(2,924)	(9,171)

Net cash used in financing activities	(4,864)	(11,254)

Net increase (decrease) in cash and cash equivalents	108	(880)

Cash and cash equivalents, beginning of year	954	1,834

Cash and cash equivalents, end of year	$1,062	$954

16.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2010 and 2009 is as follows:

	September 30, 2010				September 30, 2009

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$6,466	$6,311	$6,312	$6,020	$7,227	$6,905	$6,620	$6,634
Interest expenses	2,489	2,286	2,344	2,298	3,462	3,426	3,188	2,865
Net interest income	3,977	4,025	3,968	3,722	3,765	3,479	3,432	3,769
Provision for loan losses	135	250	110	615	313	50	810	230
Net income after provision for loan losses	3,842	3,775	3,858	3,107	3,452	3,429	2,622	3,539
Non-interest income (charges)	19	62	169	137	(1,947)	(434)	(55)	(16)
Non-interest expense	2,553	2,661	2,789	2,791	2,454	2,678	2,782	3,151
Income (loss) before income taxes	1,308	1,176	1,238	453	(949)	317	(215)	372
Income tax expense (benefit)	622	333	(41)	131	44	365	11	(69)
Net (loss) income	$686	$843	$1,279	$322	$(993)	$(48)	$(226)	$441

Per share:
Earnings (loss) per share - basic	$0.07	$0.09	$0.13	$0.03	$(0.09)	$(0.004)	$(0.02)	$0.04
Earnings (loss) per share - diluted	0.07	0.09	0.13	0.03	(0.09)	$(0.004)	(0.02)	0.04
Dividends per share	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

Due to rounding, the sum of the earnings (loss) per share in individual quarters may differ from reported amounts.

17.	SUBSEQUENT EVENTS

The largest real estate owned property owned by the Bank which consists of a single-family residence and an adjacent lot with an aggregate book value of $1.2 million was sold during December 2010.  An additional loss of approximately $150,000 will be recognized during the first quarter of fiscal 2011.

******

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2010.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm under rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
Thomas A. Vento	Joseph R. Corrato
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Item 9B. Other Information

 Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 7, 2011, which will be filed with the SEC on or about January 7, 2011 (“Definitive Proxy Statement”).

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

Equity Compensation Plan Information.  The following table provides information as of September 30, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	586,636	(1)	$11.12	(1)	170,235
Equity compensation plans not approved by security holders	--		--		--
Total	586,636		$11.12		170,235

(1)	Includes 144,236 shares subject to restricted stock grants which were not vested as of September 30, 2010. The weighted-average exercise price excludes such restricted stock grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections captioned “Beneficial Ownership of Common Stock by Certain Beneficial Ownership Management – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. of Pennsylvania(1)
3.2	Bylaws of Prudential Bancorp, Inc. of Pennsylvania(1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. of Pennsylvania(1)
10.1	Amended and Restated Employment Agreement between Prudential Savings Bank and Thomas A. Vento(2)*
10.2	Amended and Restated Employment Agreement between Prudential Savings Bank and Joseph R. Corrato(2)*
10.3	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)*
10.4	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(2)*
10.5	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)*
10.6	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)*
10.7
Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (3)

10.8	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.9	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (5)*
21.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business – Subsidiaries” for the required information
23.1	Consent of SR Snodgrass, A.C.
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Commission File No. 333-119130) filed with the Commission on September 30, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 2008 and filed with the Commission on November 25, 2008 (Commission File No. 000-51214).

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 7, 2008 and filed with the Commission on November 7, 2008 (Commission File No. 000-51214).

(4)	Incorporated by reference from Appendix A of Prudential Bancorp, Inc. of Pennsylvania’s definitive proxy statement (Commission File No. 000-51214) filed with the Commission on November 26, 2008.

(b)           Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)           Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc. of Pennsylvania

December 23, 2010	By:	/s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Packer, Jr.	December 23, 2010
Joseph W. Packer, Jr. Chairman of the Board

/s/ Thomas A. Vento	December 23, 2010
Thomas A. Vento President and Chief Executive Officer

/s/ Jerome R. Balka, Esq.	December 23, 2010
Jerome R. Balka, Esq. Director

/s/ A. J. Fanelli
A. J. Fanelli Director	December 23, 2010

/s/ Francis V. Mulcahy
Francis V. Mulcahy Director	December 23, 2010

/s/ JOHN C. HOSIER
John C. Hosier Director	December 23, 2010

/s/ Joseph R. Corrato
Joseph R. Corrato Executive Vice President, Chief Financial Officer and Chief Accounting Officer	December 23, 2010