Form 10-Q
period 2010-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2011-02-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of February 1, 2011, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2010	2010
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$3,278	$3,649
Interest-bearing deposits	47,026	62,875

Total cash and cash equivalents	50,304	66,524

Investment and mortgage-backed securities held to maturity (estimated fair value—December 31, 2010, $126,822; September 30, 2010, $116,594)	125,230	112,673
Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2010, $72,935; September 30, 2010, $69,891)	74,445	72,425
Loans receivable—net of allowance for loan losses (December 31, 2010, $3,731; September 30, 2010, $3,151)	252,719	255,091
Accrued interest receivable	2,751	2,669
Real estate owned	2,034	3,197
Federal Home Loan Bank stock—at cost	3,368	3,545
Office properties and equipment—net	2,011	2,069
Bank owned life insurance	6,040	5,990
Prepaid expenses and other assets	2,919	3,135
Deferred tax asset-net	1,800	1,762
TOTAL ASSETS	$523,621	$529,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,976	$2,570
Interest-bearing	461,058	461,885
Total deposits	464,034	464,455
Advances from Federal Home Loan Bank	604	615
Accrued interest payable	89	3,361
Advances from borrowers for taxes and insurance	1,765	1,115
Accounts payable and accrued expenses	686	2,033
Accrued dividend payable	501	502

Total liabilities	467,679	472,081

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,031,472 at December 31, 2010 and September 30, 2010	126	126
Additional paid-in capital	53,666	53,528
Unearned ESOP shares	(3,178)	(3,234)
Treasury stock, at cost: 2,532,278 shares at December 31, 2010 and September 30, 2010	(31,576)	(31,576)
Retained earnings	35,907	36,483
Accumulated other comprehensive income	997	1,672

Total stockholders’ equity	55,942	56,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523,621	$529,080

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2010	2009

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,623	$3,751
Interest on mortgage-backed securities	1,065	1,223
Interest and dividends on investments	965	1,492

Total interest income	5,653	6,466

INTEREST EXPENSE:
Interest on deposits	2,020	2,272
Interest on borrowings	2	217

Total interest expense	2,022	2,489

NET INTEREST INCOME	3,631	3,977

PROVISION FOR LOAN LOSSES	580	135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,051	3,842

NON-INTEREST INCOME:
Fees and other service charges	118	125

Total other-than-temporary impairment losses	(127)	(294)
Portion of losses recognized in other comprehensive income, before taxes	32	90
Net impairment losses recognized in earnings	(95)	(204)

Other	111	98

Total non-interest income	134	19

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,431	1,361
Data processing	119	138
Professional services	77	141
Office occupancy	89	93
Depreciation	88	87
Payroll taxes	65	67
Director compensation	82	62
Real estate owned expenses	145	20
Federal Deposit Insurance Corporation insurance	265	182
Other	502	402

Total non-interest expense	2,863	2,553

INCOME BEFORE INCOME TAXES	322	1,308

INCOME TAXES:
Current expense	106	594
Deferred expense	310	28

Total income tax expense	416	622

NET (LOSS) INCOME	$(94)	$686

BASIC (LOSS) INCOME PER SHARE	$(0.01)	$0.07

DILUTED (LOSS) INCOME PER SHARE	$(0.01)	$0.07

See notes to unaudited consolidated financial statements.

 PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive loss:

Net loss					(94)		(94)	(94)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $380						(738)	(738)	(738)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $32						63	63	63
Comprehensive loss								$(769)

Cash dividend declared
($ 0.05 per share)					(482)		(482)

Excess tax benefit from stock compensation		39					39

Stock option expense		55					55

Recognition and Retention Plan expense		64					64

ESOP shares committed to
be released (5,655 shares)	-	(20)	56	-	-	-	36

BALANCE, December 31, 2010	$126	$53,666	$(3,178)	$(31,576)	$35,907	$997	$55,942

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:

Net income					686		686	686

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $229						(445)	(445)	(445)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $69						135	135	135
Comprehensive income								$376

Cash dividend declared
($ 0.05 per share)					(497)		(497)

Excess tax benefit from stock compensation		37					37

Stock option expense		53					53

Recognition and Retention Plan expense		63					63

ESOP shares committed to
be released (5,655 shares)	-	-	56	-	-	-	56

BALANCE, December 31, 2009	$126	$53,091	$(3,401)	$(28,652)	$35,482	$(701)	$55,945

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net (loss) income	$(94)	$686

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	580	135
Depreciation	88	87
Net accretion of premiums/discounts	(83)	(81)
Net accretion of deferred loan fees and costs	(18)	(13)
Impairment charge on investment securities	95	204
Loss on sale of real estate owned	135	-
Share-based compensation expense	158	153
Compensation expense of ESOP	36	56
Income from bank owned life insurance	(50)	(53)
Deferred income tax expense	310	28
Excess tax benefit related to stock compensation	(39)	(37)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(82)	81
Prepaid expenses and other assets	216	(2,611)
Accrued interest payable	(3,272)	(2,708)
Accounts payable and accrued expenses	(1,347)	(285)
Net cash used in operating activities	(3,367)	(4,358)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(25,000)	(2,994)
Purchase of investment and mortgage-backed securities available for sale	(14,777)	(5,935)
Loans originated or acquired	(13,656)	(11,167)
Principal collected on loans	15,466	11,300
Principal payments received on investment and mortgage-backed securities:
held-to-maturity	12,455	15,861
available-for-sale	11,710	2,656
Proceeds from redemption of FHLB stock	177	-
Proceeds from sale of real estate owned	1,028	-
Purchases of equipment	(30)	(61)
Net cash (used in) provided by investing activities	(12,627)	9,660
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	2,690	7,561
Net decrease in certificates of deposit	(3,111)	(18,807)
Repayment of advances from Federal Home Loan Bank	(11)	-
Borrowings of advances from Federal Home Loan Bank	-	3,989
Increase in advances from borrowers for taxes and insurance	650	596
Excess tax benefit related to stock compensation	39	37
Cash dividend paid	(483)	(472)
Net cash used in financing activities	(226)	(7,096)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,220)	(1,794)

CASH AND CASH EQUIVALENTS—Beginning of period	66,524	13,669

CASH AND CASH EQUIVALENTS—End of period	$50,304	$11,875
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$5,294	$5,197

Income taxes paid	$550	$753

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$-	$437

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, other than temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Dividend Payable – On December 15, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $ 0.05 on the common stock of the Company payable on January 28, 2011 to the shareholders of record at the close of business on January 14, 2011 which resulted in a payable of $501,000 at December 31, 2010.  A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $374,000.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of December 31, 2010, the Company had allocated a total of 130,065 shares from the suspense account to participants.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 449,492.  For the three months ended December 31, 2010, the Company recognized $30,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate non-employees, with fair value.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.47 for purchases through December 31, 2010.  As of December 31, 2010, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. The repurchased shares are available for general corporate purposes.  As of December 31, 2010, 7,478,062 shares were owned by the MHC, 2,532,278 shares had been purchased by the Company and held as treasury stock which results in 2,553,410 shares owned by public shareholders.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the three months ended December 31, 2010 and 2009, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.  While the FHLB has recognized losses in recent periods, it is currently not probable that the Company will not realize its cost basis as the FHLB has maintained capital levels in excess of regulatory requirements.  Management concluded that no impairment existed as of December 31, 2010.

Recent Accounting Pronouncements – In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The required disclosures have been incorporated in note 4.

In September, 2010, the FASB issued ASU No. 2010-25, Plan Accounting – Defined Contribution Pension Plans.  The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October, 2010, the FASB issued No. ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In December, 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended December 31,

	2010		2009
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net (loss) income	$(94)	$(94)	$686	$686
Weighted average shares outstanding	9,514,031	9,514,031	9,873,428	9,873,428
Effect of common stock equivalents	-	-	-	187,566

Adjusted weighted average shares used in earnings per share computation	$9,514,031	$9,514,031	$9,873,428	$10,060,994
(Loss) income per share - basic and diluted	$(0.01)	$(0.01)	$0.07	$0.07

Due to the net loss recognized for the quarter ended December 31, 2010, the inclusion of any CSEs would decrease the amount of net loss per share for the quarter and be antidilutive.  Consequently, basic and diluted weighted average shares outstanding are equal for the quarter ended December 31, 2010.  Had net income been recognized for the quarter ended December 31, 2010, there would have been an additional 92,503 shares used in the  diluted earnings per share calculation.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)

U.S. Government agency obligations	$100,703	$783	$(1,043)	$100,443
Mortgage-backed securities - U.S.
Government agencies	24,527	1,852	-	26,379

Total securities held to maturity	$125,230	$2,635	$(1,043)	$126,822

Securities available for sale:
U.S. Government agency obligations	$6,998	$91	$(69)	$7,020
Mortgage-backed securities - U.S.
Government agencies	58,427	2,416	(236)	60,607
Mortgage-backed securities - Non-agency	7,502	200	(892)	6,810

Total debt securities	72,927	2,707	(1,197)	74,437

FHLMC preferred stock	8	-	-	8

Total securities available for sale	$72,935	$2,707	$(1,197)	$74,445

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Government agency obligations	$85,983	$1,831	$(12)	$87,802
Municipal obligations	475	-	-	475
Mortgage-backed securities - U.S.
Government agencies	26,215	2,102	-	28,317

Total securities held to maturity	$112,673	$3,933	$(12)	$116,594

Securities available for sale:
U.S. Government agency obligations	$9,995	$198	$-	$10,193
Mortgage-backed securities - U.S.
Government agencies	51,821	3,204	-	55,025
Mortgage-backed securities - Non-agency	8,067	178	(1,046)	7,199
Total debt securities	69,883	3,580	(1,046)	72,417

FHLMC preferred stock	8	-	-	8

Total securities available for sale	$69,891	$3,580	$(1,046)	$72,425

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2010:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Government agency obligations	$(1,043)	$53,669	$-	$-	$(1,043)	$53,669

Total securities held to maturity	(1,043)	53,669	-	-	(1,043)	53,669

Securities available for sale:
U.S. Government agency obligations	(69)	1,931	-	-	(69)	1,931
Mortgage-backed securities - U.S.
Government agencies	(236)	7,429	-	-	(236)	7,429
Mortgage-backed securities - Non-agency	(15)	737	(877)	3,149	(892)	3,886

Total securities available for sale	(320)	10,097	(877)	3,149	(1,197)	13,246

Total	$(1,363)	$63,766	$(877)	$3,149	$(2,240)	$66,915

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2010:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Government and agency obligations	$(12)	$5,988	$-	$-	$(12)	$5,988

Total securities held to maturity	(12)	5,988			(12)	5,988

Securities available for sale:
Mortgage-backed securities - Non-agency	(9)	225	(1,037)	3,311	(1,046)	3,536

Total securities available for sale	(9)	225	(1,037)	3,311	(1,046)	3,536

Total	$(21)	$6,213	$(1,037)	$3,311	$(1,058)	$9,524

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once each quarter, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

The following is a rollforward for the three months ended December 31, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2010	$3,087

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	95

Credit component of OTTI as of December 31, 2010	$3,182

U.S. Government Agency Obligations - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s.  FNMA and FHLMC  senior debt securities are also currently rated  “Aaa” by Moody’s , short-term debt is rated “Prime-1”, subordinated debt  is rated “Aa2” and preferred stock ratings are currently “Aa3”  with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid and callable securities.  The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch.  At December 31, 2010, securities in a gross unrealized loss for less than twelve months consist of 33 securities having an aggregate depreciation of 1.0% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

US Agency Issued Mortgage-Backed Securities - At December 31, 2010, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $236,000 or 3.1% from the Company’s amortized cost basis and consisted of six securities.  There were no securities in a gross unrealized loss in the category of more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of an investment in a mutual fund and includes 68 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the quarter ended December 31, 2010, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $127,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities collateralized by Alt-A loans, home equity lines of credit and other receivables as well as whole loans with more significant exposure to declining real estate markets.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of December 31, 2010. Of the recorded charge, a total of $95,000 was concluded to be credit related and recognized currently in earnings and $32,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of December 31, 2010, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $892,000 in gross unrealized losses related to this portfolio, 26 securities had been in a loss position for longer than 12 months while 11 securities had been in a loss position for less than 12 months.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	13,000	12,869	-	-
Due after five through ten years	29,994	30,337	2,999	3,081
Due after ten years	57,709	57,237	3,999	3,939

Total	$100,703	$100,443	$6,998	$7,020

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.        LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2010	2010
	(Dollars in Thousands)
One-to-four family residential	$198,345	$197,164
Multi-family residential	3,950	4,006
Commercial real estate	21,214	19,710
Construction and land development	35,620	40,650
Commercial business	882	893
Consumer	720	595

Total loans	260,731	263,018

Undisbursed portion of loans-in-process	(4,847)	(5,366)
Deferred loan costs, net	566	590
Allowance for loan losses	(3,731)	(3,151)

Net	$252,719	$255,091

The following table summarizes the loans individually evaluated for impairment by loan segment at December 31, 2010:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Total loans	$198,345	$3,950	$21,214	$35,620	$882	$720	$260,731
Individually evaluated for impairment	$2,824	$-	$-	$5,816	$-	$-	$8,640
Collectively evaluated for impairment	195,521	3,950	21,214	29,804	882	720	252,091

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all construction loans and 90 plus day delinquent commercial loans for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010:

Impaired
Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
(Dollars in Thousands)
Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$2,824	$16	$-	$2,824	$2,824
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	5,191	1,166	625	5,816	5,816
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total Loans	$8,015	$1,182	$625	$8,640	$8,640

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three months ended
	December 31,
	(Dollars in Thousands)
	2010	2009
Average recorded investment in impaired loans	$6,850	$1,665
Interest income recognized on an accrual basis on impaired loans	68	-
Interest income recognized on a cash basis on impaired loans	15	8

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

The following table presents the classes of the loan portfolio summarized by the aggregate “Pass” and the criticized categories of “special mention”, “substandard” and “doubtful” within the Company’s risk rating system as of December 31, 2010:

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four family residential	$191,735	$-	$6,610	$-	$198,345
Multi-family residential	3,950	-	-	-	3,950
Commercial real estate	20,319	-	895	-	21,214
Construction and land development	20,538	4,331	10,751	-	35,620
Commercial business	882	-	-	-	882
Consumer	720	-	-	-	720
Total Loans	$238,144	$4,331	$18,256	$-	$260,731

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010:

				Total
		30-89 Days	90 Days+	Past Due	Non-	Total
	Current	Past Due	Past Due	and accruing	Accrual	Loans
	(Dollars in Thousands)
One-to-four family residential	$190,399	$1,618	$3,197	$4,815	$3,131	$198,345
Multi-family residential	3,950	-	-	-	-	3,950
Commercial real estate	20,319	-	485	485	410	21,214
Construction and land development	35,414	-	-	-	206	35,620
Commercial business	882	-	-	-	-	882
Consumer	720	-	-	-	-	720
Total Loans	$251,684	$1,618	$3,682	$5,300	$3,747	$260,731

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

 The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended December 31,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of period	$3,151	$2,732
Provision for loan losses	580	135
Charge-offs	-	-
Recoveries	-	-

Balance, end of period	$3,731	$2,867

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

5.        DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2010		2010

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$75,378	16.2%	$75,822	16.3%
Checking accounts (1)	31,676	6.8	28,642	6.2
Passbook, club and statement savings	70,001	15.1	69,901	15.1
Certificates maturing in six months or less	154,092	33.3	111,180	23.9
Certificates maturing in more than six months	132,887	28.6	178,910	38.5

Total	$464,034	100.0%	$464,455	100.0%

(1)	Includes interest and non-interest bearing checking accounts.

Certificates of $100,000 and over totaled $113.9 million as of December 31, 2010 and $113.0 million as of September 30, 2010.

6.	INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2010	2010
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$106	$118
Allowance for loan losses	1,333	1,114
Real estate owned expenses	2	291
Nonaccrual interest	17	-
Accrued vacation	63	59
Capital loss carryforward	1,873	1,873
Impairment loss	1,585	1,553
Split dollar life insurance	32	33
Post-retirement benefits	171	173
Employee benefit plans	342	298
Total deferred tax assets	5,524	5,512
Valuation allowance	(2,538)	(2,209)
Total deferred tax assets, net of valuation allowance	2,986	3,303

Deferred tax liabilities:
Unrealized gain on available for sale securities	514	861
Property	478	478
Mortgage servicing rights	2	2
Deferred loan fees	192	200
Total deferred tax liabilities	1,186	1,541

Net deferred tax asset	$1,800	$1,762

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.5 million at December 31, 2010.  The gross deferred asset related to impairment losses increased by $32,000 during the three months ended December 31, 2010 while the corresponding valuation allowance increased by $329,000, resulting in additional income tax expense of $297,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

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

7.             STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under this plan.  As of December 31, 2010, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of December 31, 2010, 34,656 shares had become fully vested and no shares were forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date.  During the three months ended December 31, 2010, approximately $97,000 was recognized in compensation expense for the RRP.  A tax benefit of $33,000 was recognized during the three months ended December 31, 2010.   During the three months ended December 31, 2009, approximately $95,000 was recognized in compensation expense for the RRP.  A tax benefit of $32,000 was recognized during the three months ended December 31, 2009.  At December 31, 2010, approximately $1.2 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2010 is presented in the following table:

	Three Months Ended December 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2010	144,236	$11.11
Issued	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2010	144,236	$11.11

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan.  As of December 31, 2010, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of December 31, 2010, 85,653 options were vested while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of December 31, 2010 and changes during the three month period ended December 31, 2010 are presented below:

	Three Months Ended December 31, 2010
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2010	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	442,400	$11.12
Exercisable at December 31, 2010	85,653	$11.17

The weighted average remaining contractual term was approximately 8 years for options outstanding as of December 31, 2010.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  The fair value was estimated on the date of grant in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

	Granted Fiscal Year Ended
	2009	2010
Dividend yield	1.79%	2.10%
Expected volatility	27.94%	28.95%
Risk-free interest rate	1.96%	3.10%
Expected life of options	6.5 years	6.5 years

During the three months ended December 31, 2010, $61,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $6,000 was recognized during the three months ended December 31, 2010.  During the three months ended December 31, 2009, $59,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $6,000 was recognized during the three months ended December 31, 2009.  At December 31, 2010, approximately $741,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 3 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2010, the Company had $5.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 6.75%.  At September 30, 2010, the Company had $6.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 6.75%.

The aggregate undisbursed portion of loans-in-process amounted to $4.8 million and $5.4 million, respectively, at December 31, 2010 and September 30, 2010.

The Company also had commitments under unused lines of credit of $6.9 million at both December 31, 2010 and September 30, 2010, and letters of credit outstanding of $676,000 at both December 31, 2010 and September 30, 2010.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2010, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	December 31,		September 30
	2010		2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,304	$50,304	$66,524	$66,524
Investment and mortgage-backed
securities held to maturity	125,230	126,822	112,673	116,594
Investment and mortgage-backed
securities available for sale	74,445	74,445	72,425	72,425
Loans receivable, net	252,719	258,866	255,091	262,777
Accrued interest receivable	2,751	2,751	2,669	2,669
Federal Home Loan Bank stock	3,368	3,368	3,545	3,545
Bank owned life insurance	6,040	6,040	5,990	5,990

Liabilities:
Checking accounts	31,676	31,676	28,642	28,642
Money market deposit accounts	75,378	75,378	75,822	75,822
Passbook, club and statement
savings accounts	70,001	70,001	69,901	69,901
Certificates of deposit	286,979	292,625	290,090	296,087
Advances from Federal Home
Loan Bank	604	602	615	614
Accrued interest payable	89	89	3,361	3,361

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

Loans Receivable—The fair value of loans is estimated based on present value using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Bank Owned Life Insurance—The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that may be derivable from observable and unobservable market inputs.

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on a present value estimate using market rates currently offered for deposits of similar remaining maturity.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and September 30, 2010, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Those assets which will continue to be measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$7,020	$-	$7,020
Mortgage-backed securities - U.S. Government agencies	-	60,607	-	60,607
Mortgage-backed securities - Non-agency	-	6,810	-	6,810
FHLMC preferred stock	8	-	-	8
Total	$8	$74,437	$-	$74,445

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$10,193	$-	$10,193
Mortgage-backed securities - U.S. Government agencies	-	55,025	-	55,025
Mortgage-backed securities - Non-agency	-	7,199	-	7,199
FHLMC preferred stock	8	-	-	8
Total	$8	$72,417	$-	$72,425

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and loans or properties collateralizing loans transferred into real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under ASC No. 310-10-35, Receivables-Subsequent Measurement, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $8.6 million at December 31, 2010. The collateral underlying these loans had a fair value of $7.5 million, resulting in specific reserves in the allowance for loan losses of $1.2 million.

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

 Summary of Non-Recurring Fair Value Measurements

	At December 31, 2010
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$7,458	$-	$7,458
Real estate owned	-	2,034	-	$2,034
Total	$-	$9,492	$-	$9,492

	At September 30, 2010
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$4,249	$-	4,249
Real estate owned	-	3,197	-	3,197
Total	$-	$7,446	$-	$7,446

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2010 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization in 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K .  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans or  properties collateralizing loans transferred into real estate owned at fair value on a non-recurring basis.

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

Market Overview.  The market dislocations experienced in the financial market beginning in 2007 have continued through 2010.  One of the primary sources for the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, especially condominium sales, construction lending and lending to contractors.  The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

Despite the current market and economic conditions, the Company continues to maintain a strong capital position.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended December 31, 2010.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

At December 31, 2010, the Company had total assets of $523.6 million, a decrease of $5.5 million from $529.1 million at September 30, 2010.  The decrease was primarily attributable to decreases during the first quarter of fiscal 2010 of $16.2 million in cash and cash equivalents and $2.4 million in net loans.  These decreases were partially offset by a $14.6 million increase in the investment and mortgage-backed securities portfolio as we re-invested a portion of our cash and cash equivalents in such higher yielding assets.

Total liabilities decreased $4.4 million to $467.7 million at December 31, 2010 from $472.1 million at September 30, 2010.  The decrease was primarily the result of a $3.3 million decrease in accrued interest related to certificates of deposit that is generally distributed at the end of the calendar year.

Stockholders’ equity decreased by $1.1 million to $55.9 million at December 31, 2010.  The decrease reflected the payment of dividends totaling $482,000 combined with a $738,000 decrease in the unrealized gain on available for sale securities.  The decrease in the amount of the unrealized gain reflected the decline in fair value of available for sale securities as a result of increases in market rates of interest as compared to September 30, 2010.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Net income.  The Company reported a net loss of $94,000 for the quarter ended December 31, 2010 as compared to net income of $686,000 for the quarter ended December 31, 2009.  The loss incurred for the first quarter of fiscal 2011 reflected the combined effects of increases in the provision for loan losses, non-interest expense and the valuation allowance on deferred tax assets as well as a decrease in net interest income.

Net interest income.  Net interest income decreased $346,000 or 8.7% to $3.6 million for the three months ended December 31, 2010 as compared to $4.0 million for the same period in 2009. The decrease was due to an $813,000 or 12.6% decrease in interest income partially offset by a $467,000, or 18.8% decrease in interest expense.  The decrease in interest income resulted from an 89 basis point decrease to 4.47% in the weighted average yield earned on interest-earning assets partially offset by a $23.8 million or 4.9% increase in the average balance of interest-earning assets for the three months ended December 31, 2010, as compared to the same period in 2009.  The decrease in the weighted average yield earned was primarily due to the increased amount of cash and cash equivalents as the result of the receipt of the receipt of proceeds from the repayment of investment securities.  The yield on cash and cash equivalents is less than the weighted average yield on the investment securities which repaid during the 2010 period.  The decrease in interest expense resulted primarily from an 50 basis point decrease to 1.75% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $19.8 million or 4.5% increase in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the three months ended December 31, 2010, as compared to the same period in 2009.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.

For the quarter ended December 31, 2010, the net interest margin was 2.87%, as compared to 3.30% for the same period in 2009.  The decrease in the net interest margin was primarily due to the shift in the relative composition of interest-earning assets to increased amounts of cash and cash equivalents as higher yielding investment securities were called and repaid during the later part of fiscal 2010 and first quarter of fiscal 2011.

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

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$99,371	$932	3.75%	$126,535	$1,490	4.71%
Mortgage-backed securities	88,339	1,065	4.82	94,671	1,223	5.17
Loans receivable(1)	255,129	3,623	5.68	256,079	3,751	5.86
Other interest-earning assets	63,362	33	0.21	5,100	2	0.16
Total interest-earning assets	506,201	5,653	4.47	482,385	6,466	5.36
Cash and non-interest-bearing balances	3,160			8,010
Other non-interest-earning assets	18,620			18,180
Total assets	$527,981			$508,575
Interest-bearing liabilities:
Savings accounts	$69,391	229	1.32	$67,997	327	1.92
Money market deposit and NOW accounts	103,262	202	0.78	106,462	293	1.10
Certificates of deposit	287,327	1,588	2.21	246,200	1,650	2.68
Total deposits	459,980	2,019	1.76	420,659	2,270	2.16
Advances from Federal Home Loan Bank	608	2	1.32	20,043	217	4.33
Advances from borrowers for taxes and insurance	1,429	1	0.28	1,476	2	0.54
Total interest-bearing liabilities	462,017	2,022	1.75	442,178	2,489	2.25
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,768			3,047
Other liabilities	6,725			7,449
Total liabilities	471,510			452,674
Stockholders’ equity	56,471			55,901
Total liabilities and stockholders’ equity	$527,981			$508,575
Net interest-earning assets	$44,184			$40,207
Net interest income; interest rate spread		$3,631	2.72%		$3,977	3.11%
Net interest margin(2)			2.87%			3.30%

Average interest-earning assets to average interest-bearing liabilities		109.56%			109.09%

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

Our methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance. To determine the adequacy of the allowance and the need for potential changes to the allowance, we conduct a formal analysis at least quarterly to assess the risk within the loan portfolio.  This assessment includes analyses of historical performance, past due trends, the level of nonperforming loans, reviews of certain impaired loans, loan activity since the last quarter, consideration of current economic conditions, and other pertinent information.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting conclusions are reviewed and approved by senior management.

The Company established a provision for loan losses of $580,000 for the quarter ended December 31, 2010, compared to $135,000 for the same quarter in 2009.  The increased provision for the 2010 period primarily related to an additional specific reserve of $315,000 established with respect to an 18-unit condominium project located in Philadelphia in which the estimated net realizable value of the collateral has been determined to be less than the $4.2 million loan balance based on a recent appraisal.  Although the loan is impaired, the loan is not considered non-performing as the loan is not delinquent or in non-accrual status.   At December 31, 2010, the Company’s non-performing assets totaled $9.5 million or 1.8% of total assets as compared to $6.7 million or 1.4% at September 30, 2010.  The non-performing assets consisted of one construction loan totaling $206,000, three commercial real estate loans to two borrowers totaling $898,000, 24 one-to four-family residential mortgage loans totaling $6.3 million and five real estate owned properties totaling $2.0 million.  Four of the properties represent the entirety of one townhouse project totaling $1.7 million while the fifth property is a condominium unit which is part of an existing construction project.  With respect to the project, the outstanding principle balance of the loan, which is impaired, at December 31, 2010 was $1.0 million.  The allowance for loan losses totaled $3.7 million, or 1.4% of total loans and 50.2% of non-performing loans at December 31, 2010.

Non-interest income.  Non-interest income amounted to $134,000 for the three months ended December 31, 2010, compared with $19,000 for the same period in 2009.  The improvement compared to the 2009 period was due to the reduced level of other than temporary impairment (“OTTI”) charges arising from the Company’s redemption in kind in June 2008 of its entire investment in a mutual fund. The decline in the amount of losses recognized between the 2009 and 2010 periods reflected the decline in the amount of the OTTI charges from $204,000 for the three months ended December 31, 2009 to $95,000 for the three months ended December 31, 2010 related to the non-agency mortgage-backed securities acquired as part of the redemption in kind of such investment.

Non-interest expenses.  For the quarter ended December 31, 2010, non-interest expense increased $310,000 compared to the same period in 2009.  The most significant component of the increase in the period related to a loss of $135,000 recognized on the previously disclosed sale of a $1.2 million real estate owned property during the quarter ended December 31, 2010.

Income tax expense.  The Company recognized income tax expense for the quarter ended December 31, 2010 of $416,000 compared to income tax expense of $622,000 for the three months ended December 31, 2009.  The decrease in income tax expense was primarily attributable to the lower level of taxable net income before taxes during the three months ended December 31, 2010 as compared to the comparable period in 2009.  Partially offsetting the decrease was a $297,000 increase in the valuation allowance related to the $3.5 million aggregate deferred tax asset capital loss carryforward and the related impairment loss created in connection with the June 2008 redemption in kind referenced above.   As a result, the Company’s effective tax rate exceeded 100% for the 2010 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2010, our cash and cash equivalents amounted to $50.3 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $74.4 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2010, the Company had $5.9 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.9 million and letters of credit outstanding of $676,000 at December 31, 2010.  Certificates of deposit at December 31, 2010 maturing in one year or less totaled $205.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At December 31, 2010, we had $604,000 in outstanding FHLB advances and had the ability to obtain an additional $157.9 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Company has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2010 and September 30, 2010 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
December 31, 2010:
Tier 1 capital (to average assets)
The Company	10.41%	4.0%	N/A
The Bank	9.48%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	23.15%	4.0%	N/A
The Bank	21.09%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	24.41%	8.0%	N/A
The Bank	22.35%	8.0%	10.0%

September 30, 2010:
Tier 1 capital (to average assets)
Company	10.27%	4.0%	N/A
Bank	9.46%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	23.12%	4.0%	N/A
Bank	21.28%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	24.37%	8.0%	N/A
Bank	22.53%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.9% to 25.5%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 39.0%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$11,845	$20,119	$29,295	$23,871	$113,035	$198,165
Loans receivable(3)	34,991	54,458	83,443	40,187	42,805	255,884
Other interest-earning assets(4)	50,394					50,394
Total interest-earning assets	$97,230	$74,577	$112,738	$64,058	$155,840	$504,443

Interest-bearing liabilities:
Savings accounts	$1,709	$4,894	$9,497	$8,715	$45,640	$70,455
Money market deposit and NOW accounts	4,076	12,230	24,363	18,116	44,839	103,624
Certificates of deposit	70,559	134,774	56,734	24,912		286,979
Advances from Federal Home Loan Bank	38	115	111	340		604
Advances from borrowers for taxes and insurance	1,765	-	-	-	-	1,765
Total interest-bearing liabilities	$78,147	$152,013	$90,705	$52,083	$90,479	$463,427

Interest-earning assets
less interest-bearing liabilities	$19,083	$(77,436)	$22,033	$11,975	$65,361	$41,016

Cumulative interest-rate sensitivity gap (5)	$19,083	$(58,353)	$(36,320)	$(24,345)	$41,016

Cumulative interest-rate gap as a percentage of total assets at December 31, 2010	3.64%	-11.14%	-6.94%	-4.65%	7.83%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2010	124.42%	74.65%	88.68%	93.47%	108.85%

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

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as variable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their variable-rate loans may be adversely affected in the event of an interest rate increase.

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of December 31, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$39,186	$(42,721)	(52.16)%	8.45%	(6.98)%
200	52,789	(29,118)	(35.55)%	10.83%	(4.60)%
100	66,873	(15,034)	(18.35)%	13.18%	(2.25)%
Static	81,907	-	-	15.43%	-
(100)	82,435	528	0.64%	15.26%	(0.17)%
(200)	80,614	(1,293)	(1.58)%	14.79%	(0.64)%
(300)	80,705	(1,202)	(1.47)%	14.63%	(0.80)%

At December 31, 2010, the Company’s NPV was $81.9 million or 15.43% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $52.8 million or 10.83% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 460 basis points.

At September 30, 2010, the Company’s NPV was $80.3 million or 14.86% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $62.0 million or 12.28% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 258 basis points.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of period covered by this report, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

No material changes in the matters previously disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 has occurred.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended December 31, 2010.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	February 14, 2011	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date:	February 14, 2011	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer