Form 10-Q
period 2011-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2011-05-16
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of May 6, 2011, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2011	2010
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$3,712	$3,649
Interest-bearing deposits	37,604	62,875

Total cash and cash equivalents	41,316	66,524

Investment and mortgage-backed securities available for sale (amortized cost—March 31, 2011, $73,021; September 30, 2010, $69,891)	74,162	72,425
Investment and mortgage-backed securities held to maturity (estimated fair value—March 31, 2011, $125,700; September 30, 2010, $116,594)	124,883	112,673
Loans receivable—net of allowance for loan losses (March 31, 2011, $3,155; September 30, 2010, $3,151)	243,820	255,091
Accrued interest receivable	2,483	2,669
Real estate owned	2,345	3,197
Federal Home Loan Bank stock—at cost	3,199	3,545
Office properties and equipment—net	1,954	2,069
Bank owned life insurance	6,069	5,990
Prepaid expenses and other assets	2,686	3,135
Deferred tax asset-net	3,083	1,762
TOTAL ASSETS	$506,000	$529,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$3,296	$2,570
Interest-bearing	444,690	461,885
Total deposits	447,986	464,455
Advances from Federal Home Loan Bank	593	615
Accrued interest payable	1,119	3,361
Advances from borrowers for taxes and insurance	957	1,115
Accounts payable and accrued expenses	1,345	2,033
Accrued dividend payable	501	502

Total liabilities	452,501	472,081

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at March 31, 2011; 10,031,472 at September 30, 2010	126	126
Additional paid-in capital	53,806	53,528
Unearned ESOP shares	(3,122)	(3,234)
Treasury stock, at cost: 2,540,255 shares at March 31, 2011; 2,532,278 shares at September 30, 2010	(31,625)	(31,576)
Retained earnings	33,561	36,483
Accumulated other comprehensive income	753	1,672

Total stockholders’ equity	53,499	56,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,000	$529,080

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,307	$3,719	$6,931	$7,470
Interest on mortgage-backed securities	1,091	1,188	2,155	2,411
Interest and dividends on investments	1,048	1,404	2,013	2,896

Total interest income	5,446	6,311	11,099	12,777

INTEREST EXPENSE:
Interest on deposits	1,815	2,086	3,835	4,357
Interest on borrowings	1	200	3	417

Total interest expense	1,816	2,286	3,838	4,774

NET INTEREST INCOME	3,630	4,025	7,261	8,003

PROVISION FOR LOAN LOSSES	3,600	250	4,180	385

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30	3,775	3,081	7,618

NON-INTEREST INCOME:
Fees and other service charges	114	118	232	243

Total other-than-temporary impairment losses	(28)	(43)	(155)	(375)
Portion of loss recognized in other comprehensive income, before taxes	(17)	(90)	15	38
Net impairment losses recognized in earnings	(45)	(133)	(140)	(337)

Other	106	77	217	176
Total non-interest income	175	62	309	82

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,356	1,324	2,787	2,685
Data processing	120	122	240	260
Professional services	267	167	381	334
Office occupancy	107	110	196	203
Depreciation	86	89	174	177
Payroll taxes	91	95	156	162
Director compensation	71	88	152	150
Deposit insurance	259	155	524	337
Real estate owned expense	7	58	161	74
Advertising	87	114	171	212
Other	356	339	728	622

Total non-interest expense	2,807	2,661	5,670	5,216

(LOSS) INCOME BEFORE INCOME TAXES	(2,602)	1,176	(2,280)	2,484

INCOME TAXES:
Current expense	418	214	523	808
Deferred (benefit) expense	(1,158)	119	(848)	147

Total income tax (benefit) expense	(740)	333	(325)	955

NET (LOSS) INCOME	$(1,862)	$843	$(1,955)	$1,529

BASIC (LOSS) INCOME PER SHARE	$(0.20)	$0.09	$(0.21)	$0.16

DILUTED (LOSS) INCOME PER SHARE	$(0.20)	$0.09	$(0.21)	$0.15

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)

BALANCE, OCTOBER 1, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive loss:

Net loss					(1,955)		(1,955)	(1,955)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $521						(1,011)	(1,011)	(1,011)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $48						92	92	92
Comprehensive loss								$(2,874)

Cash dividend declared ($ 0.10 per share)					(967)		(967)

Treasury stock purchased (7,977 shares)				(49)			(49)

Excess tax benefit from stock compensation		19					19

Stock option expense		112					112

Recognition and Retention Plan expense		186					186

ESOP shares committed to be released (11,310 shares)	-	(39)	112	-	-	-	73

BALANCE, March 31, 2011	$126	$53,806	$(3,122)	$(31,625)	$33,561	$753	$53,499

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)

BALANCE, OCTOBER 1, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:

Net income					1,529		1,529	1,529

Net unrealized holding gain on available for sale securities arising during the period, net of income tax of $41						79	79	79

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $115						222	222	222
Comprehensive income								$1,830

Cash dividends declared ($.10 per share)					(976)		(976)

Treasury stock purchased (300,394 shares)				(2,924)			(2,924)

Excess tax benefit from stock compensation		31					31

Stock option expense		109					109

Recognition and Retention Plan expense		172					172

ESOP shares committed to be released (11,310 shares)	-	(4)	111	-	-	-	107

BALANCE, March 31, 2010	$126	$53,246	$(3,346)	$(31,576)	$35,846	$(90)	$54,206

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(1,955)	$1,529
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	4,180	385
Depreciation	174	177
Net accretion of premiums/discounts	(152)	(154)
Net accretion of deferred loan fees and costs	(15)	(30)
Impairment charge on investment and mortgage-backed securities	140	337
Share-based compensation expense	317	312
Loss on sale of real estate owned	135	-
Impairment charge on real estate owned	-	18
Compensation expense of ESOP	73	107
Income from bank owned life insurance	(79)	(102)
Deferred income tax (benefit) expense	(848)	147
Excess tax benefit related to stock compensation	(19)	(31)
Changes in assets and liabilities which used cash:
Accrued interest receivable	186	80
Prepaid expenses and other assets	452	(2,244)
Accrued interest payable	(2,242)	(2,089)
Accounts payable and accrued expenses	(688)	(685)
Net cash used in operating activities	(341)	(2,243)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(45,999)	(15,990)
Purchase of investment and mortgage-backed securities available for sale	(17,732)	(9,909)
Loans originated or acquired	(20,135)	(24,224)
Principal collected on loans	26,930	25,040
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	33,807	35,688
Available-for-sale	14,593	5,586
Proceeds from redemption of FHLB stock	346	-
Proceeds from sale of real estate owned	1,028	-
Purchases of equipment	(59)	(166)
Net cash (used in) provided by investing activities	(7,221)	16,025
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	3,215	4,946
Net decrease in certificates of deposit	(19,684)	(1,004)
Repayment of advances from Federal Home Loan Bank	(22)	(6,022)
Decreases in advances from borrowers for taxes and insurance	(158)	(28)
Excess tax benefit related to stock compensation	19	31
Purchase of treasury stock	(49)	(2,924)
Cash dividend paid	(967)	(966)
Net cash used in financing activities	(17,646)	(5,967)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,208)	7,815

CASH AND CASH EQUIVALENTS—Beginning of period	66,524	13,669

CASH AND CASH EQUIVALENTS—End of period	$41,316	$21,484
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$6,081	$6,864

Income taxes paid	$550	$1,431

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$311	$1,692

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Dividend Payable – On March 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $ 0.05 on the common stock of the Company payable on April 29, 2011 to the shareholders of record at the close of business on April 15, 2011 which resulted in a payable of $501,000 at March 31, 2011.  A portion of the cash dividend was payable to Prudential Mutual Holding Company (the “MHC”) due to its ownership of shares of the Company’s common stock and totaled $374,000.  In light of the need to conserve capital in view of the Company’s current financial condition and results of operations including recognition of the consolidated net loss incurred for the quarter ended March 31, 2011, the Board determined that it is not in the best interests of the Company and its shareholders to declare a quarterly dividend in June 2011 which would normally be paid in July 2011.  The Board will review this matter each quarter and determine at such time the appropriateness of declaring a dividend with respect to the immediately preceding quarter and if the determination is made to declare a dividend, the amount of such dividend, taking into account the Company’s financial condition and results of operations.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP in fiscal 2005 purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of March 31, 2011, the Company had allocated a total of 130,065 shares from the suspense account to participants and committed to release an additional 5,655 shares.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 449,492.  For the six months ended March 31, 2011, the Company recognized $61,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate, non-employees, with fair value.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards to which the dividends relate are earned.

Treasury Stock – Common stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through March 31, 2011.  The repurchased shares held by the Company are available for general corporate purposes.  As of March 31, 2011, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. As of March 31, 2011, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and held as treasury stock which results in 2,545,433 shares owned by public shareholders.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the six months ended March 31, 2011 and 2010, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.  While the FHLB has recognized losses in recent periods, it is currently not probable that the Company will not realize its cost basis as the FHLB has maintained capital levels in excess of regulatory requirements.  Management concluded that no impairment existed as of March 31, 2011.

Recent Accounting Pronouncements – In September, 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-25, Plan Accounting – Defined Contribution Pension Plans.  The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October, 2010, the FASB issued No. ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$(1,862)	$(1,862)	$843	$843
Weighted average shares outstanding	9,545,942	9,545,942	9,685,542	9,685,542
Effect of common stock equivalents	-	-	-	128,338
Adjusted weighted average shares used in earnings per share computation	9,545,942	9,545,942	9,685,542	9,813,880
Income (loss) per share - basic and diluted	(0.20)	(0.20)	0.09	0.09

	Six Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$(1,955)	$(1,955)	$1,529	$1,529
Weighted average shares outstanding	9,529,811	9,529,811	9,721,744	9,721,744
Effect of common stock equivalents	-	-	-	143,599
Adjusted weighted average shares used in earnings per share computation	9,529,811	9,529,811	9,721,744	9,865,343
Income (loss) per share - basic and diluted	(0.21)	(0.21)	0.16	0.15

Due to the net loss recognized for the three and six month periods ended March 31, 2011, the inclusion of any CSEs would decrease the amount of net loss per share for the quarter and be antidilutive.  Consequently, basic and diluted weighted average shares outstanding are equal for the quarter and six months ended March 31, 2011.  Had net income been recognized for the periods ended March 31, 2011, there would have been an additional 74,167 shares used in the diluted earnings per share calculation for the quarter ended March 31, 2011, while an additional 89,317 shares would have been included for the six month period.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:	(Dollars in Thousands)

U.S. Government agency obligations	$101,705	$470	$(1,368)	$100,807
Mortgage-backed securities - U.S. Government agencies	23,178	1,715	-	24,893

Total securities held to maturity	$124,883	$2,185	$(1,368)	$125,700

Securities available for sale:
U.S. Government agency obligations	$6,998	$42	$(73)	$6,967
Mortgage-backed securities - U.S. Government agencies	59,016	2,106	(537)	60,585
Mortgage-backed securities - Non-agency	6,999	325	(724)	6,600

Total debt securities	73,013	2,473	(1,334)	74,152

FHLMC preferred stock	8	2	-	10

Total securities available for sale	$73,021	$2,475	$(1,334)	$74,162

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Government agency obligations	$85,983	$1,831	$(12)	$87,802
Municipal obligations	475	-	-	475
Mortgage-backed securities - U.S.
Government agencies	26,215	2,102	-	28,317

Total securities held to maturity	$112,673	$3,933	$(12)	$116,594

Securities available for sale:
U.S. Government agency obligations	$9,995	$198	$-	$10,193
Mortgage-backed securities - U.S.
Government agencies	51,821	3,204	-	55,025
Mortgage-backed securities - Non-agency	8,067	178	(1,046)	7,199
Total debt securities	69,883	3,580	(1,046)	72,417

FHLMC preferred stock	8	-	-	8

Total securities available for sale	$69,891	$3,580	$(1,046)	$72,425

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2011:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Government agency obligations	$(1,368)	$79,343	$-	$-	$(1,368)	$79,343

Total securities held to maturity	(1,368)	79,343	-	-	(1,368)	79,343

Securities available for sale:
U.S. Government agency obligations	(73)	2,927	-	-	(73)	2,927
Mortgage-backed securities - U.S.
Government agencies	(537)	17,718	-	-	(537)	17,718
Mortgage-backed securities - Non-agency	(16)	396	(708)	3,051	(724)	3,447

Total securities available for sale	(626)	21,041	(708)	3,051	(1,334)	24,092

Total	$(1,994)	$100,384	$(708)	$3,051	$(2,702)	$103,435

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

The following is a rollforward for the six months ended March 31, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2010	$3,087

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	140

Credit component of OTTI as of March 31, 2011	$3,227

U.S. Government Agency Obligations - The Company’s investments in the preceding table in United States Government sponsored enterprise notes consist of debt obligations of  the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Federal Farm Credit System (“FFCS”).  FHLB debt securities are rated by both Moody’s and Standard & Poor’s. All long-term debt issued by the FHLB banks is rated Aaa by Moody’s and AAA by Standard and Poor’s. All short-term debt is rated “Prime-1” by Moody’s and A-1+ by Standard & Poor’s.  FNMA and FHLMC  senior debt securities are also currently rated  “Aaa” by Moody’s , short-term debt is rated “Prime-1”, subordinated debt  is rated “Aa2” and preferred stock ratings are currently “Aa3”  with “Stable” outlooks. Farm Credit Designated Bonds are high credit quality, liquid and callable securities.  The securities are Aaa rated by Moody’s, AAA by Standard & Poor’s, and AAA by Fitch.  At March 31, 2011, securities in a gross unrealized loss for less than twelve months consist of 49 securities having an aggregate depreciation of 1.3% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

US Agency Issued Mortgage-Backed Securities - At March 31, 2011, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $537,000 or 2.9% from the Company’s amortized cost basis and consisted of six securities.  There were no securities in a gross unrealized loss in the category of more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of an investment in a mutual fund and includes 64 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the six months ended March 31, 2011, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $155,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities collateralized by Alt-A loans, home equity lines of credit and other receivables as well as whole loans with more significant exposure to declining real estate markets.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of March 31, 2011. Of the recorded charge, a total of $140,000 was concluded to be credit related and recognized currently in earnings and $15,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of March 31, 2011, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $724,000 in gross unrealized losses related to this portfolio, 23 securities had been in a loss position for longer than 12 months while 6 securities had been in a loss position for less than 12 months.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	14,997	14,870	-	-
Due after five through ten years	36,997	37,042	2,999	3,040
Due after ten years	49,711	48,895	3,999	3,927

Total	$101,705	$100,807	$6,998	$6,967

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.        LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2011	2010
	(Dollars in Thousands)
One-to-four family residential	$192,782	$197,164
Multi-family residential	3,900	4,006
Commercial real estate	21,066	19,710
Construction and land development	31,037	40,650
Commercial business	873	893
Consumer	619	595

Total loans	250,277	263,018

Undisbursed portion of loans-in-process	(3,852)	(5,366)
Deferred loan costs, net	550	590
Allowance for loan losses	(3,155)	(3,151)

Net loans	$243,820	$255,091

The following table summarizes the loans individually evaluated for impairment by loan segment at March 31, 2011:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Total loans	$192,782	$3,900	$21,066	$31,037	$873	$619	$250,277
Individually evaluated for impairment	$5,535	$-	$-	$3,492	$-	$-	$9,027
Collectively evaluated for impairment	187,247	3,900	21,066	27,545	873	619	241,250

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all construction and land development loans and 90 plus day delinquent commercial real estate loans for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance for loan losses is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011:

Impaired
Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
(Dollars in Thousands)
Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$5,535	$2	$-	$5,535	$5,535
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	773	103	2,719	3,492	3,492
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total Loans	$6,308	$105	$2,719	$9,027	$9,027

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Six months ended
	March 31,
	(Dollars in Thousands)
	2011	2010
Average recorded investment in impaired loans	$7,939	$1,340
Interest income recognized on an accrual basis on impaired loans	150	-
Interest income recognized on a cash basis on impaired loans	75	15

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

The following table presents the classes of the loan portfolio summarized by the aggregate “Pass” and the criticized categories of “special mention”, “substandard” and “doubtful” within the Company’s risk rating system as of March 31, 2011:

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$3,900	$-	$-	$-	$3,900
Commercial real estate	20,172	-	894	-	21,066
Construction and land development	19,088	4,438	7,511	-	31,037
Commercial business	873	-	-	-	873
Total Loans	$44,033	$4,438	$8,405	$-	$56,876

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based on delinquency status:

		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$184,761	$8,021	$192,782
Consumer	619	-	619
Total Loans	$185,380	$8,021	$193,401

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011:

				Total
		30-89 Days	90 Days+	Past Due	Non-	Total
	Current	Past Due	Past Due	and accruing	Accrual	Loans
	(Dollars in Thousands)
One-to-four family residential	$183,109	$1,932	$19	$1,951	$7,722	$192,782
Multi-family residential	3,900	-	-	-	-	3,900
Commercial real estate	20,172	-	-	-	894	21,066
Construction and land development	27,846	-	-	-	3,191	31,037
Commercial business	873	-	-	-	-	873
Consumer	619	-	-	-	-	619
Total Loans	$236,519	$1,932	$19	$1,951	$11,807	$250,277

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

 The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Balance, beginning of period	$3,151	$2,732
Provision for loan losses	4,180	385
Charge-offs	(4,176)	(691)
Recoveries	-	-

Balance, end of period	$3,155	$2,426

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011.  Activity in the allowance is presented for the six months ended March 31, 2011:

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALL balance at September 30, 2010	$672	$4	$560	$1,909	$3	$1	$2	$3,151
Charge-offs	(750)	-	-	(3,426)	-	-	-	(4,176)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,041	1	(224)	3,364	-	-	(2)	4,180
ALL balance at March 31, 2011	$963	$5	$336	$1,847	$3	$1	$-	$3,155

Individually evaluated for impairment	2	-	-	103	-	-	-	105
Collectively evaluated for impairment	961	5	336	1,744	3	1	-	3,050

The Company established a provision for loan losses of $3.6 million for the quarter ended March 31, 2011 and $4.2 million for the six month period ended March 31, 2011 as compared to $250,000 and $385,000, respectively, for the comparable periods in 2010.  The increased level of provisions in the 2011 periods reflected primarily the decrease in the value of collateral securing two construction development projects.  In addition, the level of the provision reflected management’s ongoing review of the loan portfolio.  As a result of the increased loss experience during the quarter, the increased level of non-performing loans and the continuing deterioration of real estate values, management determined an additional provision was appropriate. The first project involves a $4.3 million construction loan secured by a 33-unit condominium project in Philadelphia.  Due to the lack of recent sales in the project combined with deterioration in real estate values in the market, in particular for condominiums, Prudential made a determination to utilize the “bulk sale” appraised value of the remaining units in the project rather than the retail value.  This re-evaluation resulted in a charge-off of $2.6 million of which $1.9 million was recognized as provision expense for the quarter ended March 31, 2011.   Prudential had previously established a specific reserve for this project of $788,000.  The second project involves an aggregate of $1.8 million in loans securing the seven unsold units associated with a 17-unit townhouse project in Philadelphia.  Based on both declines in values of the collateral securing the project and the lack of sales, Prudential determined to charge off $1.5 million of which $1.1 million was recognized as provision expense during the quarter ended March 31, 2011.  Prudential had previously established a $338,000 specific reserve for this project.

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

5.        DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$74,956	16.7%	$75,822	16.3%
Checking accounts (1)	31,057	6.9	28,642	6.2
Passbook, club and statement savings	71,566	16.0	69,901	15.1
Certificates maturing in six months or less	129,165	28.8	111,180	23.9
Certificates maturing in more than six months	141,242	31.6	178,910	38.5

Total	$447,986	100.0%	$464,455	100.0%

(1)	Includes interest and non-interest bearing checking accounts.

Certificates of $100,000 and over totaled $104.6 million as of March 31, 2011 and $113.0 million as of September 30, 2010.

6.	INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2011	2010
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$94	$118
Allowance for loan losses	2,561	1,114
Real estate owned expenses	34	291
Nonaccrual interest	88	-
Accrued vacation	66	59
Capital loss carryforward	1,873	1,873
Impairment loss	1,600	1,553
Split dollar life insurance	30	33
Post-retirement benefits	169	173
Employee benefit plans	255	298

Total deferred tax assets	6,770	5,512
Valuation allowance	(2,633)	(2,209)
Total deferred tax assets, net of valuation allowance	4,137	3,303

Deferred tax liabilities:
Unrealized gain on available for sale securities	388	861
Property	478	478
Mortgage servicing rights	1	2
Deferred loan fees	187	200

Total deferred tax liabilities	1,054	1,541

Net deferred tax asset	$3,083	$1,762

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.6 million at March 31, 2011.  The gross deferred asset related to impairment losses increased by $47,000 during the six months ended March 31, 2011 while the corresponding valuation allowance increased by $424,000, resulting in additional income tax expense of $377,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

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

7.           STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for a total cost of approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under this plan.  As of March 31, 2011, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of March 31, 2011, 34,656 shares had become fully vested and no shares subject to awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During the three months and six months ended March 31, 2011, $97,000 and $195,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $26,000 was recognized during the three months ended March 31, 2011 while a $6,000 tax benefit was recognized during the six months ended March 31, 2011.  During the three months and six months ended March 31, 2010, $97,000 and $192,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $12,000 was recognized during the three months ended March 31, 2010 while a $20,000 tax benefit was recognized during the six months ended March 31, 2010.  At March 31, 2011, approximately $1.1 million in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2011 is presented in the following table:

	Six Months Ended March 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2010	144,236	$11.11
Issued	-	-
Vested	(35,776)	11.12
Nonvested stock awards at the March 31, 2011	108,460	$11.08

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan.  As of March 31, 2011, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of March 31, 2011, 174,133 options were vested while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of March 31, 2011 and changes during the six month period ended March 31, 2011 are presented below:

	Six Months Ended March 31, 2011
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2010	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	442,400	$11.12
Exercisable at March 31, 2011	174,133	$11.14

The weighted average remaining contractual term was approximately 7.75 years for options outstanding as of March 31, 2011.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  No grants have been made during the first six months of fiscal 2011.  The fair value was estimated on the date of grant in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

	Granted Fiscal Year Ended
	2009	2010
Dividend yield	1.79%	2.10%
Expected volatility	27.94%	28.95%
Risk-free interest rate	1.96%	3.10%
Expected life of options	6.5 years	6.5 years

During the three months and six months ended March 31, 2011, $61,000 and $122,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $12,000, respectively, was recognized during the three and six months ended March 31, 2011.  During the three months and six months ended March 31, 2010, $61,000 and $120,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $11,000, respectively, was recognized during the three and six months ended March 31, 2010.    At March 31, 2011, approximately $680,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 2.75 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2011, the Company had $5.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 7.25%.  At September 30, 2010, the Company had $6.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 6.75%.

The aggregate undisbursed portion of loans-in-process amounted to $3.9 million and $5.4 million, respectively, at March 31, 2011 and September 30, 2010.

The Company also had commitments under unused lines of credit of $6.7 million and $6.9 million, respectively, at March 31, 2011 and September 30, 2010, and letters of credit outstanding of $676,000 at both March 31, 2011 and September 30, 2010.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2011, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	March 31,		September 30
	2011		2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$41,316	$41,316	$66,524	$66,524
Investment and mortgage-backed securities held to maturity	124,883	125,700	112,673	116,594
Investment and mortgage-backed securities available for sale	74,162	74,162	72,425	72,425
Loans receivable, net	243,820	258,051	255,091	262,777
Accrued interest receivable	2,483	2,483	2,669	2,669
Federal Home Loan Bank stock	3,199	3,199	3,545	3,545
Bank owned life insurance	6,069	6,069	5,990	5,990

Liabilities:
Checking accounts	31,057	31,057	28,642	28,642
Money market deposit accounts	74,956	74,956	75,822	75,822
Passbook, club and statement savings accounts	71,566	71,566	69,901	69,901
Certificates of deposit	270,407	275,564	290,090	296,087
Advances from Federal Home Loan Bank	593	604	615	614
Accrued interest payable	1,119	1,119	3,361	3,361

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and September 30, 2010, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets which will continue to be measured at fair value on a recurring basis as of March 31, 2011 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$6,967	$-	$6,967
Mortgage-backed securities - U.S. Government agencies	-	60,585	-	60,585
Mortgage-backed securities - Non-agency	-	6,600	-	6,600
FHLMC preferred stock	10	-	-	10
Total	$10	$74,152	$-	$74,162

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$10,193	$-	$10,193
Mortgage-backed securities - U.S. Government agencies	-	55,025	-	55,025
Mortgage-backed securities - Non-agency	-	7,199	-	7,199
FHLMC preferred stock	8	-	-	8
Total	$8	$72,417	$-	$72,425

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under ASC No. 310-10-35, Receivables-Subsequent Measurement, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $9.0 million at March 31, 2011. The collateral underlying these loans had a fair value of $8.9 million, resulting in specific reserves in the allowance for loan losses of $106,000.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  Impaired loans are valued based on these adjustments to appraised value, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  The real estate own valuation is based on the appraised value, less cost to sell and is therefore categorized as a Level 2 measurement.

 Summary of Non-Recurring Fair Value Measurements

	At March 31, 2011
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$-	$8,921	$8,921
Real estate owned	-	2,345	-	$2,345
Total	$-	$2,345	$8,921	$11,266

	At September 30, 2010
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$4,249	$-	4,249
Real estate owned	-	3,197	-	3,197
Total	$-	$7,446	$-	$7,446

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent loss in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar construction and land development and commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

Market Overview.  The market dislocations experienced in the financial market beginning in 2007 have continued through 2010.  One of the primary sources for the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not previously suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration in the 2011 periods necessitated large charge-offs and loan loss provision expense.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended March 31, 2011.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND SEPTEMBER 30, 2010

At March 31, 2011, the Company had total assets of $506.0 million, a decrease of $23.1 million from $529.1 million at September 30, 2010.  The decrease was primarily attributable to decreases of $25.2 million in cash and cash equivalents and $11.3 million in net loans during the first two quarters of fiscal 2011.  These decreases were partially offset by a $13.9 million increase in the investment and mortgage-backed securities portfolio as we re-invested a portion of our cash and cash equivalents in such higher yielding assets.  This decline in the loan portfolio reflected in large part the $9.6 million decline in the construction and land development portfolio due in part to Prudential’s efforts to reduce its exposure in this line of lending due to continual deterioration of the real estate market in the Philadelphia area, as well as the charge-offs taken in the March quarter.

Total liabilities decreased $19.6 million to $452.5 million at March 31, 2011 from $472.1 million at September 30, 2010.  The decrease was primarily the result of a $16.5 million decrease in deposits, primarily certificates of deposit, as we have priced certificates at a level to achieve a balance between maintaining the desired level of liquidity and monitoring our interest rate spread.  Also contributing to the decrease was a $2.2 million decrease in accrued interest related to certificates of deposit which generally provide for interest to be distributed at year end.

Stockholders’ equity decreased by $3.5 million to $53.5 million at March 31, 2011 from September 30, 2010.  The decrease reflected the net loss of $2.0 million and the payment of dividends totaling $967,000 combined with a $919,000 decrease in the unrealized gain on available for sale securities.  The decrease in the amount of the unrealized gain reflected the decline in fair value of available for sale securities as a result of increases in market rates of interest as compared to September 30, 2010.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

Net income.  The Company reported a net loss of $1.9 million for the quarter ended March 31, 2011 as compared to net income of $843,000 for the quarter ended March 31, 2010.    For the six months ended March 31, 2011, the Company recognized a net loss of $2.0 million as compared to net income of $1.5 million for the comparable period in 2010.  The loss incurred for the periods was due to substantially increased loan loss provisions and charge-offs as collateral values related to construction loans have declined substantially .

Net interest income.   Net interest income decreased $395,000 or 9.8% to $3.6 million for the three months ended March 31, 2011 as compared to $4.0 million for the same period in 2010.  The yield declined as investment securities were called or matured and the proceeds were re-invested in securities bearing lower rates consistent with the current market.  The decrease reflected the effects of an $865,000 or 13.7% decrease in interest income partially offset by a $470,000 or 20.6% decrease in interest expense.  The decrease in interest income resulted from an 81 basis point decrease to 4.38% in the weighted average yield earned on interest-earning assets partially offset by a $10.6 million or 2.2% increase in the average balance of interest-earning assets for the three months ended March 31, 2011, as compared to the same period in 2010. The decline in the weighted average yield was due in large part to the 54 basis point decline in the yield earned on the loan portfolio combined with a 108 basis point decline in the yield earned on investment securities, in each case reflecting the effects of the current low interest rate market on our investments and loans as they reprice downward.  The decrease in interest expense resulted primarily from a 44 basis point decrease to 1.59% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year, partially offset by a $6.7 million or 1.5% increase in the average balance of interest-bearing liabilities for the three months ended March 31, 2011, as compared to the same period in 2010.

For the six months ended March 31, 2011, net interest income decreased $742,000 or 9.3% to $7.3 million as compared to $8.0 million for the same period in 2010. The decrease was due to a $1.7 million or 13.1% decrease in interest income partially offset by a $936,000 or 19.6% decrease in interest expense.  The decrease in interest income resulted primarily from an 85 basis point decrease to 4.43% in the weighted average yield earned on interest-earning assets, partially offset by a $17.2 million or 3.6% increase in the average balance of interest-earning assets.  The majority of the decline in the average yield reflected the 35 basis point and 103 basis point declines in yields earned on the loan and investment portfolio, respectively.  The decrease in interest expense resulted from a 47 basis point decrease to 1.67% in the weighted average rate paid on interest-bearing liabilities partially offset by a $13.3 million or 3.0% increase in the average balance of interest-bearing liabilities for the six months ended March 31, 2011, as compared to the same period in 2010.

For the quarter ended March 31, 2011, the net interest margin was 2.92%, as compared to 3.31% for the same period in 2010.  For the six months ended March 31, 2011, the net interest margin was 2.90%, as compared to 3.30% for the same period in 2010.  The decrease in the net interest margin was primarily due to the shift in the relative composition of interest-earning assets to increased amounts of cash and cash equivalents as higher yielding investment securities were called and repaid during the later part of fiscal 2010.

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

	Three Months
	Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$114,341	$1,026	3.59%	$120,060	$1,401	4.67%
Mortgage-backed securities	92,496	1,091	4.72	93,606	1,188	5.08
Loans receivable(1)	249,829	3,307	5.29	255,341	3,719	5.83
Other interest-earning assets	40,244	22	0.22	17,280	3	0.07
Total interest-earning assets	496,910	5,446	4.38	486,287	6,311	5.19
Cash and non-interest-bearing balances	3,154			1,834
Other non-interest-earning assets	17,471			20,988
Total assets	$517,535			$509,109
Interest-bearing liabilities:
Savings accounts	$70,380	189	1.07	$69,708	331	1.90
Money market deposit and NOW accounts	104,656	196	0.75	106,688	285	1.07
Certificates of deposit	278,779	1,428	2.05	248,017	1,468	2.37
Total deposits	453,815	1,813	1.60	424,413	2,084	1.96
Advances from Federal Home Loan Bank	597	1	0.67	23,196	200	3.45
Advances from borrowers for taxes and insurance	1,619	2	0.49	1,761	2	0.45
Total interest-bearing liabilities	456,031	1,816	1.59	449,370	2,286	2.03
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,199			1,148
Other liabilities	3,189			2,194
Total liabilities	462,419			452,712
Stockholders’ equity	55,116			56,397
Total liabilities and stockholders’ equity	$517,535			$509,109
Net interest-earning assets	$40,879			$36,917
Net interest income; interest rate spread		$3,630	2.79%		$4,025	3.16%
Net interest margin(2)			2.92%			3.31%

Average interest-earning assets to average interest-bearing liabilities		108.96%			108.22%

(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.

	Six Months
	Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$106,856	$1,958	3.66%	$123,298	$2,891	4.69%
Mortgage-backed securities	90,418	2,155	4.77	94,139	2,411	5.12
Loans receivable(1)	252,479	6,931	5.49	255,710	7,470	5.84
Other interest-earning assets	51,803	55	0.21	11,190	5	0.09
Total interest-earning assets	501,556	11,099	4.43	484,337	12,777	5.28
Cash and non-interest-bearing balances	3,157			2,922
Other non-interest-earning assets	18,046			19,583
Total assets	$522,759			$506,842
Interest-bearing liabilities:
Savings accounts	$69,886	419	1.20	$68,853	657	1.91
Money market deposit and NOW accounts	103,959	398	0.77	106,575	578	1.08
Certificates of deposit	283,053	3,015	2.13	247,108	3,119	2.52
Total deposits	456,898	3,832	1.68	422,536	4,354	2.06
Advances from Federal Home Loan Bank	603	3	1.00	21,620	417	3.86
Advances from borrowers for taxes and insurance	1,524	3	0.39	1,619	3	0.37
Total interest-bearing liabilities	459,025	3,838	1.67	445,775	4,774	2.14
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,984			2,098
Other liabilities	4,956			4,820
Total liabilities	466,965			452,693
Stockholders’ equity	55,794			56,149
Total liabilities and stockholders’ equity	$522,759			$508,842
Net interest-earning assets	$42,531			$38,562
Net interest income; interest rate spread		$7,261	2.75%		$8,003	3.13%
Net interest margin(2)			2.90%			3.30%

Average interest-earning assets to average interest-bearing liabilities		109.27%			108.65%

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

The Company established a provision for loan losses of $3.6 million for the quarter ended March 31, 2011 and $4.2 million for the six month period ended March 31, 2011 as compared to $250,000 and $385,000, respectively, for the comparable periods in 2010.  The increased level of provisions in the 2011 periods reflected primarily the decrease in the value of collateral securing two construction development projects.  In addition, the level of the provision reflected management’s ongoing review of the loan portfolio.  As a result of the increased loss experience during the quarter, the increased level of non-performing loans and the continuing deterioration of real estate values, management determined an additional provision was appropriate. The first project involves a $4.3 million construction loan secured by a 33-unit condominium project in Philadelphia.  Due to the lack of recent sales in the project combined with deterioration in real estate values in the market, in particular for condominiums, the Company made a determination to utilize the “bulk sale” appraised value of the remaining units in the project rather than the retail value.  This re-evaluation resulted in a charge-off of $2.6 million of which $1.9 million was recognized as provision expense for the quarter ended March 31, 2011.   The Company had previously established a specific reserve for this project of $788,000.  The second project involves an aggregate of $1.8 million in loans securing the seven unsold units associated with a 17-unit townhouse project in Philadelphia.  Based on both declines in values of the collateral securing the project and the lack of sales, Prudential determined to charge off $1.5 million of which $1.1 million was recognized as provision expense during the quarter ended March 31, 2011.  The Company had previously established a $338,000 specific reserve for this project.

At March 31, 2011, the Company’s non-performing assets totaled $14.2 million or 2.8% of total assets as compared to $6.7 million or 1.4% at September 30, 2010.  The non-performing assets consisted of $11.8 million in loans of which $7.7 million were one-to-four family residential loans, $3.2 million were construction and loan development loans and $894,000 were commercial real estate loans.  Included in the non-performing loans were $5.5 million in troubled debt restructurings which are performing in accordance to revised contractual terms.  The non-performing assets also included six one-to-four family residential real estate properties totaling $2.3 million.  The allowance for loan losses totaled $3.2 million, or 1.3% of total loans and 26.7% of non-performing loans at March 31, 2011.

Non-interest income.   Non-interest income amounted to $175,000 and $309,000 for the three and six month periods ended March 31, 2011, compared with $62,000 and $82,000 for the same periods in 2010.  The improvement compared to the 2010 period was due to the reduced level of other than temporary impairment (“OTTI”) charges arising from the Company’s redemption in kind in June 2008 of its entire investment in a mutual fund and the receipt in such redemption of non-agency mortgage-backed securities. The decline in the amount of losses recognized between the 2010 and 2011 periods reflected the decline in the amount of the OTTI charges from $133,000 and $337,000 for the three and six months ended March 31, 2010 to $45,000 and $140,000 during the three and six months ended March 31, 2011 related to the non-agency mortgage-backed securities as the markets for such securities continued the stabilization process commenced in the 2011 periods.

Non-interest expenses.   For the quarter ended March 31, 2011, non-interest expense increased $146,000 compared to the same period in the prior year, while non-interest expense increased $454,000 for the six month period ended March 31, 2011 compared to the same period in the prior year.  The increase for the three month period primarily related to increases in FDIC deposit insurance premiums.  The increases for the six month period were primarily due to expenses related increases in FDIC deposit insurance premiums, increases in salaries and employee benefits and increases in losses and expenses associated with real estate owned.

Income tax expense.  The Company recorded an income tax benefit for the quarter and six months ended March 31, 2011 of $740,000 and $325,000, respectively, compared to income tax expense of $333,000 and $955,000, respectively, for the quarter and six months ended March 31, 2010.  The tax benefit for the six month period ended March 31, 2011 was adversely impacted by the increase in the valuation allowance recognized in the first fiscal quarter of 2011 related to the $3.5 million deferred tax asset related to the capital loss carryforward created in connection with the June 2008 redemption in kind referenced above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2011, our cash and cash equivalents amounted to $41.3 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $74.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2011, the Company had $6.1 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.7 million and letters of credit outstanding of $676,000 at March 31, 2011.  Certificates of deposit at March 31, 2011 maturing in one year or less totaled $166.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, our use of FHLB advances has been modest.  At March 31, 2011, we had $593,000 in outstanding FHLB advances and had the ability to obtain an additional $154.3 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained   pledging certain investment securities.  The Company has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2011 and September 30, 2010 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
March 31, 2011:
Tier 1 capital (to average assets)
The Company	10.19%	4.0%	N/A
The Bank	9.37%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	22.63%	4.0%	N/A
The Bank	20.81%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	23.88%	8.0%	N/A
The Bank	22.06%	8.0%	10.0%

September 30, 2010:
Tier 1 capital (to average assets)
Company	10.27%	4.0%	N/A
Bank	9.46%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	23.12%	4.0%	N/A
Bank	21.28%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	24.37%	8.0%	N/A
Bank	22.53%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.5% to 23.8%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 39.0%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

			(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$9,735	$15,784	$29,718	$28,882	$113,783	$197,902
Loans receivable(3)	36,270	47,160	79,894	39,012	44,089	246,425
Other interest-earning assets(4)	40,803					40,803
Total interest-earning assets	$86,808	$62,944	$109,612	$67,894	$157,872	$485,130

Interest-bearing liabilities:
Savings accounts	$1,897	$5,022	$9,658	$8,862	$46,396	$71,835
Money market deposit and NOW accounts	4,039	12,115	24,132	17,933	44,229	102,448
Certificates of deposit	87,427	78,598	78,352	26,030		270,407
Advances from Federal Home Loan Bank	43	127	83	340		593
Advances from borrowers for taxes and insurance	957	-	-	-	-	957
Total interest-bearing liabilities	$94,363	$95,862	$112,225	$53,165	$90,625	$446,240

Interest-earning assets less interest-bearing liabilities	($7,555)	($32,918)	($2,613)	$14,729	$67,247	$38,890

Cumulative interest-rate sensitivity gap (5)	($7,555)	($40,473)	($43,086)	($28,357)	$38,890

Cumulative interest-rate gap as a percentage of total assets at March 31, 2011	-1.49%	-7.99%	-8.51%	-5.60%	7.68%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2011	91.99%	78.72%	85.75%	92.03%	108.72%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of March 31, 2011 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$39,604	$(41,026)	(50.88)%	8.85%	(6.84)%
200	52,424	(28,206)	(34.98)%	11.19%	(4.50)%
100	66,086	(14,544)	(18.04)%	13.48%	(2.21)%
Static	80,630	-	-	15.69%	-
(100)	81,544	914	1.13%	15.57%	(0.12)%
(200)	79,205	(1,425)	(1.77)%	14.99%	(0.70)%
(300)	78,960	(1,670)	(2.07)%	14.78%	(0.91)%

At March 31, 2011, the Company’s NPV was $80.6 million or 15.69% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $52.4 million or 11.19% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 450 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
January 1 – January 31, 2011	7,977	$6.06	—	—
February 1 – February 28, 2011	—	—	—	—
March 1 - March 31, 2011	—	—	—	—

Total	7,977	$6.06	—	—

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: May 16, 2011	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: May 16, 2011	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer