Form 10-Q/A
period 2011-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2011-07-01
CIK 1302324

UNITED STATES
SECU.RITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  [  ]       No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  [  ]          No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of May 6, 2011, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Form 10-Q of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “March Form 10-Q”). This Form 10-Q/A corrects the disclosure in Exhibit 32 of the March Form 10-Q with respect to time period referenced therein. This Form 10-Q/A only amends and restates such Exhibit 32. No Item in the March Form 10-Q is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officers and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 on Form 10-Q/A, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

i

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

			PAGE
PART II	OTHER INFORMATION		1

	Item 6.	Exhibits	1

	SIGNATURES		2

ii

Part II  Other Information
Item 6. Exhibits

Exhibit No.	Description
31.1	Rules 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	July 1, 2011	By:	/s/Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date:	July 1, 2011	By:	/s/Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer

2