Form 10-Q
period 2011-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2011-08-15
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51214

Prudential Bancorp, Inc. of Pennsylvania
(Exact Name of Registrant as Specified in Its Charter)
Pennsylvania	68-0593604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 Oregon Avenue Philadelphia, Pennsylvania	19145
(Address of Principal Executive Offices)	Zip Code
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
Top of Form
☒ Yes  ☐ No

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
☐ Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of August 1, 2011, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2011	2010

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$4,082	$3,649
Interest-bearing deposits	36,724	62,875

Total cash and cash equivalents	40,806	66,524

Investment and mortgage-backed securities available for sale (amortized cost—
June 30, 2011, $70,212; September 30, 2010, $69,891)	72,481	72,425
Investment and mortgage-backed securities held to maturity (fair value—
June 30, 2011, $125,850; September 30, 2010, $116,594)	123,588	112,673
Loans receivable—net of allowance for loan losses (June 30, 2011, $3,155;
September 30, 2010, $3,151)	239,792	255,091
Accrued interest receivable	2,274	2,669
Real estate owned	2,343	3,197
Federal Home Loan Bank stock—at cost	3,039	3,545
Office properties and equipment—net	1,888	2,069
Bank owned life insurance	6,133	5,990
Prepaid expenses and other assets	2,451	3,135
Deferred tax asset-net	2,918	1,762
TOTAL ASSETS	$497,713	$529,080

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,125	$2,570
Interest-bearing	432,282	461,885
Total deposits	436,407	464,455
Advances from Federal Home Loan Bank	582	615
Accrued interest payable	1,725	3,361
Advances from borrowers for taxes and insurance	1,670	1,115
Accounts payable and accrued expenses	1,717	2,033
Accrued dividend payable	-	502

Total liabilities	442,101	472,081

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750;
outstanding - 10,023,495 at June 30, 2011; 10,031,472 at September 30, 2010	126	126
Additional paid-in capital	53,945	53,528
Unearned ESOP shares	(3,067)	(3,234)
Treasury stock, at cost: 2,540,255 shares at June 30, 2011;
2,532,278 shares at September 30, 2010	(31,625)	(31,576)
Retained earnings	34,734	36,483
Accumulated other comprehensive income	1,499	1,672

Total stockholders' equity	55,612	56,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$497,713	$529,080

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands Except Per		(Dollars in Thousands Except
	Share Amounts)		Per Share Amounts)

INTEREST INCOME:
Interest on loans	$3,480	$3,706	$10,411	$11,176
Interest on mortgage-backed securities	1,052	1,164	3,206	3,575
Interest and dividends on investments	922	1,442	2,936	4,338

Total interest income	5,454	6,312	16,553	19,089

INTEREST EXPENSE :
Interest on deposits	1,682	2,152	5,517	6,509
Interest on borrowings	1	192	4	609

Total interest expense	1,683	2,344	5,521	7,118

NET INTEREST INCOME	3,771	3,968	11,032	11,971

PROVISION FOR LOAN LOSSES	-	110	4,180	495

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,771	3,858	6,852	11,476

NON-INTEREST INCOME:
Fees and other service charges	117	130	349	373

Total other-than-temporary impairment losses	(47)	(91)	(202)	(467)
Portion of loss recognized in other comprehensive income, before taxes	18	5	33	43
Net impairment losses recognized in earnings	(29)	(86)	(169)	(424)

Other	153	125	430	301
Total non-interest income	241	169	610	250

NON-INTEREST EXPENSE:
Salaries and em ployee benefits	1,389	1,330	4,176	4,014
Data processing	117	118	356	378
Professional services	163	149	544	483
Office occupancy	98	90	294	293
Depreciation	85	91	259	268
Payroll taxes	65	61	221	223
Director compensation	72	65	224	215
Deposit insurance	168	195	692	532
Real estate owned expense	18	289	45	362
Advertising	111	107	282	319
Other	328	294	1,251	917

Total non-interest expense	2,614	2,789	8,344	8,004

INCOME (LOSS) BEFORE INCOME TAXES	1,398	1,238	(882)	3,722

INCOME TAXES:
Current expense	445	291	968	1,100
Deferred benefit	(218)	(332)	(1,066)	(185)

Total income tax (benefit) expense	227	(41)	(98)	915

NET INCOME (LOSS)	$1,171	$1,279	$(784)	$2,807

BASIC INCOME (LOSS) PER SHARE	$0.12	$0.13	$(0.08)	$0.29

DILUTED INCOME (LOSS) PER SHARE	$0.12	$0.13	$(0.08)	$0.29

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
			(Dollars in Thousands ex cept per share amounts)
BALANCE, OCTOBER 1, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive loss:

Net loss					(784)		(784)	(784)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $147
						(285)	(285)	(285)
Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $57						112	112	112

Comprehensive loss								$(957)

Cash dividend declared ($ 0.10 per share)					(965)		(965)

Treasury stock purchased (7,977 shares)				(49)			(49)

Excess tax benefit from stock compensation		58					58

Stock option expense		167					167

Recognition and Retention Plan expense		251					251

ESOP shares committed to be released (16,965 shares)	-	(59)	167	-	-	-	108

BALANCE, June 30, 2011	$126	$53,945	$(3,067)	$(31,625)	$34,734	$1,499	$55,612

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income
			(Dollars in Thousands ex cept per share amounts)
BALANCE, OCTOBER 1, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:
Net income					2,807		2,807	2,807

Net unrealized holding gain on available for sale securities arising during the period, net of income tax of $648						1,257	1,257	1,257

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $144						280	280	280
Comprehensive income								$4,344

Cash dividends declared ($.15 per share)					(1,458)		(1,458)

Treasury stock purchased (300,394 shares)				(2,924)			(2,924)

Excess tax benefit from stock compensation		70					70

Stock option expense		163					163

Recognition and Retention Plan expense		236					236

ESOP shares committed to be released (16,965 shares)	-	(18)	167	-	-	-	149

BALANCE, June 30, 2010	$126	$53,389	$(3,290)	$(31,576)	$36,642	$1,146	$56,437

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$(784)	$2,807
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	4,180	495
Depreciation	259	268
Net accretion of premiums/discounts	(201)	(267)
Net accretion of deferred loan fees and costs	(48)	(88)
Impairment charge on investment and mortgage-backed securities	169	424
Share-based compensation expense	476	469
Loss on sale of real estate owned	135	-
Impairment charge on real estate owned	-	18
Compensation expense of ESOP	108	148
Income from bank owned life insurance	(143)	(153)
Deferred income tax benefit	(1,066)	(185)
Excess tax benefit related to stock compensation	(58)	(70)
Changes in assets and liabilities which used cash:
Accrued interest receivable	395	360
Prepaid expenses and other assets	685	(3,862)
Accrued interest payable	(1,636)	(1,153)
Accounts payable and accrued expenses	(315)	(544)
Net cash provided by (used in) operating activities	2,156	(1,333)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(78,984)	(33,989)
Purchase of investment and mortgage-backed securities available for sale	(17,732)	(18,886)
Loans originated or acquired	(29,235)	(40,431)
Principal collected on loans	39,941	40,858
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	68,092	64,044
Available-for-sale	17,422	10,542
Proceeds from redemptiom of FHLB stock	506	-
Proceeds from sale of real estate owned	1,178	2,100
Purchases of equipment	(78)	(251)
Net cash provided by investing activities	1,110	23,987
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	4,834	6,039
Net (decrease) increase in certificates of deposit	(32,882)	23,976
Repayment of advances from Federal Home Loan Bank	(33)	(6,033)
Decreases in advances from borrowers for taxes and insurance	555	623
Excess tax benefit related to stock compensation	58	70
Purchase of treasury stock	(49)	(2,924)
Cash dividend paid	(1,467)	(1,447)
Net cash (used in) provided by financing activities	(28,984)	20,304

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,718)	42,958

CASH AND CASH EQUIVALENTS—Beginning of period	66,524	13,669

CASH AND CASH EQUIVALENTS—End of period	$40,806	$56,627
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$7,158	$8,271

Income taxes paid	$800	$1,431

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$461	$1,692

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Dividend Payable – In light of the need to conserve capital in view of the Company’s current financial condition and results of operations including recognition of the consolidated net loss incurred for the quarter ended March 31, 2011, the Board determined that it was not in the best interests of the Company and its shareholders to declare a quarterly dividend in June 2011 which would normally be paid in July 2011.  The Board will review this matter each quarter and determine at such time the appropriateness of declaring a dividend with respect to the immediately preceding quarter and if the determination is made to declare a dividend, the amount of such dividend, taking into account, among other things, the Company’s financial condition and results of operations.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP in fiscal 2005 purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of June 30, 2011, the Company had allocated a total of 130,065 shares from the suspense account to participants and committed to release an additional 11,310 shares.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 449,492.  For the nine months ended June 30, 2011, the Company recognized $97,000 in compensation expense related to the ESOP.

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

Treasury Stock – Common stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through June 30, 2011.  The repurchased shares held by the Company are available for general corporate purposes.  As of June 30, 2011, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. As of June 30, 2011, 7,478,062 shares were owned by the MHC and 2,540,255 shares had been repurchased by the Company and held as treasury stock which results in 2,545,433 shares being owned by public shareholders.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the nine months ended June 30, 2011 and 2010, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax.

FHLB Stock – Federal Home Loan Bank (“FHLB”) stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.  While the FHLB has recognized losses in recent periods, it is currently not probable that the Company will not realize its cost basis as the FHLB has maintained capital levels in excess of regulatory requirements.  Management concluded that no impairment existed as of June 30, 2011.

Recent Accounting Pronouncements – In October, 2010, the FASB issued No. ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,

	2011		2010
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$1,171	$1,171	$1,279	$1,279
Weighted average shares outstanding	9,553,141	9,553,141	9,502,722	9,502,722
Effect of common stock equivalents	-	90,112	-	88,742
Adjusted weighted average shares used in earnings per share computation	9,553,141	9,643,253	9,502,722	9,591,464
Income per share - basic and diluted	$0.12	$0.12	$0.13	$0.13

	Nine Months Ended June 30,

	2011		2010
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$(784)	$(784)	$2,807	$2,807
Weighted average shares outstanding	9,537,588	9,537,588	9,648,737	9,648,737
Effect of common stock equivalents	-	-	-	127,041
Adjusted weighted average shares used in earnings per share computation	9,537,588	9,537,588	9,648,737	9,775,778
Income (loss) per share - basic and diluted	$(0.08)	$(0.08)	$0.29	$0.29

Due to the net loss recognized for the nine months ended June 30, 2011, the inclusion of any CSEs would decrease the amount of net loss per share for the quarter and be antidilutive.  Consequently, basic and diluted weighted average shares outstanding are equal for the nine months ended June 30, 2011.  Had net income been recognized for the nine month period ended June 30, 2011, there would have been an additional 87,935 shares used in the diluted earnings per share calculation.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity:		(Dollars in Thousands)

U.S. Government agency obligations	$101,293	$721	$(615)	$101,399
Mortgage-backed securities - U.S. Government agencies	22,295	2,156	-	24,451

Total securities held to maturity	$123,588	$2,877	$(615)	$125,850

Securities available for sale:
U.S. Government agency obligations	$5,998	$64	$(17)	$6,045
Mortgage-backed securities - U.S. Government agencies	57,576	2,981	(201)	60,356
Mortgage-backed securities - Non-agency	6,630	198	(757)	6,071

Total debt securities	70,204	3,243	(975)	72,472

FHLMC preferred stock	8	1	-	9

Total securities available for sale	$70,212	$3,244	$(975)	$72,481

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities held to maturity:
U.S. Government agency obligations	$85,983	$1,831	$(12)	$87,802
Municipal obligations	475	-	-	475
Mortgage-backed securities - U.S. Government agencies	26,215	2,102	-	28,317

Total securities held to maturity	$112,673	$3,933	$(12)	$116,594

Securities available for sale:
U.S. Government agency obligations	$9,995	$198	$-	$10,193
Mortgage-backed securities - U.S. Government agencies	51,821	3,204	-	55,025
Mortgage-backed securities - Non-agency	8,067	178	(1,046)	7,199
Total debt securities	69,883	3,580	(1,046)	72,417

FHLMC preferred stock	8	-	-	8

Total securities available for sale	$69,891	$3,580	$(1,046)	$72,425

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2011:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(Dollars in Thousands)
Securities held to maturity:
U.S. Government agency obligations	$(615)	$48,754	$-	$-	$(615)	$48,754

Total securities held to maturity	(615)	48,754	-	-	(615)	48,754

Securities available for sale:
U.S. Government agency obligations	(17)	1,983	-	-	(17)	1,983
Mortgage-backed securities - U.S. Government agencies	(201)	10,712	-	-	(201)	10,712
Mortgage-backed securities - Non-agency	(18)	424	(739)	2,994	(757)	3,418

Total securities available for sale	(236)	13,119	(739)	2,994	(975)	16,113

Total	$(851)	$61,873	$(739)	$2,994	$(1,590)	$64,867

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

The following is a rollforward for the nine months ended June 30, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2010	$3,087

Additions for credit-related OTTI charges on previously unimpaired securities	5

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	164

Credit component of OTTI as of June 30, 2011	$3,256

U.S. Government Agency Obligations - The Company’s investments in the preceding table in U.S. Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At June 30, 2011, securities in a gross unrealized loss for less than twelve months consisted of 27 securities having an aggregate depreciation of $632,000 or 0.6% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

US Agency Issued Mortgage-Backed Securities - At June 30, 2011, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $201,000 or 1.9% from the Company’s amortized cost basis and consisted of eight securities.  There were no securities in a gross unrealized loss in the category of more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities (“MBS”) issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.  The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of the complete investment in a mutual fund and includes 63 collateralized mortgage obligations (“CMO”) and MBSs issued by large commercial financial institutions. For the nine months ended June 30, 2011, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $202,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities collateralized by Alt-A loans, home equity lines of credit and other receivables as well as whole loans with more significant exposure to declining real estate markets.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of June 30, 2011. Of the recorded charge, a total of $169,000 was concluded to be credit related and recognized currently in earnings and $33,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of June 30, 2011, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $757,000 in gross unrealized losses related to this portfolio, 24 securities had been in a loss position for longer than 12 months while 8 securities had been in a loss position for less than 12 months.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	20,000	20,018	-	-
Due after five through ten years	45,981	46,276	2,999	3,061
Due after ten years	35,312	35,105	2,999	2,984

Total	$101,293	$101,399	$5,998	$6,045

The maturity table above excludes MBSs because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.        LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2011	2010
	(Dollars in Thousands)
One-to-four family residential	$196,652	$197,164
Multi-family residential	3,874	4,006
Commercial real estate	21,086	19,710
Construction and land development	23,150	40,650
Commercial business	821	893
Consumer	648	595

Total loans	246,231	263,018

Undisbursed portion of loans-in-process	(3,853)	(5,366)
Deferred loan costs, net	569	590
Allowance for loan losses	(3,155)	(3,151)

Net loans	$239,792	$255,091

The following table summarizes the loans individually evaluated for impairment by loan segment at June 30, 2011:

	One- to four-			Construction
	family	Multi-family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Total
			(Dollars in Thousands)
Total loans	$196,652	$3,874	$21,086	$23,150	$821	$648	$246,231
Individually evaluated for impairment	$7,725	$-	$-	$3,557	$-	$-	$11,282
Collectively evaluated for impairment	188,927	3,874	21,086	19,593	821	648	234,949

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011:

Impaired
Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
(Dollars in Thousands)
Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$7,725	$639	$-	$7,725	$7,725
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	773	103	2,784	3,557	3,557
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total Loans	$8,498	$742	$2,784	$11,282	$11,282

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Nine months ended
	June 30,
	(Dollars in Thousands)
	2011	2010
Average recorded investment in impaired loans	$9,053	$1,235
Interest income recognized on an accrual basis on impaired loans	170	22
Interest income recognized on a cash basis on impaired loans	144	-

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

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized categories of “special mention”, “substandard” and “doubtful” within the Company’s risk rating system as of June 30, 2011:

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
		(Dollars in Thousands)
Multi-family residential	$3,874	$-	$-	$-	$3,874
Commercial real estate	20,540	-	546	-	21,086
Construction and land development	17,950	-	5,200	-	23,150
Commercial business	821	-	-	-	821
Total Loans	$43,185	$-	$5,746	$-	$48,931

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based on delinquency status:

		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$186,609	$10,043	$196,652
Consumer	648	-	648
Total Loans	$187,257	$10,043	$197,300

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011:

			90 Days+	Total
		30-89 Days	Past Due	Past Due	Non-	Total
	Current	Past Due	and Accruing	and Accruing	Accrual	Loans
	(Dollars in Thousands)
One-to-four family residential	$185,094	$1,515	$-	$1,515	$10,043	$196,652
Multi-family residential	3,874	-	-	-	-	3,874
Commercial real estate	20,540	-	-	-	546	21,086
Construction and land development	19,949	-	-	-	3,201	23,150
Commercial business	821	-	-	-	-	821
Consumer	648	-	-	-	-	648
Total Loans	$230,926	$1,515	$-	$1,515	$13,790	$246,231

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

We consider commercial real estate loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they frequently involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan.

 The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Balance, beginning of period	$3,151	$2,732
Provision for loan losses	4,180	495
Charge-offs	(4,176)	(691)
Recoveries	-	-

Balance, end of period	$3,155	$2,536

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011.  Activity in the allowance is presented for the nine months ended June 30, 2011:

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2010	$672	$4	$560	$1,909	$3	$1	$2	$3,151
Charge-offs	(750)	-	-	(3,426)	-	-	-	(4,176)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,725	1	(342)	2,734	-	-	62	4,180
ALLL balance at June 30, 2011	$1,647	$5	$218	$1,217	$3	$1	$64	$3,155

Individually evaluated for impairment	639	-	-	103	-	-	-	742
Collectively evaluated for impairment	1,008	5	218	1,114	3	1	64	2,413

The Company did not establish any provision for loan losses for the quarter ended June 30, 2011 as compared to $110,000 for the same quarter in fiscal 2010 based on management’s on-going review of the loan portfolio and its determination that the overall allowance was adequate as of June 30, 2011.  For the nine months ended June 30, 2011, the Company established a $4.2 million provision for loan losses as compared to $495,000 for the comparable period in fiscal 2010.  The increased level of provisions in the 2011 nine month period reflected primarily the decrease in the value of collateral securing two construction development projects.  In addition, the level of the provision reflected management’s ongoing review of the loan portfolio.  As a result of the increased losses experienced during the first half of fiscal 2011 related primarily to the two construction projects, the increased level of non-performing loans and the continuing deterioration of real estate values, management determined an additional provision was appropriate in the second quarter of fiscal 2011. The first project involves a $4.3 million construction loan secured by a 33-unit condominium project in Philadelphia.  During the second quarter of fiscal 2011, due to the lack of recent sales in the project combined with deterioration in real estate values in the market, in particular for condominiums, the Company made a determination to utilize the “bulk sale” appraised value of the remaining units in the project rather than the retail value.  This re-evaluation resulted in a charge-off of $2.6 million during the second quarter of fiscal 2011 of which $1.9 million was recognized as provision expense for the quarter ended March 31, 2011.   The Company had previously established a specific reserve for this project of $788,000.  A new marketing effort has recently been commenced with the result that three of the 17 units remaining to be sold are under contracts for sale.  The second project involves an aggregate of $1.8 million in loans secured by the seven unsold units associated with a 17-unit townhouse project in Philadelphia.  Based on both declines in values of the collateral securing the project and the lack of sales, Prudential determined to charge off $1.5 million of which $1.1 million was recognized as provision expense during the quarter ended March 31, 2011.  The Company had previously established a $338,000 specific reserve for this project.

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

5.        DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2011		2010

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$75,354	17.3%	$75,822	16.3%
Checking accounts (1)	33,448	7.7	28,642	6.2
Passbook, club and statement savings	70,397	16.1	69,901	15.1
Certificates maturing in six months or less	68,447	15.7	111,180	23.9
Certificates maturing in more than six months	188,761	31.6	178,910	38.5

Total	$436,407	100.0%	$464,455	100.0%

(1)	Includes interest and non-interest bearing checking accounts.

Certificates of $100,000 and over totaled $98.8 million as of June 30, 2011 and $113.0 million as of September 30, 2010.

6.           INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2011	2010
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$82	$118
Allowance for loan losses	2,538	1,114
Real estate owned expenses	70	291
Nonaccrual interest	72	-
Accrued vacation	69	59
Capital loss carryforward	1,986	1,873
Impairment loss	1,498	1,553
Split dollar life insurance	29	33
Post-retirement benefits	166	173
Employee benefit plans	300	298

Total deferred tax assets	6,810	5,512
Valuation allowance	(2,381)	(2,209)
Total deferred tax assets, net of valuation allowance	4,429	3,303

Deferred tax liabilities:
Unrealized gain on available for sale securities	772	861
Property	545	478
Mortgage servicing rights	1	2
Deferred loan fees	193	200

Total deferred tax liabilities	1,511	1,541

Net deferred tax asset	$2,918	$1,762

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.4 million at June 30, 2011.  The gross deferred tax asset related to impairment losses (including capital losses) increased by $58,000 during the nine months ended June 30, 2011 while the corresponding valuation allowance increased by $172,000, resulting in additional income tax expense of $114,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Consolidated Statement of Operations. During 2009, the Internal Revenue Service concluded an audit of the Company’s tax returns for the year ended September 30, 2007 in which there was no change necessary to the Company’s tax liability.  The Company’s federal and state income tax returns for taxable years through September 30, 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.           STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for a total cost of approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under this plan.  As of June 30, 2011, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of June 30, 2011, 70,432 shares had become fully vested and no shares subject to awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During the three months and nine months ended June 30, 2011, $97,000 and $292,000, respectively, was recognized in compensation expense for the RRP.  Tax benefits of $33,000 and $27,000, respectively, were recognized during the three and nine months ended June 30, 2011.  During the three months and nine months ended June 30, 2010, $97,000 and $290,000, respectively, was recognized in compensation expense for the RRP.  Tax benefits of $33,000 and $54,000, respectively, were recognized during the three and nine months ended June 30, 2010.    At June 30, 2011, approximately $989,000 in additional compensation expense for the shares awarded pursuant to the RRP remained unrecognized which will be recognized over the next 2.5 years approximately.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2011 is presented in the following table:

	Nine Months Ended June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2010	144,236	$11.11
Issued	-	-
Vested	(35,776)	11.12
Nonvested stock awards at the June 30, 2011	108,460	$11.08

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for future issuance pursuant to the Stock Option Plan.  As of June 30, 2011, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of June 30, 2011, 174,133 options were vested while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of June 30, 2011 and changes during the nine month period ended June 30, 2011 are presented below:

	Nine Months Ended June 30, 2011
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2010	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2011	442,400	$11.12
Exercisable at June 30, 2011	174,133	$11.14

The weighted average remaining contractual term was approximately 7.5 years for options outstanding as of June 30, 2011.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  No grants have been made during the first nine months of fiscal 2011.  The fair value was estimated on the date of grant in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model with the following weighted average assumptions used:

	Granted Fiscal Year Ended
	2009	2010
Dividend yield	1.79%	2.10%
Expected volatility	27.94%	28.95%
Risk-free interest rate	1.96%	3.10%
Expected life of options	6.5 years	6.5 years

During the three months and nine months ended June 30, 2011, $61,000 and $182,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $18,000, respectively, was recognized during the three and nine months ended June 30, 2011.  During the three months and nine months ended June 30, 2010, $61,000 and $181,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $17,000, respectively, was recognized during the three and nine months ended June 30, 2010.     At June 30, 2011, approximately $619,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 2.5 years.

8.             COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2011, the Company had $4.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 7.25%.  At September 30, 2010, the Company had $6.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 6.75%.

The aggregate undisbursed portion of loans-in-process amounted to $3.9 million and $5.4 million, respectively, at June 30, 2011 and September 30, 2010.

The Company also had commitments under unused lines of credit of $6.9 million and $6.9 million, respectively, at June 30, 2011 and September 30, 2010, and letters of credit outstanding of $676,000 at both June 30, 2011 and September 30, 2010.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2011, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	June 30,		September 30
	2011		2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$40,806	$40,806	$66,524	$66,524
Investment and mortgage-backed
securities available for sale	72,481	72,481	72,425	72,425
Investment and mortgage-backed
securities held to maturity	123,588	125,850	112,673	116,594
Loans receivable, net	239,792	247,004	255,091	262,777
Accrued interest receivable	2,274	2,274	2,669	2,669
Federal Home Loan Bank stock	3,039	3,039	3,545	3,545
Bank owned life insurance	6,133	6,133	5,990	5,990

Liabilities:
Checking accounts	33,448	33,448	28,642	28,642
Money market deposit accounts	75,354	75,354	75,822	75,822
Passbook, club and statement
savings accounts	70,397	70,397	69,901	69,901
Certificates of deposit	257,208	262,814	290,090	296,087
Advances from Federal Home
Loan Bank	582	580	615	614
Accrued interest payable	1,725	1,725	3,361	3,361

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and September 30, 2010, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Those assets which will continue to be measured at fair value on a recurring basis as of June 30, 2011 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$6,045	$-	$6,045
Mortgage-backed securities - U.S. Government agencies	-	60,356	-	60,356
Mortgage-backed securities - Non-agency	-	6,071	-	6,071
FHLMC preferred stock	9	-	-	9
Total	$9	$72,472	$-	$72,481

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$10,193	$-	$10,193
Mortgage-backed securities - U.S. Government agencies	-	55,025	-	55,025
Mortgage-backed securities - Non-agency	-	7,199	-	7,199
FHLMC preferred stock	8	-	-	8
Total	$8	$72,417	$-	$72,425

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under ASC No. 310-10-35, Receivables-Subsequent Measurement, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with carrying amounts totaling $11.3 million at June 30, 2011. The collateral underlying these loans had a fair value of $10.5 million, resulting in specific reserves in the allowance for loan losses of $742,000.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  Impaired loans are valued based on these adjustments to appraised value, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  The real estate owned valuation is based on the appraised value, less cost to sell and is therefore categorized as a Level 2 measurement.

 Summary of Non-Recurring Fair Value Measurements

	At June 30, 2011
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,540	$10,540
Real estate owned	-	2,343	-	$2,343
Total	$-	$2,343	$10,540	$12,883

	At September 30, 2010
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$4,249	$-	4,249
Real estate owned	-	3,197	-	3,197
Total	$-	$7,446	$-	$7,446

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2010 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization in 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”) while the Company is subject to regulation by the Board of Governors of the Federal Reserve System. The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent loss in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;
●	Nature and volume of loans;
●
Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;

●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments;
●	Quality of the Company’s loan review system and degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio

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

Market Overview.  The market dislocations experienced in the financial market beginning in 2007 have continued through 2011.  One of the primary sources for the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not previously suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the local economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration in the 2011 periods necessitated large charge-offs and loan loss provision expense.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended June 30, 2011.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND SEPTEMBER 30, 2010

At June 30, 2011, the Company had total assets of $497.7 million, a decrease of $31.4 million from $529.1 million at September 30, 2010.  The decrease was primarily attributable to decreases of $25.7 million in cash and cash equivalents and $15.3 million in net loans during the first nine months of fiscal 2011.  These decreases were partially offset by an $11.0 million increase in the investment and mortgage-backed securities portfolio as we re-invested a portion of our cash and cash equivalents in such higher yielding assets.  The decline in the loan portfolio reflected in large part the $17.5 million decline in the construction and land development loan portfolio due in part to Prudential’s efforts to reduce its exposure in this line of lending due to continued deterioration of the real estate market in the Philadelphia area, as well as the charge-offs taken in the March quarter.

Total liabilities decreased $30.0 million to $442.1 million at June 30, 2011 from $472.1 million at September 30, 2010.  The decrease was primarily the result of a $28.0 million decrease in deposits, primarily certificates of deposit, as the Company has priced certificates at a level to achieve a balance between maintaining the desired level of liquidity and monitoring our interest rate spread.

Stockholders’ equity decreased by $1.4 million to $55.6 million at June 30, 2011 from September 30, 2010.  The decrease reflected the net loss of $784,000 combined with the payment of dividends totaling $965,000 during the first two quarters of fiscal 2011.  As previously announced, the Company determined not to pay a dividend in July.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Net income.  The Company reported net income of $1.2 million for the quarter ended June 30, 2011 as compared to net income of $1.3 million for the quarter ended June 30, 2010.    For the nine months ended June 30, 2011, the Company recognized a net loss of $784,000 as compared to net income of $2.8 million for the comparable period in 2010.  The loss incurred for the nine month period in 2011 was due primarily to a substantial increase in the loan loss provisions during the second quarter of fiscal 2011 as collateral values related to two significant construction loans had declined substantially.

Net interest income.   Net interest income decreased $197,000 or 5.0% to $3.8 million for the three months ended June 30, 2011 as compared to $4.0 million for the same period in 2010.  The decrease reflected the effects of an $858,000 or 13.6% decrease in interest income partially offset by a $661,000 or 28.2% decrease in interest expense.  The decrease in interest income resulted from a 60 basis point decrease to 4.53% in the weighted average yield earned on interest-earning assets.  Also contributing to the decrease was a $10.4 million or 2.1% decrease in the average balance of interest-earning assets for the three months ended June 30, 2011, as compared to the same period in 2010. The decline in the weighted average yield was due in large part to the 148 basis point decline in the yield earned on investment securities, reflecting the effects of the current low interest rate market on our investments as they were called and the proceeds re-invested at lower current market rates.  The decrease in interest expense resulted primarily from a 50 basis point decrease to 1.52% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year.  Also contributing to the decrease was a $22.2 million or 4.8% decrease in the average balance of interest-bearing liabilities for the three months ended June 30, 2011, as compared to the same period in 2010.

For the nine months ended June 30, 2011, net interest income decreased $939,000 or 7.8% to $11.0 million as compared to $12.0 million for the same period in 2010. The decrease was due to a $2.5 million or 13.3% decrease in interest income partially offset by a $1.6 million or 22.4% decrease in interest expense.  The decrease in interest income resulted primarily from a 77 basis point decrease to 4.46% in the weighted average yield earned on interest-earning assets, partially offset by a $8.0 million or 1.6% increase in the average balance of interest-earning assets.  The majority of the decline in the weighted average yield reflected the 118 basis point decline in the yield earned on the investment portfolio.  The decrease in interest expense resulted from a 48 basis point decrease to 1.62% in the weighted average rate paid on interest-bearing liabilities partially offset by a $1.4 million or 0.3% increase in the average balance of interest-bearing liabilities for the nine months ended June 30, 2011, as compared to the same period in 2010.

For the quarter ended June 30, 2011, the net interest margin was 3.13%, as compared to 3.23% for the same period in 2010.  For the nine months ended June 30, 2011, the net interest margin was 2.97%, as compared to 3.28% for the same period in 2010.  The decrease in the net interest margin was primarily due to the shift in the relative composition of interest-earning assets to increased amounts of cash and cash equivalents as higher yielding investment securities were called and repaid during the later part of fiscal 2010 and early portion of fiscal 2011.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates, and the net interest margin.  Average yields and rates have been annualized.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2011			2010

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)

Interest-earning assets:
Investment securities	$113,556	$904	3.18%	$123,223	$1,435	4.66%
Mortgage-backed securities	90,042	1,052	4.67	91,100	1,164	5.11
Loans receivable(1)	241,745	3,480	5.76	252,876	3,706	5.86
Other interest-earning assets	36,413	18	0.20	24,912	7	0.11
Total interest-earning assets	481,756	5,454	4.53	492,111	6,312	5.13
Cash and non-interest-bearing balances	3,040			11,539
Other non-interest-earning assets	18,857			21,608
Total assets	$503,653			$525,258
Interest-bearing liabilities:
Savings accounts	$69,638	162	0.93	$69,689	300	1.72
Money market deposit and NOW accounts	106,306	198	0.75	105,478	283	1.07
Certificates of deposit	264,246	1,321	2.00	273,844	1,568	2.29
Total deposits	440,190	1,681	1.53	449,011	2,151	1.92
Advances from Federal Home Loan Bank	585	1	0.68	13,630	192	5.63
Advances from borrowers for taxes and
insurance	1,268	1	0.32	1,644	1	0.24
Total interest-bearing liabilities	442,043	1,683	1.52	464,285	2,344	2.02
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,328			2,334
Other liabilities	3,168			3,317
Total liabilities	448,539			469,936
Stockholders' equity	55,114			55,322
Total liabilities and stockholders' equity	$503,653			$525,258
Net interest-earning assets	$39,713			$27,826
Net interest income; interest rate spread		$3,771	3.01%		$3,968	3.11%
Net interest margin(2)			3.13%			3.23%
Average interest-earning assets to average interest-bearing liabilities		108.98%			105.99%
 _____________________________________
(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2011			2010

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$109,089	$2,863	3.50%	$123,273	$4,325	4.68%
Mortgage-backed securities	90,292	3,206	4.73	93,126	3,575	5.12
Loans receivable(1)	248,902	10,411	5.58	254,765	11,176	5.85
Other interest-earning assets	46,673	73	0.21	15,764	13	0.11
Total interest-earning assets	494,956	16,553	4.46	486,928	19,089	5.23
Cash and non-interest-bearing balances	3,118			7,128
Other non-interest-earning assets	18,316			20,258
Total assets	$516,390			$514,314
Interest-bearing liabilities:
Savings accounts	$69,803	581	1.11	$69,131	957	1.85
Money market deposit and NOW accounts	106,741	595	0.74	106,210	861	1.08
Certificates of deposit	276,785	4,337	2.09	256,020	4,687	2.44
Total deposits	453,329	5,513	1.62	431,361	6,505	2.01
Advances from Federal Home Loan Bank	597	4	0.89	18,956	609	4.28
Advances from borrowers for taxes and
insurance	1,438	4	0.37	1,627	4	0.33
Total interest-bearing liabilities	455,364	5,521	1.62	451,944	7,118	2.10
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,098			2,176
Other liabilities	4,361			4,321
Total liabilities	462,823			458,441
Stockholders' equity	55,567			55,873
Total liabilities and stockholders' equity	$518,390			$514,314
Net interest-earning assets	$39,592			$34,984
Net interest income; interest rate spread		$11,032	2.84%		$11,971	3.13%
Net interest margin(2)			2.97%			3.28%

Average interest-earning assets to average interest-bearing liabilities		108.69%			107.74%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

The Company did not establish any provision for loan losses for the quarter ended June 30, 2011 as compared to $110,000 for the same quarter in fiscal 2010 based on management’s on-going review of the loan portfolio and its determination that the overall allowance was adequate as of June 30, 2011.  For the nine months ended June 30, 2011, the Company established a $4.2 million provision for loan losses as compared to $495,000 for the comparable period in fiscal 2010.  The increased level of provisions in the 2011 nine month period reflected primarily the decrease in the value of collateral securing two construction development projects.  In addition, the level of the provision reflected management’s ongoing review of the loan portfolio.  As a result of the increased losses experienced during the first half of fiscal 2011 related primarily to the two construction projects, the increased level of non-performing loans and the continuing deterioration of real estate values, management determined an additional provision was appropriate in the second quarter of fiscal 2011. The first project involves a $4.3 million construction loan secured by a 33-unit condominium project in Philadelphia.  During the second quarter of fiscal 2011, due to the lack of recent sales in the project combined with deterioration in real estate values in the market, in particular for condominiums, the Company made a determination to utilize the “bulk sale” appraised value of the remaining units in the project rather than the retail value.  This re-evaluation resulted in a charge-off of $2.6 million during the second quarter of fiscal 2011 of which $1.9 million was recognized as provision expense for the quarter ended March 31, 2011.   The Company had previously established a specific reserve for this project of $788,000.  A new marketing effort has recently been commenced with the result that three of the 17 units remaining to be sold are under contacts for sale.  The second project involves an aggregate of $1.8 million in loans secured by the seven unsold units associated with a 17-unit townhouse project in Philadelphia.  Based on both declines in values of the collateral securing the project and the lack of sales, Prudential determined to charge off $1.5 million of which $1.1 million was recognized as provision expense during the quarter ended March 31, 2011.  The Company had previously established a $338,000 specific reserve for this project.

At June 30, 2011, the Company’s non-performing assets totaled $16.1 million or 3.2% of total assets as compared to $6.7 million or 1.4% at September 30, 2010.  The non-performing assets consisted of $13.8 million in loans of which $10.0 million were one-to-four family residential loans, $3.2 million were construction and loan development loans and $546,000 were commercial real estate loans.  Included in the non-performing loans were $7.7 million in troubled debt restructurings which are performing in accordance with the revised contractual terms.  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $2.3 million.  The allowance for loan losses totaled $3.2 million, or 1.3% of total loans and 22.9% of non-performing loans at June 30, 2011.

Non-interest income.   Non-interest income amounted to $241,000 and $610,000 for the three and nine month periods ended June 30, 2011, compared with $169,000 and $250,000 for the same periods in 2010.  The improvement compared to the 2010 period was due to the reduced level of other than temporary impairment (“OTTI”) charges related to non-agency mortgage-backed securities received in connection with the Company’s redemption in kind in June 2008 of its entire investment in a mutual fund. The decline in the amount of losses recognized between the 2010 and 2011 periods reflected the decline in the amount of the OTTI charges from $86,000 and $424,000 for the three and nine months ended June 30, 2010 to $29,000 and $169,000 during the three and nine months ended June 30, 2011 related to the non-agency mortgage-backed securities as the markets for such securities stabilized in the 2011 periods.

Non-interest expenses.   For the quarter ended June 30, 2011, non-interest expense decreased $175,000 compared to the same period in 2010, while non-interest expense increased $340,000 for the nine month period ended June 30, 2011 compared to the same period in the prior year.  The higher level of non-interest expense for the quarter ended June 30, 2010 compared to the same quarter in 2011 reflected the higher level of losses incurred on the sale of real estate owned combined with operating expense related to such properties which were, in the aggregate, $271,000 higher in the 2010 quarter than the third quarter of fiscal 2011.  The increase for the nine month period ended June 30, 2011 was due to increases in FDIC deposit insurance premiums and increases in salaries and employee benefits.

Income tax expense.  The Company recorded income tax expense of $227,000 for the quarter ended June 30, 2011 and a tax benefit of $98,000 for the nine months ended June 30, 2011 compared to an income tax benefit of $41,000 for the quarter ended June 30, 2010 and income tax expense of $915,000 for the nine months ended June 30, 2010.  Income tax expense fluctuated in part due to the valuation allowance recognized related to the capital loss carryforward created in connection with the June 2008 redemption in kind referenced above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2011, our cash and cash equivalents amounted to $40.8 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $72.5 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2011, the Company had $4.2 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.9 million and letters of credit outstanding of $676,000 at June 30, 2011.  Certificates of deposit at June 30, 2011 maturing in one year or less totaled $113.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us, although we have recently lowered interest rates which has resulted in some anticipated movements of certificates of deposit out of the bank.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, our use of FHLB advances has been modest.  At June 30, 2011, we had $582,000 in outstanding FHLB advances and had the ability to obtain an additional $132.9 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained   pledging certain investment securities.  The Company has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2011 and September 30, 2010 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2011:
Tier 1 capital (to average assets)
The Company	10.74%	4.0%	N/A
The Bank	9.91%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	23.86%	4.0%	N/A
The Bank	22.01%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	25.11%	8.0%	N/A
The Bank	23.26%	8.0%	10.0%

September 30, 2010:
Tier 1 capital (to average assets)
Company	10.27%	4.0%	N/A
Bank	9.46%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	23.12%	4.0%	N/A
Bank	21.28%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	24.37%	8.0%	N/A
Bank	22.53%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.9% to 21.0%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 22.7%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$10,979	$20,548	$31,294	$33,630	$97,346	$193,797
Loans receivable(3)	30,614	45,763	83,427	38,303	44,270	242,377
Other interest-earning assets(4)	39,763	-	-	-	-	39,763
Total interest-earning assets	$81,356	$66,311	$114,721	$71,933	$141,616	$475,937

Interest-bearing liabilities:
Savings accounts	$2,018	$4,762	$9,439	$8,662	$45,330	$70,211
Money market deposit and NOW accounts	4,108	12,325	24,553	18,282	45,575	104,843
Certificates of deposit	46,788	65,983	118,125	26,312	-	257,208
Advances from Federal Home Loan Bank	50	142	50	340	-	582
Advances from borrowers for taxes and insurance	1,670	-	-	-	-	1,670
Total interest-bearing liabilities	$54,634	$83,212	$152,167	$53,596	$90,905	$434,514

Interest-earning assets less interest-bearing liabilities	$26,722	$(16,901)	$(37,446)	$18,337	$50,711	$41,423

Cumulative interest-rate sensitivity gap (5)	$26,722	$9,821	$(27,625)	$(9,288)	$41,423

Cumulative interest-rate gap as a percentage of total assets at June 30, 2011	5.37%	1.97%	-5.55%	-1.87%	8.32%

Cumulative interest-earning assets as a percentage of cumulative interest - bearing liabilities at June 30, 2011	148.91%	107.12%	90.47%	97.30%	109.53%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of June 30, 2011 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$46,635	$(36,526)	(43.92)%	10.51%	(5.88)%
200	58,534	(24,627)	(29.61)%	12.61%	(3.78)%
100	71,106	(12,055)	(14.50)%	14.64%	(1.75)%
Static	83,161	-	-	16.39%	-
(100)	82,197	(964)	(1.16)%	15.94%	(0.45)%
(200)	80,902	(2,259)	(2.72)%	15.53%	(0.86)%
(300)	81,582	(1,579)	(1.90)%	15.47%	(0.92)%

At June 30, 2011, the Company’s NPV was $83.2 million or 16.39% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $58.5 million or 12.61% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 378 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: August 15, 2011	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer