Form 10-K
period 2011-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2011-12-23
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $6.99 on March 31, 2011, the last business day of the Registrant’s second quarter was approximately $12.9 million (10,023,495) shares outstanding less approximately 8.2 million shares held by affiliates at $6.99 per share).  Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 1, 2011 there were 10,023,495 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. of Pennsylvania and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2011

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements” based on management’s current expectations. Prudential Bancorp, Inc. of Pennsylvania’s (the “Company” or “Prudential Bancorp”) actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation which was organized as a mid-tier holding company for Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the “Bank” or “Prudential Savings Bank”).  The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank.  As of September 30, 2011, the Company, on a consolidated basis, had total assets of approximately $499.5 million, total deposits of approximately $436.0 million, and total stockholders’ equity of approximately $57.5 million.

The Company was formed when the Bank reorganized from a mutual savings bank into a mutual holding company structure in March 2005.  Prudential Mutual Holding Company, a Pennsylvania mutual holding company, is the mutual holding company parent of the Company.  As of September 30, 2011, Prudential Mutual Holding Company owned 74.6% (7,478,062 shares) of the Company’s outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

    The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.”  We grew through a number of mergers with other mutual institutions with the last merger being with Continental Savings and Loan Association in 1983.  The Bank converted to a Pennsylvania-chartered savings bank in August 2004.  The banking office network currently consists of the headquarters and main office and six full-service branch offices.  Six of the banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania.  The Bank maintains ATMs at six of the banking offices.  We also provide on-line banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans in the market area.  Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio.  This focus has continued as we have decreased in recent periods the Company’s involvement in construction and land development lending due to adverse market conditions.  Construction and land development loans decreased from $52.4 million or 22.2% of the total loan portfolio at September 30, 2007 to $22.2 million or 9.0% of the total loan portfolio at September 30, 2011.  If there is improvement in the real estate market, the Company’s involvement in such lending may increase in the future.  See “-Asset Quality”.

The investment and mortgage-backed securities portfolio has decreased modestly over the past year from $185.1 million at September 30, 2010 to $184.3 Million at September 30, 2011.  A significant portion of the investment securities consist of debt and mortgage-backed securities issued by Government Sponsored Enterprises (“GSEs”) or U.S. government agencies.  At September 30, 2011, $184.3 million of investment and mortgage-backed securities had an aggregate gross unrealized loss of $1.0 million which reflected primarily unrealized losses related to the non-agency mortgage-backed securities portfolio due in large part to continued turbulence in the mortgage industry.

In addition to offering loans and deposits we also offer, on an agency basis, securities and insurance products to customers through an affiliation with a third-party broker-dealer.

At September 30, 2011, the Company’s non-performing assets totaled $14.9 million or 3.0% of total assets as compared to $6.7 million or 1.3% at September 30, 2010.  Non-performing assets included $12.6 million in non-performing loans of which $10.3 million were one- to four-family residential loans, $1.8 million were construction and land development loans and $545,000 were commercial real estate loans.  Included in non-performing loans were $7.7 million in troubled debt restructurings which are performing in accordance with the revised contractual terms of the loans but were placed on non-accrual at the time the restructuring was effected during the first quarter of fiscal 2011.  These troubled debt restructurings are loans classified as one-to-four family loans related to a 133-unit completed condominium project in Philadelphia.  Non-performing assets also included six one- to four-family residential real estate owned properties totaling $2.3 million.  The allowance for loan losses totaled $3.4 million, or 1.4% of total loans and 26.6% of non-performing loans at September 30, 2011.    See “-Asset Quality”.

The executive offices are located at 1834 Oregon Avenue, Philadelphia, Pennsylvania and The Company’s telephone number is (215) 755-1500.

Market Area and Competition

The primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  We also conduct business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.  We also make loans in contiguous counties in southern New Jersey.  This area is referred to as the Delaware Valley region.  The Philadelphia metropolitan area is one of the leading regions for biotech and pharmaceutical research with many of the largest pharmaceutical companies maintaining a presence in the region.  It is also a major health care area with a number of teaching and research hospitals being operated.

Since 2008, the Philadelphia area has been affected by the downturn in the national economy.  Manufacturers and retailers reported declines.  Overall credit quality on bank loans deteriorated and residential real estate sales, construction activity, and commercial real estate investment declined.  This deterioration in the local economy had a negative impact on the loan portfolio which was the primary factor in the determination to increase the allowance for loan losses.  See “-Asset Quality”.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Many of the financial service providers operating in the market area are significantly larger, and have greater financial resources, than us.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2011, the net loan portfolio totaled $240.5 million or 48.1% of total assets.  Historically, the principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family” homes secured by properties located in the Company’s market area.  Since the 2007 period, our one-to four-family residential loans increased while the construction loan portfolio decreased as market conditions became less favorable for construction lending.

The types of loans that we may originate are subject to federal and state banking laws and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential(1)	$196,533	79.53%	$197,164	74.96%	$201,396	75.98%	$191,344	74.02%	$159,945	67.85%
Multi-family residential	5,723	2.32%	4,006	1.52%	4,178	1.58%	2,801	1.08%	4,362	1.85%
Commercial real estate	21,175	8.57%	19,710	7.49%	19,907	7.51%	20,518	7.94%	18,019	7.64%
Construction and land development	22,226	9.00%	40,650	15.46%	36,764	13.87%	42,634	16.49%	52,429	22.24%
Total real estate loans	245,657	99.42%	261,530	99.43%	262,245	98.94%	257,297	99.53%	234,755	99.58%
Commercial business	814	0.33%	893	0.34%	2,232	0.84%	465	0.18%	155	0.07%
Consumer	613	0.25%	595	0.23%	586	0.22%	739	0.29%	832	0.35%
Total loans	247,084	100.00%	263,018	100.00%	265,063	100.00%	258,501	100.00%	235,742	100.00%
Less:
Undisbursed portion of loans in process	3,773		5,366		6,281		13,515		15,897
Deferred loan costs	(564)		(590)		(644)		(574)		(315)
Allowance for loan losses	3,364		3,151		2,732		1,591		1,011
Net loans	$240,511		$255,091		$256,694		$243,969		$219,149

(1)	Includes home equity loans and lines of credit totaling $9.0 million and $11.9 million, respectively, as of September 30, 2011.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of loans as of September 30, 2011, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2011 in:
One year or less	$1,665	$-	$541	$9,549	$218	$99	$12,072
After one year through two years	8,397	194	962	2,323	2	28	11,906
After two years through three years	10,516	-	845	5,433	-	72	16,866
After three years through five years	9,135	1,788	4,139	4,921	14	276	20,273
After five years through ten years	52,568	3,244	12,726	-	90	138	68,766
After ten years through fifteen years	61,552	401	1,542	-	351	-	63,846
After fifteen years	52,700	96	420	-	139	-	53,355
Total	$196,533	$5,723	$21,175	$22,226	$814	$613	$247,084

The following table shows the dollar amount of all loans due after one year from September 30, 2011, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$186,173	$8,695	$194,868
Multi-family residential	5,723	-	5,723
Commercial real estate	19,729	905	20,634
Construction and land development	7	12,670	12,677
Commercial business	596	-	596
Consumer	514	-	514
Total	$212,742	$22,270	$235,012

(1)  Includes home equity loans and lines of credit.

        The Company originates one, three, and five year adjustable-rate mortgages.  None of these mortgages had artificially low initial interest rates at the date of origination commonly known as “teaser rates”.

Loan Originations.  The lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  We also use loan correspondents and brokers as a source for a substantial part of our residential mortgage loans, either having them originate such loans using our documentation or purchasing such loans from them immediately upon closing.  Loans obtained from loan correspondents are underwritten using the same underwriting standards as loans originated internally.  Consumer loan applications are taken at any of our offices while loan applications for all other types of loans are taken only at our main office.  All loan applications are processed and underwritten centrally at our main office.

Single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors. The secondary mortgage market has been adversely impacted in recent periods and through the filing date of this Annual Report on Form 10-K by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. At both September 30, 2011 and September 30, 2010, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  Prudential Savings Bank does not originate and has not in the past originated subprime loans.

In addition, the Company utilizes correspondents to assist in the origination of single-family residential loans.  However, all of such loans are underwritten by us using the underwriting criteria and approved by the executive committee or the full board of directors prior to loan closing.  We also occasionally purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in the Company’s market area.  Such participations are reviewed for compliance with our underwriting criteria and are approved by the executive committee or the full board before they are purchased.  Generally, loan purchases have been without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

The Company has sold participation interests in construction and land development loans originated by it to other institutions in its market area.  When we have sold participation interests, it has been done without recourse.  We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal loan to one borrower limits.  With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.  In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors.  Such sales provide for a limited amount of recourse.  At September 30, 2011, the Company’s recourse exposure was approximately $64,000.

As part of the loan policy, we are permitted, subject to certain exceptions as approved by the loan committee, to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses.  At September 30, 2011, the Bank’s loans to one borrower limit pursuant to our loan policy was approximately $8.1 million.  At September 30, 2011, our three largest loans to one borrower and related entities amounted to $11.9 million, $11.5 million, and $10.6 million.  All of such loans were performing in accordance with their terms, as revised, and primarily consist of loans to fund single-family residential construction projects.  Two of the borrowers described above are members of a limited partnership to which the Company has extended loans totaling $7.7 million which are in non-accrual status due to impairment issues related to collateral valuation.  Policy exceptions were made related to these borrowing relationships in order to protect the Bank’s security interest in the existing loans.  For more information regarding such loans, see “Lending Activities - Construction and Land Development Lending”.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2011	2010	2009
	(In Thousands)
Loan originations (1)
One- to four-family residential	$27,947	$28,120	$46,296
Multi-family residential	1,891	300	459
Commercial real estate	2,487	915	1,855
Construction and land development	9,622	20,929	15,399
Commercial business	986	2,941	4,551
Consumer	370	302	493
Total loan originations	43,303	53,507	69,053
Loans purchased	-	-	-
Total loans originated and acquired	43,303	53,507	69,053
Loans sold	-	-	-
Loans transferred to real estate owned	461	1,692	3,142
Loan principal repayments	52,914	52,456	51,868
Total loans sold and principal repayments	53,375	54,148	55,010
Decrease due to other items, net (2)	(4,508)	(962)	(1,318)
Net (decrease) increase in loan portfolio	$(14,580)	$(1,603)	$12,725

(1)	Includes loan participations with other lenders.

(2)
Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.  The 2011 balance consisted primarily of $4.6 million loan loss provision expense partially offset by a $122,000 accretion of deferred loan fee income.  The 2010 balance consisted primarily of the $1.1 million loan loss provision expense offset by in part by a $148,000 accretion of deferred loan fee income.  The 2009 balance consisted primarily of the $1.4 million loan loss provision offset partially by an $85,000 accretion of deferred loan fee income.

One- to Four-Family Residential Mortgage Lending.  The primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residences located in the Company’s market area.  Our single-family residential mortgage loans are obtained through the lending department and branch personnel and through correspondents.  The balance of such loans increased from $160.0 million, or 67.9% of total loans at September 30, 2007 to $196.5 million, or 79.5% of total loans at September 30, 2011.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are accepted only at the main office.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board.  All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program.  No sales occurred during the past three fiscal years.  We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.  We also offer adjustable-rate mortgage (“ARM”) and balloon loans, which are structured as shorter term fixed-rate loans (generally 15 years or less) followed by a final payment of the full amount of the principal due at the maturity date.  However, due to local market conditions, originations of such loans have been limited in recent years.  At September 30, 2011, $7.6 million, or 4.3%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $9.0 million and $11.9 million, respectively, at September 30, 2011.  The unused portion of home equity lines was $6.0 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office.  While there has been recent decline in some collateral values due to the weak real estate market, our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending.  We have been an active originator of construction and land development loans for more than 25 years.   Construction loan originations prior to 2007 was a growth area for us because they have shorter terms to maturity and they generally have floating or adjustable interest rates.  However, since 2007, our construction loan portfolio has decreased as market conditions made these loans less desirable due to the weakening of the real estate market which has caused slower sales and reduced housing prices in certain instances.  We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects.  Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties.  At September 30, 2011, our construction and loan development loans amounted to $22.2 million, or 9.0% of our total loan portfolio.  This amount includes $3.8 million of undisbursed loans in process (of which $118,000 relates to participation interests we have sold).  Our construction loan portfolio has decreased substantially since September 30, 2007 when construction loans amounted to $52.4 million or 22.2% of our total loan portfolio.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship.  Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months.  One or two six-month extensions may be provided for at our option and upon payment of a fee by the borrower.  These extensions are used as an incentive to the borrower to finish the project promptly in order to avoid additional fees.  The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan.  We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on the construction loans.  Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance.  Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized.  In order to help monitor the risk, financial statements and tax returns are generally obtained from borrowers on a regular basis.  Additionally, construction loans are reviewed at least annually pursuant to a third party loan review.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants.  Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate.  Additional fees may be charged as funds are disbursed.  In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a pre-determined number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in Philadelphia, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia.  In addition, we have sold participation interests in a number of the larger construction projects, although we generally retain at least a 25% interest.  Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of the five largest construction loans.

The largest construction and development loan is comprised of a series of loans aggregating $29.0 million loan to a limited partnership sponsored by a Philadelphia-based regional developer.  We sold participation interests totaling $23.2 million to five other local financial institutions in connection with the closing of the loan in late 2004 and in subsequent years.  This loan covers the first phase of the project, representing 132 residential condominium units.  The project also involves the construction of both indoor and outdoor parking lots.   As of September 30, 2011, construction had been completed.  There are 81 unsold units remaining as part of the remaining loan.  All of the unsold units are being used as rental properties as a means of paying down the construction loans during a period when sales have slowed due to current market conditions.  During the first quarter of fiscal 2011, the loans were re-negotiated to a lower interest rate in exchange for the pledging of additional collateral to the Bank.  At the time of renegotiation, the loans were classified as troubled debt restructurings and placed on non-accrual at that time as well.  There was also an impairment charge recognized by the Bank of $495,000 based on substantial reduction in collateral values as of September 30, 2011.  As of September 30, 2011, the principal balance of the loan was $20.4 million and the portion retained by the Company was $7.7 million.  As a result of the completion of construction, the loans were re-classified as one-to four-family residential loans.

In 2007, we extended a $2.4 million construction loan to a local developer for the purchase and renovation of a property in Center City Philadelphia.  During 2009, an additional $530,000 was made available as part of the issuance of two home equity lines of credit secured by the renovated property and the developer’s primary residence.   Although construction is complete, the property remains unsold.  The loans were modified during June 2011, being restructured to three year balloon loans bearing interest at 4.875% amortizing based on a 30 year schedule.  The modification was not considered a trouble debt restructuring as the loans were current at the time of the restructuring and the restructured loans were made at current market rates.  The loans are classified as substandard due to the need for several extensions when the loans could not be satisfied at their original maturity date as well as due to delinquency issues in prior periods.  There is no impairment recognized as recent appraised values are in excess of the loan amount.

In March 2010, we extended a $2.5 million loan to a local real estate developer for the financing of a 5 unit condominium project in Center City Philadelphia.  The loan has a 36 month term with interest only due during the term and a variable interest rate with a floor of 6.25%.  The loan will then convert to a five year balloon with principal and interest amortization based on a 30 year schedule.  The loan-to-value ratio at the date of origination was approximately 55% which includes certain additional collateral.  We retained the entire interest in the loan. As of September 30, 2011, the outstanding loan balance was approximately $2.5 million.  The loan is performing in accordance with its terms.

In June 2010, we extended a $5.1 million loan to a local real estate developer for the construction of 19 single-family homes in Bucks County Pennsylvania.  The loan has a 36 month term with interest only due during the term and a variable interest rate indexed to the Wall Street Journal prime rate plus a margin.  The loan has a floor of 6.0%.  The loan-to-value ratio at the date of origination was approximately 67% which includes certain additional collateral.  We retained the entire interest in the loan. As of September 30, 2011, the outstanding loan balance was approximately $3.8 million and there have been seven units sold with an additional six lots under agreements of sale.  The loan is performing in accordance with its terms.

In September 2009, we extended a $3.9 million construction and land development loan to a local developer to purchase land for future development of 39 single-family residential real estate units.  The loan was a variable-rate loan with a floor of 5.5% and with a maturity date after pre-approved extensions of June 2011.  During 2011, a new appraisal revealed that the market value of the collateral has substantially decreased in value.  The borrower subsequently agreed to provide additional collateral resulting in a current loan to value ratio of 73%.  The loan has also been converted to a 30 year amortizing loan with a three year balloon maturing in September 2014.  Additionally, a portion of proceeds received by the developer from the sale of units in other projects must be applied to the principal of this loan.  The borrower has agreed not to develop the project until certain other projects are completed.  The loan has performed in accordance with its contractual terms since inception; however the loan is classified as special mention due to its extension beyond the original maturity and the reduction in the value of the primary collateral.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce the Bank’s exposure.

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2011, multi-family residential and commercial real estate loans amounted in the aggregate to $26.9 million or 10.9% of the total loan portfolio.  Commercial real estate loans increased from $18.0 million or 7.6% of the total loan portfolio at September 30, 2007 to $21.2 million or 8.6% of our total loan portfolio at September 30, 2011.

The commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area.  At September 30, 2011, the average commercial and multi-family real estate loan size was approximately $289,000.   The largest multi-family residential or commercial real estate loan at September 30, 2011 was $1.8 million, which was performing in accordance with its terms.  Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 15 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 10 years or less and amortization periods of up to 25 years.  Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.  In addition, fees are charged to the borrower at the origination of the loan.  We obtain personal guarantees of the principals as well as additional collateral for commercial real estate and multi-family real estate loans.

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

Various aspects of commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are reviewed by us prior to the closing of the loan.  With respect to participations we purchase, we underwrite the loans as if we were the originating lender.

Our origination of commercial real estate and multi-family loans modestly increased during the 2011 period from 2009.  Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.  At September 30, 2011, $613,000, or 0.3% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $814,000 or 0.3% of the total loan portfolio at September 30, 2011.

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

Loan Approval Procedures and Authority. Our Board of Directors establishes Prudential Savings Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the Board in order to consider modifications as a result of market conditions, regulatory changes and other factors.  All modifications must be approved by either the Executive Committee of the Board or the full Board of Directors.

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, our policy is to discontinue accruing additional interest and reverse any interest currently accrued.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

We account for our impaired loans in accordance with generally accepted accounting principles.  An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management and the independent third party loan review function.  A loan is considered impaired when there is an expectation that the present value of the future cash flows or the net realizable value of the collateral will not satisfy all the contractual cash flows due.  There were $11.4 in impaired loans as of September 30, 2011, $3.2 million of which were construction loans and $7.7 million were one-to-four family residential loans related to one condominium construction project and three commercial real estate loans totaling $545,000 to one borrower.  A specific allocation of $495,000 was applied against the one-to-four family loans.  Although no specific allocation was applied to the construction loans, there were partial charge-offs of $4.4 million applicable to those loans during fiscal 2011.  There were two impaired loans as of September 30, 2010 for $5.1 million.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in accordance with established methodology.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allocation equal to 100% of the amount of the loss or to charge off such amount.

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

We review and classify assets on a quarterly basis and the Board of Directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  At September 30, 2011 and 2010, we had no assets classified as “doubtful” or “loss”, and  $19.0 million and  $9.1 million, respectively, of assets classified as “substandard.”  In addition, there were $3.9 million and $6.8 million of loans designated as “special mention” as of September 30, 2011 and 2010, respectively.  The assets deemed special mention and substandard assets were placed in such categories primarily due to slower than anticipated sales of residential construction loan properties due to current real estate market conditions.

Delinquent Loans.  The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2011				September 30, 2010
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to four-family residential	26	$3,048	20	$2,663	16	$1,421	18	$1,811
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	1	358	3	545	-	-	5	1,462
Construction and land development	-	-	3	1,772	-	-	1	206
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total delinquent loans	27	$3,406	26	$4,980	16	$1,421	24	$3,479
Delinquent loans to total net loans	1.42%		2.07%		0.56%		1.36%
Delinquent loans to total loans	1.38%		2.02%		0.54%		1.32%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding the non-performing loans and real estate owned.  The Company’s general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest.  At September 30, 2011, all of the loans listed as 90 or more days past due in the table above were in non-accrual status.  In addition, five loans totaling $7.7 million related to one condominium project discussed previously which were classified as troubled debt restructurings, were also in non-accrual status as of September 30, 2011.  There were no loans in non-accrual status at September 30, 2010.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$10,314	$-	$-	$-	$-
Multi-family residential	-	-	-	-	-
Commercial real estate	545	-	-	-	-
Construction and land development	1,772	-	640	3,640	2,022
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accruing loans	12,631	-	640	3,640	2,022
Accruing loans 90 days or more past due:
One- to four-family residential	-	1,811	851	152	502
Multi-family residential	-	-	-	-	-
Commercial real estate	-	1,462	491	244	-
Construction	-	206	-	-	-
Commercial business	-	-	-	-	69
Consumer	-	-	-	-	-
Total accruing loans 90 days or more past due	-	3,479	1,342	396	571
Total non-performing loans(1)	12,631	3,479	1,982	4,036	2,593
Real estate owned, net(2)	2,268	3,197	3,622	1,488	-
Total non-performing assets	$14,899	$6,676	$5,604	$5,524	$2,593
Total non-performing loans as a percentage of loans, net	5.25%	1.36%	0.77%	1.65%	1.18%
Total non-performing loans as a percentage of total assets	2.53%	0.66%	0.39%	0.82%	0.55%
Total non-performing assets as a percentage of total assets	2.98%	1.26%	1.09%	1.13%	0.55%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized only as collected.  There was $251,000 of such interest recognized during fiscal 2011 while there was no such interest recognized for non-accrual loans for fiscal 2010.  Approximately $376,000 in additional interest income would have been recognized during the year ended September 30, 2011 if these loans had been performing during fiscal 2011.

At September 30, 2011, non-performing assets included $10.3 million one-to-four family residential loans, $1.8 million construction and land development loans and $545,000 of commercial real estate loans.  Included in non-performing loans were $7.7 million in troubled debt restructurings which are performing in accordance with the revised contractual terms of the loans but were placed on non-accrual at the time the restructuring was affected during the first quarter of fiscal 2011.  These troubled debt restructurings are one-to-four family loans related to a 133-unit completed condominium project in Philadelphia.  (See “Lending Activities – Construction and Land Development Lending.”)  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $2.3 million.

Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the lesser of the carrying value of the loan or fair value at the date of acquisition, or the fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  The Company’s policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside the Company’s market area or consists of other than single-family residential property.  We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties.  We also conduct inspections on foreclosed properties.

        As of September 30, 2011, there were six real estate owned properties totaling $2.3 million. Four of the real estate owned properties totaling $1.6 million consist of four townhouses in the same development project. Three of the six properties are being rented at this time at sufficient levels to cover the Company’s cost of operating the properties. During December 2011, the Company entered into an agreement of sale with respect to one of the real estate owned properties. The property, which consists of a single-family residence, has a book value of $309,000. A loss of approximately $120,000 is anticipated to be recognized during the quarter ending December 31, 2011. The sale is expected to settle during January 2012. The Company anticipates marketing the remaining properties for sale when market conditions improve. As of September 30, 2010, the real estate owned balance was $3.2 million consisting of six properties. The largest real estate owned property at September 30, 2010 was sold during fiscal 2011 at an additional loss of $135,000.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  For each primary type of loan, we establish a loss factor reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  Management’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management.  As of September 30, 2011, our allowance for loan losses of $3.4 million was 1.4% of total loans receivable and 26.6% of non-performing loans.

Charge-offs on loans totaled $4.4 million and $691,000 for the years ended September 30, 2011 and 2010, respectively.  The charge-offs during fiscal 2011 were the result of the decline in collateral value on two collateral dependent loans which are on non-accrual status.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results For the Year Ended September 30, 2011 and September 30, 2010”.  The charge-offs during the 2010 period represented a portion of one construction loan which was transferred to real estate owned during fiscal 2010.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate.  No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Total loans outstanding at end of period	$247,084	$263,018	$265,063	$258,501	$235,742
Average loans outstanding	246,188	254,781	253,278	227,662	221,262
Allowance for loan losses, beginning of period	3,151	2,732	1,591	1,011	618
Provision for loan losses	4,630	1,110	1,403	1,084	395
Charge-offs:
One- to four-family residential	750	51	45	-	2
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	3,667	640	217	504	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	4,417	691	262	504	2
Recoveries on loans previously charged off	-	-	-	-	-
Allowance for loan losses, end of period	$3,364	$3,151	$2,732	$1,591	$1,011

Allowance for loan losses as a percent of total loans	1.36%	1.20%	1.03%	0.62%	0.43%
Allowance for loan losses as a percent of non-performing loans	26.63%	90.57%	137.77%	39.42%	38.97%
Ratio of net charge-offs during the period to average loans outstanding during the period	1.79%	0.27%	0.10%	0.22%	*

* Not meaningful

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$1,651	79.53%	$672	74.96%	$403	75.98%	$155	74.02%	$186	67.85%
Multi-family residential	7	2.32%	4	1.52%	7	1.58%	4	1.08%	22	1.85%
Commercial real estate	221	8.57%	560	7.49%	193	7.51%	106	7.94%	179	7.64%
Construction and land development	1,481	9.00%	1,909	15.46%	2,114	13.87%	1,323	16.49%	610	22.24%
Commercial business	3	0.33%	3	0.34%	7	0.84%	1	0.18%	12	0.07%
Consumer	1	0.25%	1	0.23%	1	0.22%	2	0.29%	2	0.35%
Unallocated	-	-	2	-	7	-	-	-	-	-
Total allowance for loan losses	$3,364	100.00%	$3,151	100.00%	$2,732	100.00%	$1,591	100.00%	$1,011	100.00%

The aggregate allowance for loan losses increased by $213,000 from September 30, 2010 to September 30, 2011 due primarily to a $531,000 increase in the general allowance, partially offset by a $315,000 decrease in specific allocations on loans determined to be impaired. The increase in the Company’s general allowance since the 2006 period was mainly the result of an increase in the allowance for loan losses related to construction and land development loans and commercial business loans. The increase in the allowance was determined based on management’s consideration of the known and reasonably estimatable losses in the loan portfolio as well as current qualitative and quantitative risk factors and was attributable primarily to the increase in the balance of the portfolio of classified and criticized loans as of September 30, 2011 as a result of the continued weakening of the real estate market.

Investment Activities

General.  We invest in securities in accordance with policies approved by our board of directors.  The investment policy designates the President, Chief Financial Officer and Treasurer as the Investment Committee, which is authorized by the board to make the Bank’s investments consistent with the investment policy.  The Board of Directors of Prudential Savings Bank reviews all investment activity on a monthly basis.

The investment policy is designed primarily to manage the interest rate sensitivity of the assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the lending activities and to provide and maintain liquidity.  The current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. On September 7, 2008 Freddie Mac and Fannie Mae were placed into conservatorship by the Federal Government.  During 2010 and 2011 the Federal Housing Administration Agency indicated that the Treasury Department is committed to fund Freddie Mac and Fannie Mae to levels needed in order to sufficiently to meet their funding needs.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  Further, privately issued mortgage-backed securities and CMOs also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Management’s  practice is generally to not invest in such securities, and the current portfolio is limited to the securities received as a result of the redemption in kind of an investment in a mutual fund. See further discussion in Note 4 of the Notes to Consolidated Financial Statements included in Item 8 herein.

At September 30, 2011, the investment and mortgage-backed securities amounted to $184.3 million or 36.9% of total assets at such date.  The largest component of the securities portfolio in recent periods has been U.S. Government and agency obligations, which amounted to $97.1 million or 52.7% of the securities portfolio at September 30, 2011.  In addition, we invest in mortgage-backed securities and to a significantly lesser degree, municipal securities and other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income.  At September 30, 2011, we had $109.0 million of investment and mortgage-backed securities classified as held to maturity, $75.4 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.  However, certain investments acquired through the redemption in kind during 2008 are below investment grade.

The mortgage-backed securities consist primarily of mortgage pass-through certificates issued by Ginnie Mae, Fannie Mae or Freddie Mac.  At September 30, 2011, approximately 5.0% of the mortgage-backed securities were non-agency securities, all of which were acquired through the 2008 redemption in kind.  See further discussion in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2011		2010		2009
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)

Mortgage-backed securities - U.S. government agencies	$78,588	$85,220	$78,036	$83,342	$84,892	$88,444
Mortgage-backed securities - Non-agency	5,249	4,357	8,067	7,199	10,325	7,767
U.S. governnment and agency obligations	97,068	98,508	95,978	97,995	125,923	126,141
Municipal obligations	-	-	475	475	1,970	1,976
Total debt securities	180,905	188,085	182,556	189,011	223,110	224,328
FHLB stock	2,887	2,887	3,545	3,545	3,545	3,545
FHLMC preferred stock	6	6	8	8	16	47
Total investment and mortgage-backed securities	$183,798	$190,978	$186,109	$192,564	$226,671	$227,920

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2011.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2011 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$-	-	$11,000	1.39%	$57,957	2.56%	$28,111	3.65%
Mortgage-backed securities	-	-	-	-	26	1.32%	83,811	4.55%
Total	$-	-	$11,000	1.39%	$57,983	2.56%	$111,922	4.32%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.  The adoption of FASB ASC 320-10-35-33 through 35-34, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, resulted in a $1.1 million reversal of non-credit related impairment charges in fiscal 2009 related to the non-agency mortgage-backed securities.  See Note 4 in the Notes to Consolidated Financial Statements.

	At or For the
	Year Ended September 30,
	2011	2010	2009
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$86,103	$95,217	$93,407
Purchases	14,613	11,853	17,717
Sale of mortgage-backed securities available for sale	(90)	-	-
Other than temporary impairment of securities	(202)	(560)	(3,272)
Maturities and repayments	(16,918)	(20,810)	(15,103)
Adoption of FASB ASC 320-10-35-33 through 35-34	-	-	1,148
Amortizations of premiums and discounts, net	331	403	1,320
Mortgage-backed securities at end of period	$83,837	$86,103	$95,217
Weighted average yield at end of period	4.55%	5.37%	5.73%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2011, 41.2% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas where the branch offices are located.  We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The interest rates offered on deposits are competitive in the market place and have increased over the past year as market rates have increased.

Prudential Savings Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2011,  jumbo CDs amounted to $97.4 million, of which $38.8 million are scheduled to mature within twelve months subsequent to such date.  At September 30, 2011, the weighted average remaining period until maturity of the certificate of deposit accounts was 16.8 months.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$23,195	5.32%	$4,786	1.03%	$-	-
1.00% - 1.99%	105,366	24.17%	90,381	19.46%	37,235	8.61%
2.00% - 2.99%	77,636	17.81%	114,170	24.58%	88,146	20.39%
3.00% - 3.99%	21,801	5.00%	28,962	6.24%	69,530	16.08%
4.00% - 4.99%	10,914	2.50%	21,096	4.54%	34,353	7.95%
5.00% - 5.99%	17,325	3.97%	30,695	6.61%	30,924	7.15%
Total certificate accounts	256,237	58.77%	290,090	62.46%	260,188	60.18%

Transaction accounts:
Savings	70,623	16.20%	69,901	15.05%	66,968	15.49%
Checking:
Interest-bearing	29,658	6.80%	26,146	5.63%	27,311	6.32%
Non-interest-bearing	3,847	0.88%	2,496	0.54%	2,558	0.59%
Money market	75,649	17.35%	75,822	16.32%	75,349	17.42%
Total transaction accounts	179,777	41.23%	174,365	37.54%	172,186	39.82%
Total deposits	$436,014	100.00%	$464,455	100.00%	$432,374	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2011			2010			2009
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$69,741	$700	1.00%	$69,363	$1,230	1.77%	$65,392	$1,532	2.34%
Interest-bearing checking and money market accounts	105,046	779	0.74%	105,724	1,119	1.06%	96,806	1,863	1.92%
Certificate accounts	271,758	5,612	2.07%	264,082	6,321	2.39%	247,791	8,585	3.46%
Total interest-bearing deposits	446,545	$7,091	1.59%	439,169	$8,670	1.97%	409,989	$11,980	2.92%

Non-interest-bearing deposits	3,291			2,241			3,409
Total deposits	$449,836		1.58%	$441,410		1.96%	$413,398		2.90%

The following table shows the savings flows during the periods indicated.

	Year Ended September 30,
	2011	2010	2009
	(In Thousands)
Deposits made	$419,733	$478,078	$528,953
Withdrawals	(453,949)	(451,630)	(480,442)
Interest credited	5,775	5,633	7,033
Total (decrease) increase in deposits	$(28,441)	$32,081	$55,544

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2011.

	Balance at September 30, 2011
	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2012	2013	2014	Thereafter	Total
	(In Thousands)
Less than 1.00%	$23,195	$-	$-	$-	$23,195
1.00% - 1.99%	77,369	17,898	10,099	-	105,366
2.00% - 2.99%	7,141	53,511	1,097	15,887	77,636
3.00% - 3.99%	1,734	590	6,973	12,503	21,800
4.00% - 4.99%	748	7,367	2,799	-	10,914
5.00% - 5.99%	11,797	5,529	-	-	17,326
Total certificate accounts	$121,984	$84,895	$20,968	$28,390	$256,237

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2011, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2011	$7,881	1.45%
March 31, 2012	7,423	1.82%
June 30, 2012	7,461	1.64%
September 30, 2012	16,031	1.83%
After September 30, 2012	58,625	2.37%
Total certificates of deposit with balances of $100,000 or more	$97,421	2.11%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy.  See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  There are no specific credit covenants associated with these borrowings.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At September 30, 2011, we had $570,000 in outstanding FHLB advances (as described below) and $123.1 million of additional FHLB advances available.  At such date, maturities of our outstanding advances range from one month to six years.  We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

The following table shows certain information regarding borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2011	2010	2009
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$591	$16,676	$24,243
Maximum amount outstanding at any month-end during the period	611	25,304	47,694
Balance outstanding at end of period	570	615	19,659
Average interest rate during the period	1.02%	4.47%	3.53%
Weighted average interest rate at end of period	1.02%	1.02%	4.35%

We have six FHLB advances made under a community housing program in which we participate. Four of the FHLB advances amortize over the period to maturity.  Three of these advances are at an interest rate of 3.0% and one is at 2.0%.  The other two FHLB advances bear a 0% interest rate.  The total of these six FHLB advances is $570,000.  As of September 30, 2011, there were no advances from the FHLB which are not part of the community housing program.

Subsidiaries

        The Company has only one direct subsidiary: Prudential Savings Bank.  The Bank’s sole subsidiary as of September 30, 2011 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities.  As of September 30, 2011, PSB had assets of $107.4 million primarily consisting of mortgage-backed and investment securities.  We may consider the establishment of one or more additional subsidiaries in the future.

Employees

        At September 30, 2011, we had 66 full-time employees, and four part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

REGULATION
General

Prudential Savings Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, (“FDIC”), and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test Prudential Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on Prudential Bancorp, Prudential Savings Bank and Prudential Mutual Holding Company and their operations.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or the United States Congress, could have a material impact on us and the Company’s operations.

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

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Prudential Savings Bank, Prudential Mutual Holding Company and Prudential Bancorp. All of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Savings Bank:

●
A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Prudential Savings Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for non-interest-bearing transaction accounts extended through December 31, 2012.

●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

●
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

●	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission is to be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

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

Insurance of Accounts.  The deposits of Prudential Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.  Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Financial institutions could have opted out of either or both of these programs. We did not opt out of the temporary liquidity guarantee program.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the FDIC collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of September 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was an additional expense of $232,000.

In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $2.5 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

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

The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks. An additional cushion of at least 100 basis points is required for all other state-chartered, non-member banks, which effectively increases their minimum Tier I leverage ratio to 4.0% or more. Under the FDIC’s regulation, the most highly rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

Prudential Savings Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2011, Prudential Savings Bank’s capital ratios exceeded each of its capital requirements.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At September 30, 2011, Prudential Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and Prudential Savings Bank’s capital position relative to its regulatory capital requirements at September 30, 2011.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$55,199	11.06%	$19,961	4.0%	N/A	N/A
Bank	51,051	10.23	19,961	4.0	$24,951	5.0%
Tier 1 capital (to risk-weighted assets)
Company	55,199	25.54	8,645	4.0	N/A	N/A
Bank	51,051	23.62	8,645	4.0	12,968	6.0
Total capital (to risk-weighted assets)
Company	57,909	26.79	17,290	8.0	N/A	N/A
Bank	53,761	24.87	17,290	8.0	21,613	10.0

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

Anti-Money Laundering.  Federal anti-money laundering rules impose various requirements on financial institutions to prevent the use of the U.S. financial system to fund terrorist activities. These provision include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Prudential Savings Bank has established policies and procedures to ensure compliance with the federal anti-money laundering provisions.

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

As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2011, Prudential Savings Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2011, Prudential Savings Bank was in compliance with these reserve requirements.

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

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it has been the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.  The 2010 regulatory reform included a provision that directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

The Federal Reserve Board has determined by regulation that certain activities are closely related to banking including operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services.  Moreover, as discussed below, certain other activities are permissible for a bank holding company that becomes a financial holding company.

Financial Holding Companies.  Bank holding companies may also engage in a broad range of activities under a type of financial services company known as a “financial holding company.”  A financial holding company essentially is a bank holding company with significantly expanded powers.  Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities.  The Federal Reserve Board and the Treasury Department are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating.  A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.  Prudential Bancorp and Prudential Mutual Holding Company have not submitted notices to the Federal Reserve Board of their intent to be deemed financial holding companies.  However, they are not precluded from submitting a notice in the future should they wish to engage in activities only permitted to financial holding companies.

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

        Dividend Waivers By Prudential Mutual Holding Company. Prudential Mutual Holding Company is subject to the Federal Reserve Board policies regarding the waiver of dividends.  While, as described below, those policies do not prohibit the waiver of dividends, it has not been the practice of the Federal Reserve Board to approve such waivers.  Moreover, as a result of 2010 financial reform, the Federal Reserve Board now has jurisdiction over mutual holding company organizations previously under the jurisdiction of the Office of Thrift Supervision (“OTS”).  Those OTS-regulated mutual holding companies routinely received OTS approval to waive dividends.  However, the regulations promulgated by the Federal Reserve Board implementing the 2010 financial reform regarding such waivers includes requirements adopted to address conflict of interest concerns and likely will result in significantly fewer mutual holding companies waiving dividends in the future.  In connection with its approval of the 2005 reorganization, the Federal Reserve Board imposed certain conditions on the waiver by Prudential Mutual Holding Company of dividends paid on the common stock by Prudential Bancorp including requiring that Prudential Mutual Holding Company obtain the prior approval of the Federal Reserve Board before Prudential Mutual Holding Company may waive any dividends from Prudential Bancorp.  The Federal Reserve Board approval of the 2005 reorganization also required that the amount of any dividends waived by Prudential Mutual Holding Company will not be available for payment to the public stockholders of Prudential Bancorp (i.e., shareholders except for Prudential Mutual Holding Company) and that such amounts will be excluded from Prudential Bancorp’s capital for purposes of calculating dividends payable to the public shareholders.  Moreover, Prudential Savings Bank would be required to maintain the cumulative amount of dividends waived by Prudential Mutual Holding Company in a restricted capital account that would be added to the liquidation account established in the reorganization.  This amount would not be available for distribution to public stockholders.  The restricted capital account and liquidation account amounts would not be reflected in Prudential Savings Bank’s financial statements, but would be considered as a notational or memorandum account of Prudential Savings Bank.  These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Pennsylvania Banking Department and the plan of reorganization.  The plan of reorganization also provides that if Prudential Mutual Holding Company converts to stock form in the future (commonly referred to as a second step reorganization), any waived dividends would reduce the percentage of the converted company’s shares of common stock issued to public shareholders in connection with any such transaction.

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

TAXATION

Federal Taxation

General.  Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  As of September 30, 2011, the Internal Revenue Service is in the process of conducting an audit of the Company’s tax returns for the year ended September 30, 2010.  The federal and state income tax return for taxable years through September 30, 2007 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2011, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation.  Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2011 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2011.  All the offices are owned by us with the exception of the Old City Branch.

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits
			(In Thousands)
Main Office	Owned	N/A	$405	$219,828
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch	Owned	N/A	6	22,531
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch	Owned	N/A	18	40,178
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch	Owned	N/A	216	55,832
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch	Owned	N/A	47	43,382
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch	Owned	N/A	84	42,034
601 Morgan Avenue
Drexel Hill, PA 19026-3105

Old City Branch	Leased	May 2015	240	12,229
28 North 3rd Street
Philadelphia, PA 19106-2108

Total			$1,016	$436,014

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

Item 4.  (Removed and Reserved)

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”.  At December 1, 2011, there were approximately 270 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for fiscal 2011 and 2010

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2011	$6.29	$5.05	$0.00
June 30, 2011	8.00	5.60	0.00
March 31, 2011	7.95	6.05	0.05
December 31, 2010	7.33	5.50	0.05

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2010	$7.90	$5.52	$0.05
June 30, 2010	8.55	5.52	0.05
March 31, 2010	10.25	7.60	0.05
December 31, 2009	10.45	9.06	0.05

 (b)             Not applicable

(c)            There were no repurchases of common stock by the Company or Prudential Mutual Holding Company for the quarter ended September 30, 2011.

Item 6.    Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp.

	At September 30,
	2011	2010	2009	2008 (1)	2007 (1)
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$499,537	$529,080	$514,761	$489,537	$474,399
Cash and cash equivalents	53,829	66,524	13,669	9,454	12,269
Investment and mortgage-backed securities:
Held-to-maturity	108,956	112,673	160,126	163,303	180,316
Available-for-sale	75,370	72,425	62,407	55,106	46,892
Loans receivable, net	240,511	255,091	256,694	243,969	219,149
Deposits	436,014	464,455	432,374	376,830	354,038
FHLB advances	570	615	19,659	31,701	33,743
Total stockholders' equity, substantially restricted	57,452	56,999	55,857	68,487	80,558
Banking offices	7	7	7	7	7
	Year Ended September 30,
	2011	2010	2009	2008 (1)	2007 (1)
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$21,685	$25,109	$27,386	$26,408	$26,907
Total interest expense	7,097	9,416	12,942	14,654	14,784
Net interest income	14,588	15,693	14,444	11,754	12,123
Provision for loan losses	4,630	1,110	1,403	1,084	395
Net interest income after provision for loan losses	9,958	14,583	13,041	10,670	11,728
Total non-interest income (charges)	938	387	(2,452)	(5,285)	1,046
Total non-interest expense	10,996	10,794	11,065	8,753	7,973
(Loss) income before income taxes	(100)	4,176	(476)	(3,368)	4,801
Income tax (benefit) expense	(212)	1,046	350	762	1,393
Net income (loss)	$112	$3,130	$ (826)	$(4,130)	$3,408
Basic earnings (loss) per share	$0.01	$0.33	$(0.08)	$(0.38)	$0.30
Diluted earnings (loss) per share	$0.01	$0.32	$(0.08)	$(0.38)	$0.30
Dividends paid per common share	$0.10	$0.20	$0.20	$0.20	$0.20

Selected Operating Ratios(2):
Average yield earned on interest-earning assets	4.42%	5.08%	5.64%	5.75%	5.92%
Average rate paid on interest-bearing liabilities	1.58	2.06	2.95	3.73	3.93
Average interest rate spread(3)	2.84	3.02	2.69	2.02	1.99
Net interest margin(3)	2.97	3.17	2.97	2.56	2.67
Average interest-earning assets to average interest-bearing liabilities	109.41	108.04	110.64	116.77	120.64
Net interest income after provision for loan losses to non-interest expense	90.55	135.73	117.86	121.60	147.10
Total non-interest expense to average assets	2.15	2.07	2.17	1.88	1.70
Efficiency ratio(4)	70.83	67.13	92.27	135.31	60.54
Return on average assets	0.02	0.60	(0.16)	(0.89)	0.72
Return on average equity	0.20	5.58	(1.32)	(5.12)	4.01
Average equity to average assets	10.90	10.78	12.28	15.86	18.06
				(Footnotes on next page)

	At or For the Year Ended September 30,
	2011	2010	2009	2008 (1)	2007 (1)
Asset Quality Ratios(5):
Non-performing loans as a percent of total loans receivable(6)	5.25%	1.36%	0.77%	1.65%	1.18%
Non-performing assets as a percent of total assets(6)	2.98	1.26	1.09	1.13	0.55
Allowance for loan losses as a percent of non-performing loans	26.63	90.57	137.77	39.42	38.97
Net charge-offs to average loans receivable	1.90	0.30	0.10	0.21	--

Capital Ratios(5):
Tier 1 leverage ratio
Company	11.06%	10.27%	10.86%	14.49%	16.99%
Bank	10.23	9.46	9.99	13.14	15.43
Tier 1 risk-based capital ratio
Company	25.54%	23.12%	24.59%	31.20%	37.69%
Bank	23.62	21.28	22.61	28.74	34.02
Total risk-based capital ratio
Company	26.79%	24.37%	25.79%	31.92%	38.24%
Bank	24.87	22.53	23.81	29.46	34.57

(1)	Amounts for 2007 and 2008 were restated during the 2009 period.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

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

(6)
Non-performing assets consist of non-performing loans and real estate owned.  Non-performing loans consist of all loans 90 days or more past due and loans in excess of 90 days delinquent and still accruing interest.  It is our policy to cease accruing interest on all loans 90 days or more past due.  Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2011, we had total assets of $499.5 million, including $240.5 million in net loans and $184.3 million of investment and mortgage-backed securities, total deposits of $436.0 million and total stockholders’ equity of $57.5 million.

 The market dislocations experienced in the financial market beginning in 2007 have continued through 2011.  One of the primary sources of the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not suffered the wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the local economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration in the 2011 period necessitated large charge-offs and loan loss provision expense.

The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

Despite the current market and economic conditions, the Company continues to maintain capital well in excess of regulatory requirements.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and modifications;
●	Nature and volume of loans;
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;
●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments;
●	Quality of the Company’s loan review system and degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2011 or 2010.

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

Recent Accounting Pronouncements

The information required by this item is included in Note 2 to the Consolidated Financial Statements set forth in Item 8 hereto.

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

Commitments

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2011.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	To	1-3	4-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$676	$676	$-	$-	$-
Lines of credit (1)	7,806	-	-	-	7,806
Undisbursed portions of loans in process (2)	3,773	1,709	946	1,118	-
Commitments to originate loans	7,178	7,178	-	-	-
Total commitments	$19,433	$9,563	$946	$1,118	$7,806

(1)	The majority of available lines of credit are for home equity loans.
(2)	Includes participation interests sold to other financial institutions totaling $118,000; Prudential Savings Bank will fund such amount and be reimbursed by the participants.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2011.
		Payments Due By Period
		To	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$256,237	$121,984	$105,863	$28,390	$-
FHLB advances(1)	570	64	166	340	-
Total long-term debt	256,807	122,048	106,029	28,730	-
Advances from borrowers for taxes and insurance	1,090	1,090	-	-	-
Operating lease obligations	286	78	156	52	-
Total contractual obligations	$258,183	$123,216	$106,185	$28,782	$-

(1)	Does not include interest due annually on FHLB advances.

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

		Year Ended September 30,
		2011			2010			2009
	Yield/Rate at			Average			Average			Average
	September 30,	Average		Yield/	Average		Yield/	Average		Yield/
	2011	Balance	Interest	Rate(1)	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in Thousands)
Interest-earning assets:
Investment securities	2.74%	$107,065	$3,569	3.33%	$117,655	$5,431	4.62%	$126,922	$6,189	4.88%
Mortgage-backed securities	4.55%	89,666	4,300	4.80%	92,294	4,721	5.12%	92,676	5,907	6.37%
Loans receivable(1)	5.50%	246,188	13,724	5.57%	254,781	14,914	5.85%	253,278	15,168	5.99%
Other interest-earning assets	0.25%	47,918	92	0.19%	29,543	43	0.15%	12,783	122	0.95%
Total interest-earning assets	4.21%	490,837	21,685	4.42%	494,273	25,109	5.08%	485,659	27,386	5.64%
Non-interest-earning assets		21,210			26,092			23,572
Total assets		$512,047			$520,365			$509,231
Interest-bearing liabilities:
Savings accounts	0.29%	$69,741	$695	1.00%	$69,363	$1,224	1.76%	$65,392	$1,525	2.33%
Checking and money market accounts	0.61%	105,046	779	0.74%	105,724	1,119	1.06%	96,806	1,863	1.92%
Certificate accounts	2.06%	271,758	5,612	2.07%	264,082	6,321	2.39%	247,791	8,585	3.46%
Total deposits	1.44%	446,545	7,086	1.59%	439,169	8,664	1.97%	409,989	11,973	2.92%
FHLB advances	1.02%	591	6	1.02%	16,676	746	4.47%	27,243	962	3.53%
Real estate tax escrow accounts	0.25%	1,477	5	0.34%	1,638	6	0.37%	1,740	7	0.40%
Other interest-bearing liabilities	-	-	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	1.44%	448,613	7,097	1.58%	457,483	9,416	2.06%	438,972	12,942	2.95%
Non-interest-bearing liabilities		7,624			6,794			7,712
Total liabilities		456,237			464,277			446,684
Stockholders’ Equity		55,810			56,088			62,547

Total liabilities and Stockholders’ Equity		$512,047			$520,365			$509,231
Net interest-earning assets		$42,224			$36,790			$46,687

Net interest income; interest rate spread	2.77%		$14,588	2.84%		$15,693	3.02%		$14,444	2.69%
Net interest margin (2)				2.97%			3.17%			2.97%

Average interest-earning assets to average interest-bearing liabilities				109.41%			108.04%			110.64%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2011 vs. 2010				2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/	Total Increase	Rate	Volume	Rate/	Total Increase
			Volume	(Decrease)			Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$(1,509)	$(489)	$135	$(1,863)	$(330)	$(452)	$24	$(758)
Mortgage-backed securities	(295)	(134)	8	(421)	(1,166)	(24)	4	(1,186)
Loans receivable, net	(711)	(503)	24	(1,190)	(342)	90	(2)	(254)
Other interest-earning assets	14	27	9	50	(103)	160	(136)	(79)
Total interest income	(2,501)	(1,099)	176	(3,424)	(1,941)	(226)	(110)	(2,277)
Interest expense:
Savings accounts	(533)	7	(3)	(529)	(371)	93	(23)	(301)
Checking accounts
(interest-bearing and
non-interest bearing)	(335)	(7)	2	(340)	(838)	172	(78)	(744)
Certificate accounts	(868)	184	(25)	(709)	(2,654)	564	(174)	(2,264)
Total deposits	(1,736)	184	(26)	(1,578)	(3,863)	829	(275)	(3,309)
FHLB advances	(577)	(720)	557	(740)	257	(373)	(100)	(216)
Other interest-bearing
liabilities	-	(1)	-	(1)	(1)	-	-	(1)
Total interest expense	(2,313)	(537)	531	(2,319)	(3,607)	456	(375)	(3,526)
Increase (decrease) in net interest income	$(188)	$(562)	$(355)	$(1,105)	$1,666	$(682)	$265	$1,249

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

At September 30, 2011, the Company had total assets of $499.5 million, a decrease of $29.5 million from $529.1 million at September 30, 2010.  The decrease was primarily attributable to decreases of $12.7 million in cash and cash equivalents and $14.6 million in net loans during fiscal 2011.  The decline in the loan portfolio reflected in large part the $18.4 million decline in the construction and land development loan portfolio due in part to Prudential Bancorp’s efforts to reduce its exposure in this line of lending in response to the continued deterioration of the real estate market in the Philadelphia area as well as the charge-offs taken during fiscal 2011.

Total liabilities decreased $30.0 million to $442.1 million at September 30, 2011 from $472.1 million at September 30, 2010.  The decrease was primarily the result of a $28.4 million decrease in deposits, primarily certificates of deposit, as we have priced certificates at a level to achieve a balance between maintaining the desired level of liquidity and monitoring our interest rate spread and margin.

Stockholders’ equity increased by $453,000 to $57.5 million at September 30, 2011 from $57.0 million at September 30, 2010.  The increase reflected the effect of vesting associated with the Company’s stock benefit plans of $774,000 combined with an increase in the market value of available for sale securities, net of tax, of $581,000 and the recognition of net income of $112,000.  These increases were partially offset by payment of dividends totaling $964,000 during the first two quarters of fiscal 2011.

Comparison of Operating Results for the Year Ended September 30, 2011 and September 30, 2010

General.  For the fiscal year ended September 30, 2011, the Company recognized net income of $112,000 as compared to net income of $3.1 million for the year ended September 30, 2010.  The reduction in earnings experienced for the fiscal year ended September 30, 2011 was due primarily to a substantial increase in the loan loss provision established during the second quarter of fiscal 2011 as declines in the collateral values related to two significant construction loans were recognized requiring significant provisions for loan losses to be established.

Net Interest Income.  For the year ended September 30, 2011, net interest income decreased $1.1 million or 7.0% to $14.6 million as compared to $15.7 million for fiscal 2010. The decrease was due to a $3.4 million or 13.6% decrease in interest income partially offset by a $2.3 million or 24.6% decrease in interest expense.  The decrease in interest income resulted primarily from a 66 basis point decrease to 4.42% in the weighted average yield earned on interest-earning assets.  Also contributing to the decrease was a $3.4 million or 0.7% decrease in the average balance of interest-earning assets.  The majority of the decline in the weighted average yield reflected the 129 basis point decline in the yield earned on the investment portfolio due to the reinvestment of the proceeds received from called investment securities at lower current market rates.  The decrease in interest expense resulted from a 48 basis point decrease to 1.58% in the weighted average rate paid on interest-bearing liabilities.  Also contributing to the decrease was an $8.9 million or 1.9% decrease in the average balance of interest-bearing liabilities for the year ended September 30, 2011, primarily due to the decline in FHLB advances, as compared to fiscal 2010.

Provision for Loan Losses.  For the year ended September 30, 2011, the Company established a $4.6 million provision for loan losses as compared to $1.1 million for fiscal 2010.  The increased level of provisions in the year ended September 30, 2011 reflected primarily the provisions established in connection with the recognition of declines in the value of collateral securing two construction development projects.  In addition, the level of the provisions reflected management’s ongoing review of the loan portfolio.  As a result of the increased charge-offs experienced during the first half of fiscal 2011 which related primarily to the two construction development projects, the increased level of non-performing loans and the continued deterioration of real estate values in the Company’s market area, management determined a significant additional provision was appropriate in the second quarter of fiscal 2011. The first project involves a $4.3 million construction loan secured by a 33-unit condominium project in Philadelphia.  During the second quarter of fiscal 2011, due to the lack of recent sales in the project combined with deterioration in real estate values in the market, in particular for condominiums, the Company made a determination to utilize the “bulk sale” appraised value of the remaining units in the project rather than the retail value.  This re-evaluation resulted in a charge-off of $2.6 million during the second quarter of fiscal 2011 of which $1.9 million was recognized as provision expense for the quarter ended March 31, 2011.   An additional charge-off of $241,000 was recognized on this project during the quarter ended September 30, 2011 as a subsequent appraisal indicated a further decline in value.  The second project involves an aggregate of $1.8 million in loans secured by the seven unsold units associated with a 17-unit townhouse project in Philadelphia.  Based on both the decline in the value of the collateral securing the project and the lack of sales, Prudential Bancorp determined to charge off $1.5 million of which $1.1 million was recognized as provision expense during the quarter ended March 31, 2011.  The allowance for loan losses totaled $3.4 million, or 1.4% of total loans and 26.6% of non-performing loans at September 30, 2011.

Non-interest income.  Non-interest income amounted to $938,000 for the year ended September 30, 2011, compared with $387,000 for fiscal 2010.  The improvement compared to fiscal 2010 was due to the reduced level of other than temporary impairment (“OTTI”) charges related to non-agency mortgage securities received in connection with the Company’s redemption in kind of its entire investment in a mutual fund. The decline in the amount of losses recognized between the 2010 and 2011 periods reflected the decline in the amount of the OTTI related to the non-agency mortgage-backed securities as the markets for such securities stabilized in the 2011 periods.  Also contributing to the increase in the quarter and year ended September 30, 2011 was the receipt of $260,000 received in conjunction with the settlement of litigation in which the Company was a plaintiff.

Non-interest Expense.  For the year ended September 30, 2011, non-interest expense increased $202,000 to $11.0 million for the year ended September 30, 2011 compared to fiscal 2010.  The increase was primarily due to increases in salaries and employee benefits expense.

Income Tax Expense.  The Company recorded an income tax benefit of $212,000 for the year ended September 30, 2011 compared to income tax expense of $1.0 million for the year ended September 30, 2010.  Income tax expense decreased in the 2011 periods in part due to the reduction in the valuation allowance recognized related to the capital loss carryforward created in connection with the mutual fund redemption in kind referenced above.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2011, our cash and cash equivalents amounted to $53.8 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $75.4 million at September 30, 2011.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2011, we had certificates of deposit maturing within the next 12 months amounting to $122.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals.  There were no deposits as of September 30, 2011 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  At September 30, 2011, we had $570,000 in outstanding FHLB advances and we had the ability to borrow up to $123.1 million in additional FHLB advances. A borrowing line of credit has also been established with the Federal Reserve Bank.  In addition, the Company has the ability to generate brokered certificates of deposit.

Upon review of its capital position and business operations, the Company has chosen to repurchase a significant amount of its capital stock in order to enhance shareholder value.  As of September 30, 2011 the Company has repurchased 2,540,255 shares, or $31.6 million in treasury stock since May 2005.  However, no purchases have been affected since the quarter ended March 31, 2011 in order to preserve capital in light of the Company’s asset quality situation.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The consolidated financial statements, accompanying notes, and related financial data of Prudential Bancorp presented in Item 8, Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.5% to 24.5%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 28.6%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$25,075	$28,066	$27,722	$19,226	$80,823	$180,912
Loans receivable(2)	28,440	45,931	88,728	42,142	38,070	243,311
Other interest-earning assets (3)	53,908	-	-	-	-	53,908
Total interest-earning assets	$107,423	$73,997	$116,450	$61,368	$118,893	$478,131

Interest-bearing liabilities:
Savings accounts	2,164	4,817	9,465	8,685	45,465	70,596
Checking and money market accounts	4,126	12,380	24,661	18,365	45,801	105,333
Certificate accounts	27,453	94,532	105,863	28,390	-	256,238
FHLB advances	59	158	13	340	-	570
Real estate tax escrow accounts	1,090	-	-	-	-	1,090
Other interest-bearing liabilities
Total interest-bearing liabilities	$34,892	$111,887	$140,002	$55,780	$91,266	$433,827

Interest-earning assets less interest-bearing liabilities	$72,531	($37,890)	($23,552)	$5,588	$27,627	$44,304

Cumulative interest-rate sensitivity gap(4)	$72,531	$34,641	$11,089	$16,677	$44,304

Cumulative interest-rate gap as a percentage of total assets at September 30, 2011	14.52%	6.93%	2.22%	3.34%	8.87%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2011	307.87%	123.60%	103.87%	104.87%	110.21%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of September 30, 2011 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$53,216	$(27,781)	-34.30%	11.70%	-4.15%
200	$64,550	$(16,447)	-20.31%	13.59%	-2.26%
100	$76,327	$(4,670)	-5.77%	15.38%	-0.47%
Static	$80,997	$-	---	15.85%	---
(100)	$77,049	$(3,948)	-4.87%	14.92%	-0.93%
(200)	$76,959	$(4,038)	-4.99%	14.73%	-1.12%
(300)	$79,151	$(1,846)	-2.28%	14.95%	-0.90%

At September 30, 2010, the Company’s NPV was $80.3 million or 14.86% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $71.0 million or 12.28% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was an increase of 258 basis points.

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

Item 7A.  Quantitative and Qualitative  Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prudential Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and comprehensive income and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary as of September 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
December 23, 2011

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2011	2010
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,808	$3,649
Interest-bearing deposits	51,021	62,875

Total cash and cash equivalents	53,829	66,524

Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2011, $71,955; September 30, 2010, $69,891)	75,370	72,425
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2011, $112,721; September 30, 2010, $116,594)	108,956	112,673
Loans receivable—net of allowance for loan losses (September 30, 2011, $3,364; September 30, 2010, $3,151)	240,511	255,091
Accrued interest receivable	2,026	2,669
Real estate owned	2,268	3,197
Federal Home Loan Bank stock—at cost	2,887	3,545
Office properties and equipment—net	1,816	2,069
Bank owned life insurance	6,180	5,990
Deferred income taxes, net	3,211	1,762
Prepaid expenses and other assets	2,483	3,135
TOTAL ASSETS	$499,537	$529,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$3,847	$2,570
Interest-bearing	432,167	461,885
Total deposits	436,014	464,455
Advances from Federal Home Loan Bank	570	615
Accrued interest payable	2,420	3,361
Advances from borrowers for taxes and insurance	1,090	1,115
Accrued dividend payable	-	502
Accounts payable and accrued expenses	1,991	2,033

Total liabilities	442,085	472,081

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750; outstanding - 10,023,495 at September 30, 2011: 10,031,472 at September 30, 2010	126	126
Additional paid-in capital	54,078	53,528
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,011)	(3,234)
Treasury stock, at cost: 2,540,255 shares at September 30, 2011; 2,532,278 shares at September 30, 2010	(31,625)	(31,576)
Retained earnings (substantially restricted)	35,631	36,483
Accumulated other comprehensive income	2,253	1,672

Total stockholders’ equity	57,452	56,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,537	$529,080

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$13,724	$14,914
Interest on mortgage-backed securities	4,300	4,721
Interest and dividends on investments	3,569	5,431
Interest on interest-bearing deposits	92	43

Total interest income	21,685	25,109

INTEREST EXPENSE:
Interest on deposits	7,091	8,670
Interest on borrowings	6	746

Total interest expense	7,097	9,416

NET INTEREST INCOME	14,588	15,693

PROVISION FOR LOAN LOSSES	4,630	1,110

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,958	14,583

NON-INTEREST INCOME:
Gain on sale of mortgage-backed securities available for sale	15	-
Fees and other service charges	459	493

Total other-than-temporary impairment losses	(277)	(597)
Portion of loss recognized in other comprehensive income, before taxes	73	37
Net impairment losses recognized in earnings	(204)	(560)

Other	668	454

Total non-interest income	938	387

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,607	5,430
Data processing	459	505
Professional services	716	649
Office occupancy	396	402
Depreciation	342	355
Payroll taxes	280	279
Director compensation	308	296
Federal Deposit Insurance Corporation premiums	850	809
Real estate owned expense	298	414
Other	1,740	1,655

Total non-interest expenses	10,996	10,794

(LOSS) INCOME BEFORE INCOME TAXES	(100)	4,176

INCOME TAXES:
Current	1,536	1,528
Deferred benefit	(1,748)	(482)

Total	(212)	1,046

NET INCOME	$112	$3,130

BASIC INCOME PER SHARE	$0.01	$0.33

DILUTED INCOME PER SHARE	$0.01	$0.32

DIVIDENDS PER SHARE	$0.10	$0.20

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income
	(Dollars in Thousands)

BALANCE, SEPTEMBER 30, 2009	$126	$52,938	$(3,457)	$(28,652)	$35,293	$(391)	$55,857

Comprehensive income:

Net income					3,130		3,130	$3,130

Net unrealized holding gain on available for sale securities arising during the period, net of income tax $872						1,693	1,693	1,693

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $190						370	370	370

Comprehensive income								$5,193

Cash dividends ($0.20 per share)					(1,940)		(1,940)

Treasury stock purchased (300,394 shares)				(2,924)			(2,924)

Execss tax benefit from stock compensation		109					109

Stock option expense		218					218

Recognition and Retention Plan expense		300					300

ESOP shares committed to be released (22,620 shares)		(37)	223				186

BALANCE, SEPTEMBER 30, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive income:

Net income					112		112	112

Net unrealized holding gain on available for sale securities arising during the period, net of income tax $230						456	456	456

Reclassification adjustment for gains recognized in earnings net of tax benefit of $5						(10)	(10)	(10)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $69						135	135	135

Comprehensive income								$693

Cash dividends ($0.10 per share)					(964)		(964)

Treasury stock purchased (7,977 shares)				(49)			(49)

Execss tax benefit from stock compensation		95					95

Stock option expense		220					220

Recognition and Retention Plan expense		319					319

ESOP shares committed to be released (22,620 shares)		(84)	223				139

BALANCE, SEPTEMBER 30, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$112	$3,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,630	1,110
Depreciation	342	355
Net accretion of premiums/discounts	(334)	(407)
Income from bank owned life insurance	(190)	(204)
Accretion of deferred loan fees	(122)	(148)
Compensation expense of ESOP	139	186
Loss on sale of real estate owned	135	-
Gain on sale of mortgage-backed securities	(15)	-
Impairment charge on investment and mortgage-backed securities	204	560
Impairment charge on real estate owned	77	18
Share-based compensation expense	634	627
Deferred income tax benefit	(1,748)	(482)
Excess tax benefit related to stock compensation	(95)	(109)
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	(42)	330
Accrued interest payable	(941)	(102)
Prepaid expenses and other assets	652	(1,855)
Accrued interest receivable	643	636
Net cash provided by operating activities	4,081	3,645
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(106,956)	(62,986)
Purchase of investment and mortgage-backed securities available for sale	(24,609)	(23,845)
Principal collected on loans	52,914	52,456
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	110,702	110,483
Available for sale	22,555	16,748
Loans originated or acquired	(43,303)	(53,507)
Proceeds from redemption of Federal Home Loan Bank stock	658	-
Proceeds from sale of mortgage-backed securities	105	-
Proceeds from sale of real estate owned	1,178	2,100
Purchases of equipment	(89)	(433)
Net cash provided by investing activities	13,155	41,016
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	5,412	2,178
Net (decrease) increase in certificates of deposit	(33,853)	29,903
Repayment of borrowing from Federal Home Loan Bank	(45)	(19,044)
Decrease in advances from borrowers for taxes and insurance	(25)	(99)
Cash dividends paid	(1,466)	(1,929)
Excess tax benefit related to stock compensation	95	109
Purchase of treasury stock	(49)	(2,924)
Net cash (used in) provided by financing activities	(29,931)	8,194
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,695)	52,855

CASH AND CASH EQUIVALENTS—Beginning of year	66,524	13,669

CASH AND CASH EQUIVALENTS—End of year	$53,829	$66,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$8,038	$9,518

Income taxes paid	$1,325	$1,631

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$461	$1,692

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area.  The Bank’s primary federal banking regulator is the Federal Deposit Insurance Corporation.  The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2011 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments.  As of September 30, 2011, PSB had assets of $106.2 million primarily consisting of investment and mortgage-backed securities.

The Company’s primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  The Company also conducts business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.

Prudential Mutual Holding Company (the “MHC”), a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2011, Prudential Mutual Holding Company owned 74.6% (7,478,062 shares) of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  In addition to the 6,910,062 shares of the Company received in connection with the reorganization in March 2005, the MHC was concurrently therewith initially capitalized with $100,000 in cash from the Bank.  Subsequent to the completion of the reorganization, the MHC has purchased 568,000 shares of the Company’s common stock from other shareholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation –The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses, the fair value of financial instruments, other than temporary impairment of securities and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of less than 90 days.

Investment Securities and Mortgage-Backed Securities—The Company classifies and accounts for debt and equity securities as follows:

Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings as of the trade date and determined using the adjusted cost of the specific security sold.

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

Loans Receivable— Lending consists of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans, and consumer loans and are stated at their unpaid principal balances net of unamortized net fees/costs.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for unearned income, the allowance for loan losses and any unamortized deferred fees or costs.  The Company defers all loan fees, net of certain direct loan origination costs. The balance is accreted into interest income as a yield adjustment over the life of the loan using the interest method.

Loan Origination and Commitment Fees—The Company defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—The Company recognizes interest on loans on the accrual basis. Income recognition is generally discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when loans are no longer 90 days or more delinquent.

Allowance for Loan Losses—  The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the Consolidated Statement of Financial Condition date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements.  The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap.  The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for  impaired loans is determined by the difference between the present value of the expected cash flows related to the loans, using the original interest rate, and their recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans and consumer loans are comprised of large groups of smaller balance homogeneous loans are evaluated for impairment collectively.  Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Unamortized Premiums and Discounts—Unamortized premiums and discounts on loans receivable, mortgage-backed securities and investment securities are amortized over the estimated average lives of the loans or securities purchased using a method which approximates the interest method.

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of book value or the estimated fair value at the date of acquisition, less estimated selling costs, establishing a new cost basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense.  After foreclosure, a valuation is periodically performed by management and a write-down is recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value minus estimated costs to sell.

Federal Home Loan Bank of Pittsburgh (“FHLB”) Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

The Company is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2010, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2011 or 2010.

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

Cash Surrender Value of Life Insurance—The Company funds the policy premiums on the lives of certain directors of the Bank. The Bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of September 30, 2011.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million with a loan from the Company.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loan is repaid. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as additional paid-in capital.  As of September 30, 2011, the Company had allocated a total of 130,065 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The Company recognized compensation expense related to the ESOP of $128,000 and $167,000 for the years ended September 30, 2011 and 2010, respectively.

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

Treasury Stock – Common stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through September 30, 2011.  The repurchased shares held by the Company are available for general corporate purposes.  As of September 30, 2011, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. As of September 30, 2011, 7,478,062 shares were owned by the MHC and 2,540,255 shares had been repurchased by the Company and held as treasury stock which results in 2,545,433 shares being owned by public shareholders.

Comprehensive Income—The Company presents in the consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the years ended September 30, 2011 and 2010, the only components of comprehensive income were net income, unrealized holding gains, net of income tax expense on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

Income Taxes—  The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expense will not be required in future periods.

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about future taxable income and are consistent with the plans and estimates the Company uses to manage the business.  Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Advertising Costs—Advertising costs are expensed as incurred.  The Company recognized advertising expense of $425,000 and $432,000 for the years ended September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level three fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have an impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2011		2010
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$112	$112	$3,130	$3,130

Weighted average shares outstanding	9,542,298	9,542,298	9,613,353	9,613,353

Effect of CSEs	-	86,892	-	118,958

Adjusted weighted average shares used in earnings per share computation	9,542,298	9,629,190	9,613,353	9,732,311

Income per share - basic and diluted	$0.01	$0.01	$0.33	$0.32

Options to purchase 442,400 shares of common stock at an exercise price greater than the current market value were outstanding at September 30, 2011 and 2010, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

4.        INVESTMENT AND MORTGAGE-BACKED SECURITIES

   The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$87,708	$1,457	$(81)	$89,084
Mortgage-backed securities - U.S.
government agencies	21,248	2,389	-	23,637

Total securities held to maturity	$108,956	$3,846	$(81)	$112,721

Securities Available for Sale:
U.S. government and agency obligations	$9,360	$100	$(36)	$9,424
Mortgage-backed securities - U.S.
government agencies	57,340	4,243	-	61,583
Mortgage-backed securities - non-agency	5,249	29	(921)	4,357
Total debt securities	71,949	4,372	(957)	75,364

FHLMC preferred stock	6	-	-	6

Total securities available for sale	$71,955	$4,372	$(957)	$75,370

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$85,983	$1,831	$(12)	$87,802
Municipal obligations	475	-	-	475
Mortgage-backed securities - U.S. government agencies	26,215	2,102	-	28,317

Total securities held to maturity	$112,673	$3,933	$(12)	$116,594

Securities Available for Sale:
U.S. government and agency obligations	$9,995	$198	$-	$10,193
Mortgage-backed securities - U.S. government agencies	51,821	3,204	-	55,025
Mortgage-backed securities - non-agency	8,067	178	(1,046)	7,199
Total debt securities	69,883	3,580	(1,046)	72,417

FHLMC preferred stock	8	-	-	8

Total securities available for sale	$69,891	$3,580	$(1,046)	$72,425

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2011:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$(81)	$18,911	$-	$-	$(81)	$18,911

Total securities held to maturity	$(81)	$18,911	$-	$-	$(81)	$18,911

Securities Available for Sale:
U.S. government and agency obligations	$(36)	$4,961	$-	$-	$(36)	$4,961
Mortgage-backed securities - non-agency	(50)	1,108	(871)	2,663	(921)	3,771

Total securities available for sale	$(86)	$6,069	$(871)	$2,663	$(957)	$8,732

Total	$(167)	$24,980	$(871)	$2,663	$(1,038)	$27,643

The equity securities and U.S. government agency mortgage-backed securities were not in an unrealized loss position as of September 30, 2011.

Management has reviewed its investment securities and determined that for the year ended September 30, 2011 unrealized losses of $204,000 on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporary.

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

The following is a rollforward for the year ended September 30, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2010	$3,087

Additions for credit-related OTTI charges on previously unimpaired securities	7

Reductions for securities liquidated	(887)

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	197

Credit component of OTTI as of September 30, 2011	$2,404

U.S. government and agency obligations - The Company’s investments in the preceding table in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At September 30, 2011, securities in a gross unrealized loss for less than twelve months consisted of 9 securities having an aggregate depreciation of $117,000 or 0.1% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Mortgage-Backed Securities non-agency - This portfolio was acquired through the redemption-in-kind during 2008 of an investment in a mutual fund and includes 59 collateralized mortgage obligations (“CMO”) and MBS securities issued by large commercial financial institutions. For the year ended September 30, 2011 management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $277,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of September 30, 2011. Of the recorded charge, a total of $204,000 was concluded to be credit related and recognized currently in earnings and $73,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of September 30, 2011, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $921,000 in gross unrealized losses related to this portfolio, 24 securities had been in a loss position for longer than 12 months while 16 securities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2010:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$(12)	$5,988	$-	$-	$(12)	$5,988

Total securities held to maturity	$(12)	$5,988	$-	$-	$(12)	$5,988

Securities Available for Sale:
Mortgage-backed securities - non-agency	$(9)	$225	$(1,037)	$3,311	$(1,046)	$3,536

Total securities available for sale	(9)	225	(1,037)	3,311	(1,046)	3,536

Total	$(21)	$6,213	$(1,037)	$3,311	$(1,058)	$9,524

The equity securities, municipal obligations and U.S. government agency MBS were not in an unrealized loss position as of September 30, 2010.

Management has reviewed its investment securities and determined that for the year ended September 30, 2010 unrealized losses of $560,000 on a pre-tax basis for certain  securities in the non-agency MBS portfolio classified as available for sale were deemed other than temporary.  With respect to the $1.0 million in gross unrealized losses related to this portfolio at September 30, 2010, 29 securities had been in a loss position for longer than 12 months while six securities had been in a loss position for less than 12 months.  However, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell these securities.

The amortized cost and estimated fair value of U.S. agency and municipal obligations, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because of call provisions in the securities.  MBS were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty.

	September 30, 2011
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$11,000	$11,110	$-	$-
Due after five through ten years	49,960	50,658	2,999	3,098
Due after ten years	26,748	27,316	6,361	6,326

Total	$87,708	$89,084	$9,360	$9,424

	September 30, 2010
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$9,475	$9,491	$-	$-
Due after five through ten years	24,991	25,936	5,996	6,156
Due after ten years	51,992	52,850	3,999	4,037

Total	$86,458	$88,277	$9,995	$10,193

For the years ended September 30, 2011 and 2010, the Company realized gross gains of $15,000 and $-0-, respectively, and proceeds from the sale of non-agency mortgage-backed securities of $105,000 and $-0-, respectively.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2011	2010
	(Dollars in Thousands)
One-to four-family residential	$196,533	$197,164
Multi-family residential	5,723	4,006
Commercial real estate	21,175	19,710
Construction and land development	22,226	40,650
Commercial business	814	893
Consumer	613	595

Total loans	247,084	263,018

Undisbursed portion of loans-in-process	(3,773)	(5,366)
Deferred loan costs	564	590
Allowance for loan losses	(3,364)	(3,151)

Net	$240,511	$255,091

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2011 and 2010 is dependent, to a certain degree, on the local economy and real estate market.

The Company originates both adjustable and fixed interest rate loans. At September 30, 2011 and 2010, the Bank had $36.8 million and $47.7 million of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Wall Street Journal prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2011:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Total loans	$196,533	$5,723	$21,175	$22,226	$814	$613	$247,084
Individually evaluated for impairment	$7,652	$-	$545	$3,235	$-	$-	$11,432
Collectively evaluated for impairment	188,881	5,723	20,630	18,991	814	613	235,652

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all construction and land development loans and 90 plus days delinquent commercial real estate, multi-family residential and commercial business loans for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance for loan losses is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative when the proceeds to repay the loan are expected to come solely from the liquidation of collateral.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$7,652	$495	$-	$7,652	$8,402
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	545	545	545
Construction and land development	-	-	3,235	3,235	6,846
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total Loans	$7,652	$495	$3,780	$11,432	$15,793

The following table presents the average investment in impaired loans and related interest income recognized for the periods indicated:

	Year ended
	September 30,
	2011	2010
	(Dollars in Thousands)
Impaired loans with a valuation allowance	$7,652	$5,059
Impaired loans without a valuation allowance	$3,780	$-
Average recorded investment in impaired loans	$9,306	$2,191
Interest income recognized on an accrual basis on impaired loans	$189	$165
Interest income recognized on a cash basis on impaired loans	$267	$-

Federal regulations and our policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of the credit monitoring system.  Management currently classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized categories of “special mention”, “substandard” and “doubtful” within the Company’s risk rating system as of September 30, 2011.  The Company has no loans classified as “loss” at such date.

	Pass	Special Mention	Substandard	Doubtful	Total Loans
	(Dollars in Thousands)
Multi-family residential	$5,723	$-	$-	$-	$5,723
Commercial real estate	20,630	-	545	-	21,175
Construction and land development	11,917	3,901	6,408	-	22,226
Commercial business	814	-	-	-	814
Total Loans	$39,084	$3,901	$6,953	$-	$49,938

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based on delinquency status:

		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$186,219	$10,314	$196,533
Consumer	613	-	613
Total Loans	$186,832	$10,314	$197,146

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011:

	Current	30-89 Days Past Due	90 Days + Past Due	90 Days+ Past Due and Accruing	Total Past Due and Accruing	Total Loans	Non- Accrual
	(Dollars in Thousands)
One-to-four family residential	$190,822	$3,048	$2,663	$-	$3,048	$196,533	$10,314
Multi-family residential	5,723	-	-	-	-	5,723	-
Commercial real estate	20,272	358	545	-	358	21,175	545
Construction and land development	20,454	-	1,772	-	-	22,226	1,772
Commercial business	814	-	-	-	-	814	-
Consumer	613	-	-	-	-	613	-
Total Loans	$238,698	$3,406	$4,980	$-	$3,406	$247,084	$12,631

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  For each primary type of loan, management establishes a loss factor reflecting the estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  Management’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the  loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Management considers commercial real estate loans, multi-family residential loans, commercial business loans, and land acquisition, development and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial and multi-family residential real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they frequently involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event the Company makes an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Development and construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. All of these factors are considered as part of the underwriting, structuring and pricing of the loan.

The following schedule summarizes the changes in the allowance for loan losses:

	Year Ended September 30,
	2011	2010
	(Dollars in Thousands)

Balance, beginning of year	$3,151	$2,732
Provision for loan losses	4,630	1,110
Charge-offs	(4,417)	(691)
Recoveries	-	-

Balance, end of year	$3,364	$3,151

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011.  Activity in the allowance is presented for the year ended September 30, 2011:

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2010	$672	$4	$560	$1,909	$3	$1	$2	$3,151
Charge-offs	(750)	-	-	(3,667)	-	-	-	(4,417)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,729	3	(339)	3,239	-	-	(2)	4,630
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364

Individually evaluated for impairment	$495	$-	$-	$-	$-	$-	$-	$495
Collectively evaluated for impairment	1,156	7	221	1,481	3	1	-	2,869

For the year ended September 30, 2011, the Company established a $4.6 million provision for loan losses as compared to $1.1 million for fiscal 2010.  The increased level of provisions in the year ended September 30, 2011 reflected primarily the provisions established in connection with the recognition of declines in the value of collateral securing two construction development projects.  The first project involves a $4.3 million construction loan secured by a 33-unit condominium project in Philadelphia.  During the second quarter of fiscal 2011, due to the lack of recent sales in the project combined with deterioration in real estate values in the market, in particular for condominiums, the Company made a determination to utilize the “bulk sale” appraised value of the remaining units in the project rather than the retail value.  This re-evaluation resulted in a charge-off of $2.6 million during the second quarter of fiscal 2011 of which $1.9 million was recognized as provision expense.   An additional charge-off of $241,000 was recognized on this project during the fourth quarter of fiscal 2011 as a subsequent appraisal indicated a further decline in value of the collateral.  The second project involves an aggregate of $1.8 million in loans secured by the seven unsold units associated with a 17-unit townhouse project in Philadelphia.  Based on both the decline in the value of the collateral securing the project and the lack of sales, the Company determined to charge off $1.5 million of which $1.1 million was recognized as provision expense during the second quarter of fiscal 2011.  These increases in the provision were partially offset by a credit to provision expense related to commercial real estate loans as the amount of 90 day + delinquent loans decreased substantially during the year.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate.  No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table summarizes information in regards to troubled debt restructurings at September 30, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(Dollars in Thousands)
One-to-four family residential	5	$7,824	$7,652
Multi-family residential	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

At September 30, 2011, the Company had five one-to-four family residential loans classified as troubled debt restructurings.  These loans were all to the same borrower and are related to a 132-unit completed condominium project in Philadelphia.  There was a $113,000 decrease in interest income as a result of the restructuring.  These loans are have a specific allocation of $495,000 and are on non-accrual.  All of the troubled debt restructurings were changes in interest rates and no debt was forgiven.  At September 30, 2011, there were no troubled debt restructurings in default subsequent to the restructuring.

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2011	2010
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	3,519	3,430
Automobiles	144	144

Total	6,475	6,386
Accumulated depreciation	(4,659)	(4,317)

Total office properties and equipment,
net of accumulated depreciation	$1,816	$2,069

For the years ended September 30, 2011 and 2010, depreciation expense amounted to $342,000 and $355,000, respectively.

7.        DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Money market deposit accounts	$75,649	17.4%	$75,822	16.3%
Interest bearing checking accounts	29,658	6.8	26,072	5.6
Non-interest bearing checking accounts	3,847	0.9	2,570	0.6
Passbook, club and statement savings	70,623	16.2	69,901	15.1
Certificates maturing in six months or less	52,539	12.0	111,180	23.9
Certificates maturing in more than six months	203,698	46.7	178,910	38.5

Total	$436,014	100.0%	$464,455	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2011
(Dollars in Thousands)

One year or less	$121,984
One through two years	84,895
Two through three years	20,968
Three through four years	14,267
Four through five years	14,123

Total	$256,237

Certificates of deposit of $100,000 or more at September 30, 2011 and 2010 totaled approximately $97.4 million and $113.0 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2011	2010
	(Dollars in Thousands)
Checking and money market deposit accounts	$779	$1,119
Passbook, club and statement savings accounts	701	1,230
Certificate accounts	5,611	6,321
Total	$7,091	$8,670

8.        ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB totaled $570,000 and $615,000 at September 30, 2011 and 2010, respectively.  These advances were obtained in connection with the Bank’s participation in a community housing program ranging in maturity from fiscal years 2012 through 2015.

The advances are collateralized by all of the Federal Home Loan Bank stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.  At September 30, 2011, the Bank had the ability to obtain $123.1 million of additional FHLB advances.

9.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2011 and 2010 consists of the following:

	Year Ended September 30,
	2011	2010
	(Dollars in Thousands)

Current:
Federal	$1,536	$1,528
State	-	-
Total current taxes	1,536	1,528

Deferred income tax benefit	(1,748)	(482)
Total income tax (benefit) provision	$(212)	$1,046

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2011	2010
	(Dollars in Thousands)
Deferred tax assets:
Deposit premium	$69	$118
Allowance for loan losses	2,695	1,114
Real estate owned expenses	101	291
Non-accrual interest	128	-
Accrued vacation	78	59
Capital loss carryforward	1,986	1,873
Impairment loss	1,510	1,553
Post-retirement benefit plans	176	173
Split dollar life insurance	31	33
Employee benefit plans	345	298
Total deferred tax assets	7,119	5,512
Valuation allowance	(2,009)	(2,209)
Total deferred tax assets, net of valuation allowance	5,110	3,303

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,161	861
Property	545	478
Mortgage servicing	1	2
Deferred loan fees	192	200
Total deferred tax liabilities	1,899	1,541
Net deferred tax asset	$3,211	$1,762

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.0 million and $2.2 million at September 30, 2011 and 2010, respectively.  Based on the September 30, 2011 valuation of the deferred tax asset, the gross deferred asset related to impairment losses increased by $70,000 during fiscal 2011 while the corresponding valuation allowance decreased by $200,000, resulting in an income tax benefit of $270,000 corresponding to the increase in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2011		2010
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
	(Dollars in Thousands)
Tax at statutory rate	$(34)	(34.0)%	$1,420	34.0%
Adjustments resulting from:
Valuation allowance	(200)	(200.0)	(342)	(8.2)
Income from bank owned life insurance	(65)	(65.0)	(69)	(1.7)
Income from muncipal obligations	-	-	(13)	(0.3)
Employee benefit plans	84	84.0	54	1.3
Other	3	3.0	(4)	(0.1)

Income tax (benefit) expense per statements of income	$(212)	(212.0)%	$1,046	25.0%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Operations as a component of income tax expense.  As of September 30, 2011, the Internal Revenue Service is in the process of conducting an audit of the Company’s tax returns for the year ended September 30, 2010.  The Company’s federal and state income tax returns for taxable years through September 30, 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2011 and 2010, that the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2011:
Tier 1 capital (to average assets)
Company	$55,199	11.06%	$19,961	4.0%	N/A	N/A
Bank	51,051	10.23	19,961	4.0	$24,951	5.0%
Tier 1 capital (to risk-weighted assets)
Company	55,199	25.54	8,645	4.0	N/A	N/A
Bank	51,051	23.62	8,645	4.0	12,968	6.0
Total capital (to risk-weighted assets)
Company	57,909	26.79	17,290	8.0	N/A	N/A
Bank	53,761	24.87	17,290	8.0	21,613	10.0

September 30, 2010:
Tier 1 capital (to average assets)
Company	$55,327	10.27%	$21,541	4.0%	N/A	N/A
Bank	50,932	9.46	21,541	4.0	$26,926	5.0%
Tier 1 capital (to risk-weighted assets)
Company	55,327	23.12	9,573	4.0	N/A	N/A
Bank	50,932	21.28	9,573	4.0	14,359	6.0
Total capital (to risk-weighted assets)
Company	58,320	24.37	19,146	8.0	N/A	N/A
Bank	53,925	22.53	19,146	8.0	23,932	10.0

11.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. Information regarding the actuarial present values of vested and nonvested benefits and fair value of plan assets for the separate employers in the plan is not available. The expense relating to this plan for the years ended September 30, 2011 and 2010 was $730,000 and $722,000, respectively.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2011 and 2010.  The elimination of the expense reflected the Company’s decision to discontinue the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for a total cost of approximately $4.5 million.  The average purchase price was $9.86 per share.  As of September 30, 2011, the Company had allocated a total of 130,065 shares from the suspense account to participants and committed to release an additional 16,965 shares.  As of September 30, 2010 the Company had allocated a total of 107,445 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The expense relating to the ESOP for the years ended September 30, 2011 and 2010 was $128,000 and $167,000, respectively.

The Company maintains a Recognition and Retention Plan and Trust Agreement (“RRP”) which is administered by a committee of the Board of Directors of the Company.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases of shares are expected to be made by the RRP Trust under this plan.  During January 2009, grants covering 173,228 shares were awarded as part of the RRP.  An additional 5,654 shares were awarded during January 2010.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of September 30, 2011, 70,422 of the awarded shares had become fully vested and no shares subject to awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount per share equal to the fair value at the grant date. During the year ended September 30, 2011, approximately $390,000 was recognized in compensation expense for the RRP.  Tax benefits of $71,000 were recognized during the year ended September 30, 2011.    During the year ended September 30, 2010, approximately $387,000 was recognized in compensation expense for the RRP.  Tax benefits of $87,000 were recognized during the year ended September 30, 2010.    At September 30, 2011, approximately $892,000 additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2011 is presented in the following table:

	Year Ended September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	144,236	$11.11
Issued	-	-
Vested	(35,776)	11.12
Nonvested stock awards at the end of the period	108,460	$11.10

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock were approved for future issuance pursuant to the Stock Option Plan.  As of September 30, 2011, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of September 30, 2011, options covering 174,133 shares were vested and exercisable, while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2011 and changes during the year ended September 30, 2011 are presented below:

	Year Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	442,400	$11.12
Exercisable at the end of the period	174,133	$11.14

The weighted average remaining contractual term was approximately 7.25 years for options outstanding as of September 30, 2011.

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

During the year ended September 30, 2011, $244,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $24,000 was recognized during the year ended September 30, 2011.   During the year ended September 30, 2010, $242,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $23,000 was recognized during the year ended September 30, 2010.     At September 30, 2011, approximately $558,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 2.25 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2011, the Company had $7.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.125% to 7.25%. At September 30, 2010, the Company had $6.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.875% to 6.75%.

The aggregate undisbursed portion of loans-in-process amounted to $3.8 million and $5.4 million, respectively, at September 30, 2011 and 2010.

The Company also had commitments under unused lines of credit of $7.8 million and $6.9 million, respectively, and letters of credit outstanding of $676,000 at both September 30, 2011 and 2010.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2011, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

The Company leases certain property and equipment under non-cancelable operating leases.  Scheduled minimum payments are as follows for the fiscal years ended:

September 30,	Lease Obligation
(Dollars in Thousands)
2012	$78
2013	78
2014	78
2015	52
Total	$286

Rent expense for all operating leases was approximately $78,000 and $77,000 for fiscal years ending September 30, 2011 and 2010, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	September 30,
	2011		2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$53,829	$53,829	$66,524	$66,524
Investment and mortgage-backed securities held to maturity	108,956	112,721	112,673	116,594
Investment and mortgage-backed securities available for sale	75,370	75,370	72,425	72,425
Loans receivable, net	240,511	248,382	255,091	262,777
Accrued interest receivable	2,026	2,026	3,197	3,197
Federal Home Loan Bank stock	2,887	2,887	3,545	3,545
Bank owned life insurance	6,180	6,180	5,990	5,990

Liabilities:
Checking accounts	33,505	33,505	28,642	28,642
Money market deposit accounts	75,649	75,649	75,822	75,822
Passbook, club and statement savings accounts	70,623	70,623	69,901	69,901
Certificates of deposit	256,237	262,489	290,090	296,087
Advances from Federal Home Loan Bank	570	570	615	614
Accrued interest payable	2,420	2,420	3,361	3,361

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

Commitments to Extend Credit and Letters of Credit—The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The fair value approximates the recorded deferred fee amounts, which are not significant.

14.	FAIR VALUE MEASUREMENTS

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and September 30, 2010, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The Company follows a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the financial services industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities.

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2011 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$9,424	$-	$9,424
Mortgage-backed securities - U.S. Government agencies	-	61,583	-	61,583
Mortgage-backed securities - non-agency	-	4,357	-	4,357
FNMA and FHLMC preferred stock	6	-	-	6
Total	$6	$75,364	$-	$75,370

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2010 are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$10,193	$-	$10,193
Mortgage-backed securities - U.S. Government agencies	-	55,025	-	55,025
Mortgage-backed securities - non-agency	-	7,199	-	7,199
FNMA and FHLMC preferred stock	8	-	-	8
Total	$8	$72,417	$-	$72,425

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

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement Specific reserves were calculated for impaired loans with carrying amounts totaling $11.4 million at September 30, 2011. The collateral underlying these loans had a fair value of $10.9 million resulting in specific reserves in the allowance for loan losses of $495,000.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell and would be categorized as Level 2 measurement.  Thus the evaluations  are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement.

 Summary of Non-Recurring Fair Value Measurements

	At September 30, 2011
	(In Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,937	10,937
Real estate owned	-	2,268	-	2,268
Total	$-	$2,268	$10,937	$13,205

	At September 30, 2010
	(In Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$4,249	$-	4,249
Real estate owned	-	3,197	-	3,197
Total	$-	$7,446	$-	$7,446

15.           PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
At September 30,	2011	2010
	(Dollars in Thousands)
Assets:
Cash	$500	$1,062
ESOP loan receivable	3,521	3,689
Investment in Bank	53,304	52,604
Other assets	127	146
Total assets	$57,452	$57,501

Liabilities:
Accrued dividend payable	$-	$502
Total liabilities	-	502

Stockholders’ equity:
Preferred stock	-	-
Common stock	126	126
Additional paid-in-capital	54,078	53,528
Unearned ESOP shares	(3,011)	(3,234)
Treasury stock	(31,625)	(31,576)
Retained earnings	35,631	36,483
Accumulated other comprehensive income	2,253	1,672

Total stockholders’ equity	57,452	56,999

Total liabilities and stockholders’ equity	$57,452	$57,501

INCOME STATEMENT
For the year ended September 30,	2011	2010
	(Dollars in thousands)
Interest on ESOP loan	$209	$218
Equity in the undistributed loss of the Bank	(642)	(1,576)
Dividends from Bank	1,000	5,000
Other income	16	15

Total income	583	3,657

Professional services	236	288
Other expense	362	390

Total expense	598	678

Income (loss) before income taxes/benefit	(15)	2,979

Income tax benefit	(127)	(151)

Net income	$112	$3,130

CASH FLOWS
For the year ended September 30,	2011	2010
	(Dollars in thousands)
Operating activities:
Net income	$112	$3,130
Decrease in assets	31	107
Equity in the undistributed loss of the Bank	642	1,576

Net cash provided by operating activities	785	4,813

Investing activities:
Repayments received on ESOP loan	168	159

Net cash provided by investing activities	168	159
Financing activities:
Cash dividends paid	(1,466)	(1,940)
Payment to repurchase common stock	(49)	(2,924)

Net cash used in financing activities	(1,515)	(4,864)

Net (decrease) increase in cash and cash equivalents	(562)	108

Cash and cash equivalents, beginning of year	1,062	954

Cash and cash equivalents, end of year	$500	$1,062

16.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2011 and 2010 is as follows:

	September 30, 2011				September 30, 2010

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$5,653	$5,446	$5,454	$5,132	$6,466	$6,311	$6,312	$6,020
Interest expense	2,022	1,816	1,683	1,576	2,489	2,286	2,344	2,298
Net interest income	3,631	3,630	3,771	3,556	3,977	4,025	3,968	3,722
Provision for loan losses	580	3,600	-	450	135	250	110	615
Net income after provision for loan losses	3,051	30	3,771	3,106	3,842	3,775	3,858	3,107
Non-interest income	134	175	241	329	19	62	169	137
Non-interest expense	2,863	2,807	2,614	2,653	2,553	2,661	2,789	2,791
Income (loss) before income expense/benefit	322	(2,602)	1,398	782	1,308	1,176	1,238	453
Income tax expense (benefit)	416	(740)	227	(115)	622	333	(41)	131
Net (loss) income	$(94)	$(1,862)	$1,171	$897	$686	$843	$1,279	$322

Per share:
Income (loss) per share - basic	$(0.01)	$(0.20)	$0.12	$0.09	$0.07	$0.09	$0.13	$0.03
Income (loss) per share - diluted	(0.01)	(0.20)	0.12	0.09	0.07	0.09	0.13	0.03
Dividends per share	0.05	0.05	-	-	0.05	0.05	0.05	0.05

Due to rounding, the sum of the income (loss) per share in individual quarters may differ from reported amounts.

17.	SUBSEQUENT EVENTS

During December 2011, the Company entered into an agreement of sale with respect to a real estate owned property owned property owned by the Bank. The property, which consists of a single-family residence, has a book value of $309,000. A loss of approximately $120,000 is anticipated to be recognized during the quarter ending December 31, 2011. The sale is expected to settle during January 2012.

******

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a)            Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and are operating in an effective manner.

(b)           Report of Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting.  An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

●	maintain records that accurately reflect the Company’s transactions;
●	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users;
●	prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2011.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

Because of its inherent limitations, the disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
Thomas A. Vento President and Chief Executive Officer	Joseph R. Corrato Executive Vice President, Chief Financial Officer and Chief Accounting Officer

(c) No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 6, 2012, which will be filed with the Securities and Exchange Commission on or about January 6, 2012 (“Definitive Proxy Statement”).

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to the shareholder relations administrator, Prudential Bancorp, Inc. of Pennsylvania, 1834 Oregon Avenue, Philadelphia, Pennsylvania 19145.

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

Equity Compensation Plan Information.  The following table provides information as of September 30, 2011 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	442,400	(1)	$11.12	(1)	170,235
Equity compensation plans not approved by security holders	--		--		--
Total	442,400		$11.12		170,235

(1)	Includes 108,460 shares subject to restricted stock grants which were not vested as of September 30, 2011. The weighted-average exercise price excludes such restricted stock grants.

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

10.8	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.9	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (5)*
10.10	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*
21.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business – Subsidiaries” for the required information
23.1	Consent of SR Snodgrass, A.C.
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Commission File No. 333-119130) filed with the Commission on September 30, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 2008 and filed with the Commission on November 25, 2008 (Commission File No. 000-51214).

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 7, 2008 and filed with the Commission on November 7, 2008 (Commission File No. 000-51214).

(4)	Incorporated by reference from Appendix A of Prudential Bancorp, Inc. of Pennsylvania’s definitive proxy statement (Commission File No. 000-51214) filed with the Commission on November 26, 2008.

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(b)           Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)           Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc. of Pennsylvania
December 23, 2011	By:	/s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Packer, Jr.	December 23, 2011
Joseph W. Packer, Jr. Chairman of the Board
/s/ Thomas A. Vento	December 23, 2011
Thomas A. Vento Director, President and Chief Executive Officer
/s/ Jerome R. Balka, Esq.	December 23, 2011
Jerome R. Balka, Esq. Director
/s/ A. J. Fanelli	December 23, 2011
A. J. Fanelli Director
/s/ Francis V. Mulcahy	December 23, 2011
Francis V. Mulcahy Director
/s/ JOHN C. HOSIER	December 23, 2011
John C. Hosier Director
/s/ Joseph R. Corrato	December 23, 2011
Joseph R. Corrato Director, Executive Vice President, Chief Financial Officer and Chief Accounting Officer