Form 10-Q
period 2011-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2012-02-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
                                  ☐ Yes        ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of February 1, 2012, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Statements of Financial Condition December 31, 2011 and September 30, 2011	3

	Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010	4

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Three Months Ended December 31, 2011 and 2010	5

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	(Removed and Reserved)	44

Item 5.	Other Information	45

Item 6.	Exhibits	45

SIGNATURES		47

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31,	September 30,
	2011	2011
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$3,166	$2,808
Interest-bearing deposits	62,811	51,021

Total cash and cash equivalents	65,977	53,829

Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2011, $72,664; September 30, 2011, $71,955)	76,011	75,370
Investment and mortgage-backed securities held to maturity (estimated fair value—December 31, 2011, $102,865; September 30, 2011, $112,721)	98,825	108,956
Loans receivable—net of allowance for loan losses (December 31, 2011, $3,413; September 30, 2011, $3,364)	239,297	240,511
Accrued interest receivable	2,027	2,026
Real estate owned	2,143	2,268
Federal Home Loan Bank stock—at cost	2,743	2,887
Office properties and equipment—net	1,851	1,816
Bank owned life insurance	6,225	6,180
Prepaid expenses and other assets	2,205	2,483
Deferred tax asset-net	3,424	3,211
TOTAL ASSETS	$500,728	$499,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$4,100	$3,847
Interest-bearing	435,402	432,167
Total deposits	439,502	436,014
Advances from Federal Home Loan Bank	560	570
Accrued interest payable	41	2,420
Advances from borrowers for taxes and insurance	1,751	1,090
Accounts payable and accrued expenses	874	1,991

Total liabilities	442,728	442,085

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at December 31, 2011 and September 30, 2011	126	126
Additional paid-in capital	54,210	54,078
Unearned ESOP shares	(2,955)	(3,011)
Treasury stock, at cost: 2,540,255 shares at December 31, 2011 and September 30, 2011	(31,625)	(31,625)
Retained earnings	36,035	35,631
Accumulated other comprehensive income	2,209	2,253

Total stockholders’ equity	58,000	57,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,728	$499,537

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2011	2010

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,268	$3,623
Interest on mortgage-backed securities	1,044	1,065
Interest and dividends on investments	646	932
Interest on interest-bearing deposits	25	33

Total interest income	4,983	5,653

INTEREST EXPENSE:
Interest on deposits	1,513	2,020
Interest on borrowings	1	2

Total interest expense	1,514	2,022

NET INTEREST INCOME	3,469	3,631

PROVISION FOR LOAN LOSSES	150	580

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,319	3,051

NON-INTEREST INCOME:
Fees and other service charges	117	118

Total other-than-temporary impairment losses	(144)	(127)
Portion of losses recognized in other comprehensive income, before taxes	107	32
Net impairment losses recognized in earnings	(37)	(95)

Other	93	56

Total non-interest income	173	79

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,519	1,431
Data processing	109	119
Professional services	220	122
Office occupancy	98	89
Depreciation	84	88
Payroll taxes	64	65
Director compensation	107	82
Real estate owned expenses	152	145
Federal Deposit Insurance Corporation insurance	162	265
Other	352	402

Total non-interest expense	2,867	2,808

INCOME BEFORE INCOME TAXES	625	322

INCOME TAXES:
Current expense	411	106
Deferred expense	(190)	310

Total income tax expense	221	416

NET INCOME (LOSS)	$404	$(94)

BASIC EARNINGS PER SHARE	$0.04	$(0.01)

DILUTED EARNINGS PER SHARE	$0.04	$(0.01)

See notes to unaudited consolidated financial statements.

 PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Comprehensive income:

Net income					404		404	404

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $35						(68)	(68)	(68)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $13						24	24	24
Comprehensive income								$360

Excess tax benefit from stock compensation		40					40

Stock option expense		55					55

Recognition and Retention Plan expense		64					64

ESOP shares committed to be released (5,655 shares)	-	(27)	56	-	-	-	29

BALANCE, December 31, 2011	$126	$54,210	$(2,955)	$(31,625)	$36,035	$2,209	$58,000

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive loss:

Net loss					(94)		(94)	(94)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $380						(738)	(738)	(738)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $32						63	63	63

Comprehensive loss								$(769)

Cash dividend declared ($ 0.05 per share)					(482)		(482)

Excess tax benefit from stock compensation		39					39

Stock option expense		55					55

Recognition and Retention Plan expense		64					64

ESOP shares committed to be released (5,655 shares)	-	(20)	56	-	-	-	36

BALANCE, December 31, 2010	$126	$53,666	$(3,178)	$(31,576)	$35,907	$997	$55,942

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$404	$(94)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	150	580
Depreciation	84	88
Net accretion of premiums/discounts	(115)	(83)
Net accretion of deferred loan fees and costs	(59)	(18)
Impairment charge on investment securities	37	95
Share-based compensation expense	159	158
Compensation expense of ESOP	29	36
Deferred income tax (benefit) expense	(190)	310
Changes in assets and liabilities which used cash:
Accrued interest receivable	(1)	(82)
Prepaid expenses and other assets	330	262
Accrued interest payable	(2,379)	(3,272)
Accounts payable and accrued expenses	(1,117)	(1,347)
Net cash used in operating activities	(2,668)	(3,367)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(14,976)	(25,000)
Purchase of investment and mortgage-backed securities available for sale	(5,936)	(14,777)
Loans originated or acquired	(15,533)	(13,656)
Principal collected on loans	16,656	15,466
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	25,117	12,455
Available-for-sale	5,297	11,710
Proceeds from redemption of FHLB stock	144	177
Proceeds from sale of real estate owned	-	1,028
Purchases of equipment	(119)	(30)
Net cash provided by (used in) investing activities	10,650	(12,627)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	7,372	2,690
Net decrease in certificates of deposit	(3,884)	(3,111)
Repayment of advances from Federal Home Loan Bank	(10)	(11)
Increase in advances from borrowers for taxes and insurance	661	650
Excess tax benefit related to stock compensation	27	39
Cash dividend paid	-	(483)
Net cash provided by (used in) financing activities	4,166	(226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,148	(16,220)

CASH AND CASH EQUIVALENTS—Beginning of period	53,829	66,524

CASH AND CASH EQUIVALENTS—End of period	$65,977	$50,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$3,893	$5,294

Income taxes paid	$750	$550

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, other than temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of December 31, 2011.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of December 31, 2011, the Company had allocated a total of 152,685 shares from the suspense account to participants.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 449,448.  For the three months ended December 31, 2011, the Company recognized $29,000 in compensation expense.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through December 31, 2011.  The repurchased shares are available for general corporate purposes.  As of December 31, 2011, Prudential Mutual Holding Company (“the MHC”) had purchased 568,000 shares at an average cost of $10.30 per share. As of December 31, 2011, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and were held as treasury stock which results in 2,545,433 shares owned by public shareholders.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income (loss) those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the three months ended December 31, 2011 and 2010, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax on investment securities.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

The Company is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding from the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2010 and 2011, remains in compliance with regulatory capital and liquidity requirements and makes redemptions at the par value. With consideration given to these factors, management concluded that the FHLB stock was not impaired at December 31, 2011.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update became effective for the first interim or annual reporting period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 4.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350): Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360):  Derecognition of in Substance Real Estate-a Scope Clarification.  The amendments in this Update affect entities that cease to have a  controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended December 31,

	2011		2010
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$404	$404	$(94)	$(94)

Weighted average shares outstanding	9,564,450	9,564,450	9,514,031	9,514,031
Effect of common stock equivalents	-	48,613	-	-
Adjusted weighted average shares used in earnings per share computation	9,564,450	9,613,063	9,514,031	9,514,031
Earnings per share - basic and diluted	$0.04	$0.04	$(0.01)	$(0.01)

Due to the net loss recognized for the quarter ended December 31, 2010, the inclusion of any CSEs related to stock compensation plans would decrease the amount of net loss per share for the quarter and be antidilutive.  Consequently, basic and diluted weighted average shares outstanding are equal for the quarter ended December 31, 2010.  Had net income been recognized for the quarter ended December 31, 2010, there would have been an additional 92,503 shares used in the diluted earnings per share calculation.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$76,135	$1,585	$(13)	$77,707
Mortgage-backed securities - U.S. government agencies	22,690	2,468	-	25,158

Total securities held to maturity	$98,825	$4,053	$(13)	$102,865

Securities Available for Sale:
U.S. government and agency obligations	$7,997	$94	$-	$8,091
Mortgage-backed securities - U.S. government agencies	59,633	4,244	(1)	63,876
Mortgage-backed securities - non-agency	5,028	37	(1,027)	4,038
Total debt securities	72,658	4,375	(1,028)	76,005

FHLMC preferred stock	6	-	-	6

Total securities available for sale	$72,664	$4,375	$(1,028)	$76,011

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. government and agency obligations	$87,708	$1,457	$(81)	$89,084
Mortgage-backed securities - U.S. government agencies	21,248	2,389	-	23,637

Total securities held to maturity	$108,956	$3,846	$(81)	$112,721

Securities Available for Sale:
U.S. government and agency obligations	$9,360	$100	$(36)	$9,424
Mortgage-backed securities - U.S. government agencies	57,340	4,243	-	61,583
Mortgage-backed securities - non-agency	5,249	29	(921)	4,357
Total debt securities	71,949	4,372	(957)	75,364

FHLMC preferred stock	6	-	-	6

Total securities available for sale	$71,955	$4,372	$(957)	$75,370

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2011:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$(13)	$5,984	$-	$-	$(13)	$5,984

Total securities held to maturity	(13)	5,984	-	-	(13)	5,984

Securities Available for Sale:
Mortgage-backed securities - U.S. Government agencies	(1)	701	-	-	(1)	701
Mortgage-backed securities - Non-agency	(116)	934	(911)	2,536	(1,027)	3,470

Total securities available for sale	(117)	1,635	(911)	2,536	(1,028)	4,171

Total	$(130)	$7,619	$(911)	$2,536	$(1,041)	$10,155

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2011:

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once each quarter, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of the security has been less than cost, and the near-term prospects of the issuer.

The Company assesses whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the three months ended December 31, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2011	$2,404

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	37

Credit component of OTTI as of December 31, 2011	$2,441

U.S. Government Agency Obligations - The Company’s investments in U.S. Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At December 31, 2011, securities in a gross unrealized loss for less than twelve months consisted of two securities having an aggregate depreciation of $13,000 or 0.02% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

U.S. Agency Issued Mortgage-Backed Securities - At December 31, 2011, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $1,000 or 0.1% from the Company’s amortized cost basis and consisted of one security.  There were no securities in a gross unrealized loss in the category of more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of an investment in a mutual fund and includes 58 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the quarter ended December 31, 2011, management recognized an OTTI charge related to a portion of these securities in the amount of $144,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities collateralized by Alt-A loans, home equity lines of credit and other receivables as well as whole loans with more significant exposure to declining real estate markets.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of December 31, 2011. Of the recorded charge, a total of $37,000 was concluded to be credit related and recognized currently in earnings and $107,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.  The unrealized loss on these debt securities relates principally to the effects of changes in market interest rates and a lack of liquidity for these securities currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

As of December 31, 2011, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $1.0 million in gross unrealized losses related to this portfolio, 24 securities had been in a loss position for longer than 12 months while 14 securities had been in a loss position for less than 12 months.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	9,000	9,102	-	-
Due after five through ten years	43,958	44,830	-	-
Due after ten years	23,177	23,775	7,997	8,091

Total	$76,135	$77,707	$7,997	$8,091

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.        LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2011	2011
	(Dollars in Thousands)
One-to-four family residential	$195,948	$196,533
Multi-family residential	5,843	5,723
Commercial real estate	22,312	21,175
Construction and land development	19,286	22,226
Commercial business	657	814
Consumer	583	613

Total loans	244,629	247,084

Undisbursed portion of loans-in-process	(2,466)	(3,773)
Deferred loan costs, net	547	564
Allowance for loan losses	(3,413)	(3,364)

Net loans	$239,297	$240,511

The following table summarizes the loans individually evaluated for impairment by loan segment at December 31, 2011:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$7,749	$-	$603	$2,511	$-	$-	$10,863
Collectively evaluated for impairment	188,199	5,843	21,709	16,775	657	583	233,766
Total loans	$195,948	$5,843	$22,312	$19,286	$657	$583	$244,629

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2011:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$7,652	$-	$545	$3,235	$-	$-	$11,432
Collectively evaluated for impairment	188,881	5,723	20,630	18,991	814	613	235,652
Total loans	$196,533	$5,723	$21,175	$22,226	$814	$613	$247,084

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all construction loans and 90 plus day delinquent commercial real estate and commercial business loans for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$7,749	$494	$-	$7,749	$8,600
Commercial real estate	-	-	603	603	603
Construction and land development	-	-	2,511	2,511	6,122
Total Loans	$7,749	$494	$3,114	$10,863	$15,325

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$7,652	$495	$-	$7,652	$8,402
Commercial real estate	-	-	545	545	545
Construction and land development	-	-	3,235	3,235	6,846
Total Loans	$7,652	$495	$3,780	$11,432	$15,793

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three months ended
	December 31,
	2011	2010
	(Dollars in Thousands)
Average recorded investment in impaired loans	$10,835	$6,850
Interest income recognized on an accrual basis on impaired loans	9	68
Interest income recognized on a cash basis on impaired loans	66	15

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system.  We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following tables present the classes of the loan portfolio in which a formal risk weighting system was utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified category of “substandard” and “doubtful” within the Company’s risk rating system.  The Company had no loans classified as “loss” at the dates presented.

	December 31, 2011
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,843	$-	$-	$-	$5,843
Commercial real estate	21,709	-	603	-	22,312
Construction and land development	13,964	-	5,322	-	19,286
Commercial business	657	-	-	-	657
Total Loans	$42,173	$-	$5,925	$-	$48,098

	September 30, 2011
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,723	$-	$-	$-	$5,723
Commercial real estate	20,630	-	545	-	21,175
Construction and land development	11,917	3,901	6,408	-	22,226
Commercial business	814	-	-	-	814
Total Loans	$39,084	$3,901	$6,953	$-	$49,938

The following tables represent loans in which a formal risk rating system was not utilized, but loans were segregated between performing and non-performing based on delinquency status:

	December 31, 2011
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$184,538	$11,410	$195,948
Consumer	583	-	583
Total Loans	$185,121	$11,410	$196,531

	September 30, 2011
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$186,219	$10,314	$196,533
Consumer	613	-	613
Total Loans	$186,832	$10,314	$197,146

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	December 31, 2011
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$189,967	$2,195	$3,786	$-	$2,195	$195,948	$11,410
Multi-family residential	5,843	-	-	-	-	5,843	-
Commercial real estate	21,352	357	603	-	357	22,312	603
Construction and land development	17,498	-	1,788	-	-	19,286	1,788
Commercial business	657	-	-	-	-	657	-
Consumer	583	-	-	-	-	583	-
Total Loans	$235,900	$2,552	$6,177	$-	$2,552	$244,629	$13,801

	September 30, 2011
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$190,822	$3,048	$2,663	$-	$3,048	$196,533	$10,314
Multi-family residential	5,723	-	-	-	-	5,723	-
Commercial real estate	20,272	358	545	-	358	21,175	545
Construction and land development	20,454	-	1,772	-	-	22,226	1,772
Commercial business	814	-	-	-	-	814	-
Consumer	613	-	-	-	-	613	-
Total Loans	$238,698	$3,406	$4,980	$-	$3,406	$247,084	$12,631

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrower and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the quarters ended December 31, 2011 and 2010:

	December 31, 2011

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(101)	-	-	-	-	-	-	(101)
Recoveries	-	-	-	-	-	-	-	-
Provision	588	1	(162)	(396)	(1)	-	120	150
ALLL balance at December 31, 2011	$2,138	$8	$59	$1,085	$2	$1	$120	$3,413

Individually evaluated for impairment	$494	$-	$-	$-	$-	$-	$-	$494
Collectively evaluated for impairment	1,644	8	59	1,085	2	1	120	2,919

The provision credit in the construction and land development loans category related to payoffs and the reclassification to “pass” of certain loans.  The credit in commercial real estate loan category was due to the re-evaluation of certain impaired loans which were, upon re-evaluation, determined to have no impairment.

	December 31, 2010

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2010	$672	$4	$560	$1,909	$3	$1	$2	$3,151
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	520	-	(232)	292	-	-	-	580
ALLL balance at December 31, 2010	$1,192	$4	$328	$2,201	$3	$1	$2	$3,731

Individually evaluated for impairment	$16	$-	$-	$1,166	$-	$-	$-	$1,182
Collectively evaluated for impairment	1,176	4	328	1,035	3	1	2	2,549

The following tables summarize information in regards to troubled debt restructurings at the date presented:

December 31, 2011
Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investments	Investments
(Dollars in Thousands)
One-to-four family residential	5	$7,824	$7,824

September 30, 2011
Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investments	Investments
(Dollars in Thousands)
One-to-four family residential	5	$7,824	$7,824

At December 31, 2011, the Company had five one-to-four family residential loans classified as troubled debt restructurings.  These loans were all to the same borrower and are related to a 132-unit completed condominium project in Philadelphia.  The loans were originally classified as construction loans but reclassified upon the completion of construction.  There was a $33,000 decrease in interest income during the quarter ended December 31, 2011 as a result of the restructuring.  These loans have a specific allocation of $494,000 and are on non-accrual.  All of the troubled debt restructurings involved changes in the interest rates on the loans; no debt was forgiven.  At December 31, 2011, the troubled debt restructurings were performing in accordance with the modified terms.

5.        DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2011		2011

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$73,427	16.7%	$75,649	17.4%
Interest bearing checking accounts	31,850	7.2	29,658	6.8
Non-interest bearing checking accounts	4,100	0.9	3,847	0.9
Passbook, club and statement savings	70,004	15.9	70,623	16.2
Certificates maturing in six months or less	59,799	13.6	52,539	12.0
Certificates maturing in more than six months	200,322	45.7	203,698	46.7

Total	$439,502	100.0%	$436,014	100.0%

Certificates of $100,000 and over totaled $100.6 million as of December 31, 2011 and $97.4 million as of September 30, 2011.

6.	INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2011	2011
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$57	$69
Allowance for loan losses	2,744	2,695
Real estate owned expenses	161	101
Nonaccrual interest	170	128
Accrued vacation	81	78
Capital loss carryforward	1,986	1,986
Impairment loss	1,522	1,510
Split dollar life insurance	31	31
Post-retirement benefits	174	176
Employee benefit plans	388	345

Total deferred tax assets	7,314	7,119
Valuation allowance	(2,020)	(2,009)
Total deferred tax assets, net of valuation allowance	5,294	5,110

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,138	1,161
Property	545	545
Mortgage servicing rights	1	1
Deferred loan fees	186	192

Total deferred tax liabilities	1,870	1,899

Net deferred tax asset	$3,424	$3,211

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.0 million at December 31, 2011.  The gross deferred asset related to impairment losses increased by $12,000 during the three months ended December 31, 2011 while the corresponding valuation allowance increased by $11,000, resulting in a reduction in income tax expense of $1,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Operations as a component of income tax expense.  As of December 31, 2011, the Internal Revenue Service is in the process of conducting an audit of the Company’s tax returns for the year ended September 30, 2010.  The Company’s federal and state income tax returns for taxable years through September 30, 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.           STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under the RRP.  As of December 31, 2011, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of December 31, 2011, 70,422 shares had become fully vested and no shares had been forfeited.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During both the three months ended December 31, 2011 and 2010, approximately $97,000 was recognized in compensation expense for the RRP.  A tax benefit of $33,000 was recognized during both the three months ended December 31, 2011 and 2010.   At December 31, 2011, approximately $794,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2011 is presented in the following table:

	Three Months Ended December 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2011	108,460	$11.10
Issued	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2011	108,460	$11.10

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for issuance pursuant to the Stock Option Plan.  As of December 31, 2011, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of December 31, 2010, 174,133 options were vested and none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of December 31, 2011 and changes during the three month period ended December 31, 2011 are presented below:
	Three Months Ended December 31, 2011
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2011	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2011	442,400	$11.12
Exercisable at December 31, 2011	174,133	$11.14

The weighted average remaining contractual term was approximately 7 years for options outstanding as of December 31, 2011.

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

During both the three months ended December 31, 2011 and 2010, $61,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $6,000 was recognized during both the three months ended December 31, 2011 and 2010.    At December 31, 2011, approximately $497,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 2 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2011, the Company had $8.7 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.75% to 6.75%.  At September 30, 2011, the Company had $7.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.125% to 7.25%.

The aggregate undisbursed portion of loans-in-process amounted to $2.5 million and $3.8 million, respectively, at December 31, 2011 and September 30, 2011.

The Company also had commitments under unused lines of credit of $7.6 million and $7.8 million, respectively, at December 31, 2011 and September 30, 2011 and letters of credit outstanding of $676,000 at both December 31, 2011 and September 30, 2011.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2011, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

	December 31,		September 30
	2011		2011

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$65,977	$65,977	$53,829	$53,829
Investment and mortgage-backed securities held to maturity	98,825	102,865	108,956	112,721
Investment and mortgage-backed securities available for sale	76,011	76,011	75,370	75,370
Loans receivable, net	239,297	247,641	240,511	248,382
Accrued interest receivable	2,027	2,027	2,026	2,026
Federal Home Loan Bank stock	2,743	2,743	2,887	2,887
Bank owned life insurance	6,225	6,225	6,180	6,180

Liabilities:
Checking accounts	35,950	35,950	33,505	33,505
Money market deposit accounts	73,427	73,427	75,649	75,649
Passbook, club and statement savings accounts	70,004	70,004	70,623	70,623
Certificates of deposit	260,121	266,137	256,237	262,489
Advances from Federal Home Loan Bank	560	559	570	570
Accrued interest payable	41	41	2,420	2,420
Advances from borrowers for taxes and insurance	1,751	1,751	1,090	1,090

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

Advances from borrowers for taxes and insurance – For advances from borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and September 30, 2011, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of December 31, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$8,091	$-	$8,091
Mortgage-backed securities - U.S. Government agencies	-	63,876	-	63,876
Mortgage-backed securities - Non-agency	-	4,038	-	4,038
FHLMC preferred stock	6	-	-	6
Total	$6	$76,005	$-	$76,011

Those assets as of September 30, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$9,424	$-	$9,424
Mortgage-backed securities - U.S. Government agencies	-	61,583	-	61,583
Mortgage-backed securities - Non-agency	-	4,357	-	4,357
FHLMC preferred stock	6	-	-	6
Total	$6	$75,364	$-	$75,370

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

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement Specific allocations were calculated for impaired loans with carrying amounts totaling $10.9 million at December 31, 2011. The collateral underlying these loans had a fair value of $10.4 million resulting in specific reserves in the allowance for loan losses of $494,000.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement.  Thus the evaluations are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement.

 Summary of Non-Recurring Fair Value Measurements

	At December 31, 2011
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,369	$10,369
Real estate owned	-	2,143	-	$2,143
Total	$-	$2,143	$10,369	$12,512

	At September 30, 2011
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,937	10,937
Real estate owned	-	2,268	-	2,268
Total	$-	$2,268	$10,937	$13,205

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2011 (the “Form 10-K”).

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal in whole or in part, is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified and criticized loans.

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

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar construction and land development and commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary in accordance with  GAAP.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered.  In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, we make assumptions with respect to the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Market Overview.  The market dislocations experienced in the financial market beginning in 2007 have continued through 2011.  One of the primary sources of the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not suffered the wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the local economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration during the fiscal year ended 2011 necessitated large charge-offs and loan loss provision expense.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the three month periods ended December 31, 2011 and 2010.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

At December 31, 2011, the Company had total assets of $500.7 million, an increase of $1.2 million from $499.5 million at September 30, 2011.  The increase was primarily attributable to increases during the first quarter of fiscal 2012 of $12.1 million in cash and cash equivalents.  This increase was partially offset by a $9.5 million decrease in the investment and mortgage-backed securities portfolio as the proceeds from securities called during the first quarter had not been fully reinvested as of December 31, 2011 as we continue to manage our exposure to interest rate risk.

Total liabilities increased $643,000 to $442.7 million at December 31, 2011 from $442.1 million at September 30, 2011.  The increase was primarily the result of a $3.5 million increase in deposits substantially offset by a $2.4 million decrease in accrued interest related to certificates of deposit as interest on such deposits is generally distributed at the end of the calendar year.

Stockholders’ equity increased by $548,000 to $58.0 million at December 31, 2011.  The increase primarily reflected net income of $404,000 for the first quarter of fiscal 2012.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Net income.  The Company reported net income of $404,000 for the quarter ended December 31, 2011 as compared to a net loss of $94,000 for the quarter ended December 31, 2010.  The improved results primarily reflected the effect of the substantial decrease in the provision for loan losses, which decreased from $580,000 for the quarter ended December 31, 2010 to $150,000 for the same period in 2011.

Net interest income.   Net interest income decreased $162,000 or 4.5% to $3.5 million for the three months ended December 31, 2011 as compared to $3.6 million for the same period in 2010. The decrease was due to a $670,000 or 11.9% decrease in interest income partially offset by a $508,000, or 25.1% decrease in interest expense.  The decrease in interest income resulted from a 31 basis point decrease to 4.16% in the weighted average yield earned on interest-earning assets combined with a $27.4 million or 5.4% decrease in the average balance of interest-earning assets for the three months ended December 31, 2011, as compared to the same period in 2010.  The decrease in the weighted average yield earned was primarily due to the reinvestment of the proceeds from called investment securities at lower current market rates.  The decrease in interest expense resulted primarily from an 36 basis point decrease to 1.39% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the year and a $27.7 million or 6.0% decrease in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the three months ended December 31, 2011, as compared to the same period in 2010.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.  The decrease in the average balance of certificates of deposit was also the primary cause for the decrease in interest-earning assets as funds were used to fund the deposit withdrawals.

For the quarter ended December 31, 2011, the net interest margin was 2.90%, as compared to 2.87% for the same period in 2010.  The increase in the net interest margin was primarily due to a decrease in the cost of funds.

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

	Three Months
	Ended December 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$93,766	$646	2.76%	$99,371	$932	3.75%
Mortgage-backed securities	88,405	1,044	4.72	88,339	1,065	4.82
Loans receivable(1)	237,841	3,268	5.50	255,129	3,623	5.68
Other interest-earning assets	58,752	25	0.17	63,362	33	0.21
Total interest-earning assets	478,764	4,983	4.16	506,201	5,653	4.47
Cash and non-interest-bearing balances	2,856			3,160
Other non-interest-earning assets	18,174			18,620
Total assets	$499,794			$527,981
Interest-bearing liabilities:
Savings accounts	$69,572	113	0.65	$69,391	229	1.32
Money market deposit and NOW accounts	104,789	143	0.55	103,262	202	0.78
Certificates of deposit	258,003	1,256	1.95	287,327	1,588	2.21
Total deposits	432,364	1,512	1.40	459,980	2,019	1.76
Advances from Federal Home Loan Bank	563	1	0.71	608	2	1.32
Advances from borrowers for taxes and insurance	1,366	1	0.29	1,429	1	0.28
Total interest-bearing liabilities	434,293	1,514	1.39	462,017	2,022	1.75
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,153			2,768
Other liabilities	3,622			6,725
Total liabilities	442,068			471,510
Stockholders’ equity	57,726			56,471
Total liabilities and stockholders’ equity	$499,794			$527,981
Net interest-earning assets	$44,471			$44,184
Net interest income; interest rate spread		$3,469	2.77%		$3,631	2.72%
Net interest margin(2)			2.90%			2.87%

Average interest-earning assets to average interest-bearing liabilities		110.24%			109.56%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

The Company established a provision for loan losses of $150,000 for the quarter ended December 31, 2011, compared to $580,000 for the same quarter in 2010.  The provision for the 2010 period was higher primarily due to the establishment of a specific allocation with respect to an 33-unit condominium project located in Philadelphia.   At December 31, 2011, the Company’s non-performing assets totaled $15.9 million or 3.2% of total assets as compared to $14.9 million or 3.0% at September 30, 2011.  Non-performing assets included $13.8 million in non-performing loans of which $11.4 million were one-to-four family residential loans, $1.8 million were construction and land development loans and $603,000 were commercial real estate loans.  Included in non-performing one-to-four family residential loans were $7.6 million in troubled debt restructurings which are performing in accordance with the revised contractual terms of the loans but that were placed on non-accrual at the time the restructuring was completed during the first quarter of fiscal 2011.  These troubled debt restructurings relate to a 133-unit completed condominium project in Philadelphia and consist of five loans.  The loans were originally classified as construction loans but were reclassified as single-family residential loans upon completion of construction.  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $2.1 million.  During January 2012, a one-to-four family relationship totaling $963,000 that was a non-performing asset at December 31, 2011 was subsequently paid current and transferred to performing status.  The allowance for loan losses totaled $3.4 million, or 1.4% of total loans and 24.7% of non-performing loans at December 31, 2011.  The allowance for loan losses totaled $3.7 million, or 1.4% of total loans and 50.2% of non-performing loans at December 31, 2010.

Non-interest income.   Non-interest income amounted to $173,000 for the three months ended December 31, 2011, compared with $79,000 for the same period in 2010.  The improvement compared to the 2010 period was due to the reduced level of other than temporary impairment (“OTTI”) charges related to securities received in connection with the Company’s redemption in kind of its entire investment in a mutual fund. The decline in the amount of losses recognized between the 2010 and 2011 periods reflected the decline in the amount of the OTTI charges from $95,000 for the three months ended December 31, 2010 to $37,000 for the three months ended December 31, 2011 related to the non-agency mortgage-backed securities acquired as part of the redemption as the market for such securities stabilized in 2011.

Non-interest expenses.   For the quarter ended December 31, 2011, non-interest expense increased $59,000 compared to the same period in 2010.  The most significant components of the increase were expenses associated with professional services and salaries and employee benefits.  These increases were partially offset by decreases in FDIC deposit insurance.

Income tax expense.   The Company recognized income tax expense for the quarter ended December 31, 2011 of $221,000 compared to income tax expense of $416,000 for the three months ended December 31, 2010.  The decrease in income tax expense in the 2011 period was primarily attributable to a decrease in the valuation allowance related to a deferred tax asset associated with the capital loss carryforward created in connection with the redemption in kind referenced above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2011, our cash and cash equivalents amounted to $66.0 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $76.0 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2011, the Company had $8.7 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $7.6 million and letters of credit outstanding of $676,000 at December 31, 2011.  Certificates of deposit at December 31, 2011 maturing in one year or less totaled $132.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At December 31, 2011, we had $560,000 in outstanding FHLB advances and had the ability to obtain an additional $123.1 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Company has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2011 and September 30, 2011 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2011:
Tier 1 capital (to average assets)
The Company	11.16%	4.0%	N/A
The Bank	10.35%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	26.33%	4.0%	N/A
The Bank	24.42%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	27.59%	8.0%	N/A
The Bank	25.67%	8.0%	10.0%

September 30, 2011:
Tier 1 capital (to average assets)
Company	11.06%	4.0%	N/A
Bank	10.23%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	25.54%	4.0%	N/A
Bank	23.62%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	26.79%	8.0%	N/A
Bank	24.87%	8.0%	10.0%

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

How We Manage Market Risk.  Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk which is inherent in our lending, investment and deposit gathering activities.  To that end, management actively monitors and manages interest rate risk exposure.  In addition to market risk, our primary risk is credit risk on our loan portfolio.  We attempt to manage credit risk through our loan underwriting and oversight policies.

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

In recent years, we primarily have reduced our investment in longer term fixed rate callable agency bonds and increased our portfolio of step-up callable agency bonds and agency issued mortgage-backed securities.  However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.5% to 22.9%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 43.9%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$26,338	$25,279	$42,220	$13,888	$63,763	$171,488
Loans receivable(3)	25,045	46,667	88,117	42,914	39,420	242,163
Other interest-earning assets(4)	68,720	-	-	-	-	68,720
Total interest-earning assets	$120,103	$71,946	$130,337	$56,802	$103,183	$482,371

Interest-bearing liabilities:
Savings accounts	$1,714	$4,901	$9,551	$8,764	$45,885	$70,815
Money market deposit and NOW accounts	4,064	12,191	24,289	18,130	45,791	104,465
Certificates of deposit	28,991	103,601	97,340	30,190	-	260,122
Advances from Federal Home Loan Bank	76	144		340	-	560
Advances from borrowers for taxes and insurance	1,751	-	-	-	-	1,751
Total interest-bearing liabilities	$36,596	$120,837	$131,180	$57,424	$91,676	$437,713

Interest-earning assets less interest-bearing liabilities	$83,507	($48,891)	($843)	($622)	$11,507	$44,658

Cumulative interest-rate sensitivity gap (5)	$83,507	$34,616	$33,773	$33,151	$44,658

Cumulative interest-rate gap as a percentage of total assets at December 31, 2011	16.68%	6.91%	6.74%	6.62%	8.92%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2011	328.19%	121.99%	111.70%	109.58%	110.20%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of December 31, 2011 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$56,373	$(24,623)	(30.40)%	12.27%	(3.53)%
200	66,611	(14,385)	(17.76)%	13.91%	(1.89)%
100	77,601	(3,395)	(4.19)%	15.54%	(0.26)%
Static	80,996	-	-	15.80%	-
(100)	76,543	(4,453)	(5.50)%	14.77%	(1.03)%
(200)	75,973	(5,023)	(6.20)%	14.52%	(1.28)%
(300)	79,972	(1,024)	(1.26)%	15.08%	(0.72)%

At December 31, 2011, the Company’s NPV was $81.0 million or 15.80% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $66.6 million or 13.9% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 189 basis points.

At September 30, 2011, the Company’s NPV was $80.1 million or 15.86% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $64.6 million or 13.59% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was an increase of 226 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended December 31, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

The following Exhibits are being furnished* as part of this quarterly report:

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: February 14, 2012	By:	/s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: February 14, 2012	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer