Form 10-Q
period 2012-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2012-05-15
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
☐ Yes           ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of May 1, 2012, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2012	2011
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,606	$2,808
Interest-bearing deposits	59,285	51,021

Total cash and cash equivalents	61,891	53,829

Investment and mortgage-backed securities available for sale (amortized cost—March 31, 2012, $79,149; September 30, 2011, $71,955)	82,550	75,370
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2012, $100,503; September 30, 2011, $112,721)	97,217	108,956
Loans receivable—net of allowance for loan losses (March 31, 2012, $3,050; September 30, 2011, $3,364)	238,231	240,511
Accrued interest receivable	1,790	2,026
Real estate owned	2,158	2,268
Federal Home Loan Bank stock—at cost	2,606	2,887
Office properties and equipment—net	1,789	1,816
Bank owned life insurance	6,268	6,180
Prepaid expenses and other assets	2,076	2,483
Deferred tax asset-net	3,226	3,211
TOTAL ASSETS	$499,802	$499,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$3,645	$3,847
Interest-bearing	434,718	432,167
Total deposits	438,363	436,014
Advances from Federal Home Loan Bank	551	570
Accrued interest payable	1,016	2,420
Advances from borrowers for taxes and insurance	1,036	1,090
Accounts payable and accrued expenses	528	1,991

Total liabilities	441,494	442,085

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at March 31, 2012 and September 30, 2011	126	126
Additional paid-in capital	54,342	54,078
Unearned ESOP shares	(2,899)	(3,011)
Treasury stock, at cost: 2,540,255 shares at March 31, 2012 and September 30, 2011	(31,625)	(31,625)
Retained earnings	36,119	35,631
Accumulated other comprehensive income	2,245	2,253

Total stockholders’ equity	58,308	57,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,802	$499,537

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,251	$3,307	$6,519	$6,931
Interest on mortgage-backed securities	975	1,091	2,019	2,155
Interest and dividends on investments	558	1,026	1,203	1,958
Interest on interest-bearing assets	29	22	55	55

Total interest income	4,813	5,446	9,796	11,099

INTEREST EXPENSE:
Interest on deposits	1,492	1,815	3,005	3,835
Interest on borrowings	1	1	2	3

Total interest expense	1,493	1,816	3,007	3,838

NET INTEREST INCOME	3,320	3,630	6,789	7,261

PROVISION FOR LOAN LOSSES	100	3,600	250	4,180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,220	30	6,539	3,081

NON-INTEREST INCOME:
Fees and other service charges	107	114	223	232

Total other-than-temporary impairment losses	(6)	(28)	(150)	(155)
Portion of loss recognized in other comprehensive income, before taxes	(60)	(17)	47	15
Net impairment losses recognized in earnings	(66)	(45)	(103)	(140)

Other	92	106	186	217

Total non-interest income	133	175	306	309

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,579	1,356	3,098	2,787
Data processing	112	120	220	240
Professional services	351	267	571	381
Office occupancy	100	107	199	196
Depreciation	87	86	171	174
Payroll taxes	103	91	167	156
Director compensation	88	71	195	152
Deposit insurance	164	259	326	524
Real estate owned expense	79	7	231	161
Advertising	27	87	92	171
Other	306	356	593	728

Total non-interest expense	2,996	2,807	5,863	5,670

INCOME (LOSS) BEFORE INCOME TAXES	357	(2,602)	982	(2,280)

INCOME TAXES:
Current expense	94	418	505	523
Deferred expense (benefit)	179	(1,158)	(11)	(848)

Total income tax expense (benefit)	273	(740)	494	(325)

NET INCOME (LOSS)	$84	$(1,862)	$488	$(1,955)

BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.20)	$0.05	$(0.21)

DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.20)	$0.05	$(0.21)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Comprehensive income:

Net income					488		488	$488

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $39						(76)	(76)	(76)

Reclassification adjustment for other than temporary impairment recognized in earnings, net of tax of $35						68	68	68
Comprehensive income								$480

Excess tax benefit from stock compensation		9					9

Stock option expense		110					110

Recognition and Retention Plan expense		197					197

ESOP shares committed to be released (11,310 shares)	-	(52)	112	-	-	-	60

BALANCE, March 31, 2012	$126	$54,342	$(2,899)	$(31,625)	$36,119	$2,245	$58,308
						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive loss:

Net loss					(1,955)		(1,955)	$(1,955)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $521						(1,011)	(1,011)	(1,011)

Reclassification adjustment for other than temporary impairment recognized in earnings, net of tax of $48						92	92	92
Comprehensive loss								$(2,874)

Cash dividend declared ($ 0.10 per share)					(967)		(967)

Treasury stock purchased (7,977 shares)				(49)			(49)

Excess tax benefit from stock compensation		19					19

Stock option expense		112					112

Recognition and Retention Plan expense		186					186

ESOP shares committed to be released (11,310 shares)	-	(39)	112	-	-	-	73

BALANCE, March 31, 2011	$126	$53,806	$(3,122)	$(31,625)	$33,561	$753	$53,499

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$488	$(1,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	250	4,180
Depreciation	171	174
Net accretion of premiums/discounts	(188)	(152)
Net accretion of deferred loan fees and costs	(102)	(15)
Impairment charge on investment and mortgage-backed securities	103	140
Share-based compensation expense	316	317
Loss on sale of real estate owned	123	135
Compensation expense of ESOP	60	73
Income from bank owned life insurance	(88)	(79)
Deferred income tax benefit	(11)	(848)
Excess tax benefit related to stock compensation	(9)	(19)
Changes in assets and liabilities which used cash:
Accrued interest receivable	236	186
Prepaid expenses and other assets	407	452
Accrued interest payable	(1,404)	(2,242)
Accounts payable and accrued expenses	(1,463)	(688)
Net cash used in operating activities	(1,111)	(341)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(33,962)	(45,999)
Purchase of investment and mortgage-backed securities available for sale	(18,897)	(17,732)
Loans originated or acquired	(26,537)	(20,135)
Principal collected on loans	28,470	26,930
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	45,721	33,807
Available-for-sale	11,770	14,593
Proceeds from redemptiom of FHLB stock	281	346
Proceeds from sale of real estate owned	186	1,028
Purchases of equipment	(144)	(59)
Net cash provided by (used in) investing activities	6,888	(7,221)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(2,083)	3,215
Net increase (decrease) in certificates of deposit	4,432	(19,684)
Repayment of advances from Federal Home Loan Bank	(19)	(22)
Decreases in advances from borrowers for taxes and insurance	(54)	(158)
Excess tax benefit related to stock compensation	9	19
Purchase of treasury stock	-	(49)
Cash dividend paid	-	(967)
Net cash provided by (used in) financing activities	2,285	(17,646)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,062	(25,208)

CASH AND CASH EQUIVALENTS—Beginning of period	53,829	66,524

CASH AND CASH EQUIVALENTS—End of period	$61,891	$41,316
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$4,411	$6,864

Income taxes paid	$1,305	$1,431
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$199	$1,692

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of March 31, 2012.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of March 31, 2012, the Company had allocated a total of 152,685 shares from the suspense account to participants and committed to release an additional 5,655 shares.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 449,448.  For the three and six months ended March 31, 2012, the Company recognized $29,000 and $59,000, respectively, in compensation expense.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through March 31, 2012.  The repurchased shares are available for general corporate purposes.  As of March 31, 2012, Prudential Mutual Holding Company (“the MHC”) had purchased 568,000 shares at an average cost of $10.30 per share. As of March 31, 2012, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and were held as treasury stock which results in 2,545,433 shares owned by public shareholders.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income (loss) those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the six months ended March 31, 2012 and 2011, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax on investment securities.

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

While the Federal Home Loan Banks generally have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2010 and 2011, remains in compliance with its regulatory capital and liquidity requirements and makes redemptions at the par value. With consideration given to these factors, management concluded that the FHLB stock was not impaired at March 31, 2012.

Recent Accounting Pronouncements –In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. See note 9.

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):  Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU did not  have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360):  Derecognition of in Substance Real Estate-a Scope Clarification.  The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in-substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended March 31,

	2012		2011
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$84	$84	$(1,862)	$(1,862)
Weighted average shares outstanding	9,603,916	9,603,916	9,545,942	9,545,942
Effect of common stock equivalents	-	8,733	-	-
Adjusted weighted average shares used in earnings
per share computation	9,603,916	9,612,649	9,545,942	9,545,942
Income (loss) per share - basic and diluted	$0.01	$0.01	$(0.20)	$(0.20)

	Six Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$488	$488	$(1,955)	$(1,955)
Weighted average shares outstanding	9,584,075	9,584,075	9,529,811	9,529,811
Effect of common stock equivalents	-	11,363	-	-
Adjusted weighted average shares used in earnings
per share computation	9,584,075	9,595,438	9,529,811	9,529,811
Income (loss) per share - basic and diluted	$0.05	$0.05	$(0.21)	$(0.21)

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

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$5,997	$70	$-	$6,067
Mortgage-backed securities - U.S. government agencies	68,376	4,023	(11)	72,388
Mortgage-backed securities - non-agency	4,770	81	(764)	4,087
Total debt securities	79,143	4,174	(775)	82,542

FHLMC preferred stock	6	2	-	8

Total securities available for sale	$79,149	$4,176	$(775)	$82,550

Securities Held to Maturity:
U.S. government and agency obligations	$75,880	$1,324	$(187)	$77,017
Mortgage-backed securities - U.S.
government agencies	21,337	2,149	-	23,486

Total securities held to maturity	$97,217	$3,473	$(187)	$100,503

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$9,360	$100	$(36)	$9,424
Mortgage-backed securities - U.S. government agencies	57,340	4,243	-	61,583
Mortgage-backed securities - non-agency	5,249	29	(921)	4,357
Total debt securities	71,949	4,372	(957)	75,364

FHLMC preferred stock	6	-	-	6

Total securities available for sale	$71,955	$4,372	$(957)	$75,370

Securities Held to Maturity:
U.S. government and agency obligations	$87,708	$1,457	$(81)	$89,084
Mortgage-backed securities - U.S. government agencies	21,248	2,389	-	23,637

Total securities held to maturity	$108,956	$3,846	$(81)	$112,721

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2012:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Held to Maturity:
U.S. Government agency obligations	$(187)	$5,984	$-	$-	$(187)	$5,984

Total securities held to maturity	(187)	5,984	-	-	(187)	5,984

Securities Available for Sale:
Mortgage-backed securities - U.S. Government agencies	(11)	3,528	-	-	(11)	3,528
Mortgage-backed securities - Non-agency	(83)	608	(681)	2,488	(764)	3,096

Total securities available for sale	(94)	4,136	(681)	2,488	(775)	6,624

Total	$(281)	$10,120	$(681)	$2,488	$(962)	$12,608

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

The following is a rollforward for the six months ended March 31, 2012 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2011	$2,404

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases, pre-tax, as a result of impairment charges recognized on investments for which an OTTI was previously recognized	103

Credit component of OTTI as of March 31, 2012	$2,507

U.S. Government Agency Obligations - The Company’s investments in U.S. Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At March 31, 2012, securities in a gross unrealized loss for less than twelve months consisted of 14 securities having an aggregate depreciation of $187,000 or 0.2% from the Company’s amortized cost basis. There were no securities in a gross unrealized loss for more than twelve months. The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

U.S. Agency Issued Mortgage-Backed Securities - At March 31, 2012, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $11,000 or 0.3% from the Company’s amortized cost basis and consisted of two securities. There were no securities in a gross unrealized loss in the category of more than 12 months. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government-Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of an investment in a mutual fund and includes 58 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the six months ended March 31, 2012, management recognized an OTTI charge related to a portion of these securities in the amount of $150,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities collateralized by Alt-A loans, home equity lines of credit and other receivables as well as whole loans with more significant exposure to declining real estate markets. For the overall portfolio of the securities, there was exposure to declining real estate markets such as California, Nevada, Arizona and Florida, and consequently, an additional OTTI charge was deemed to be warranted as of March 31, 2012. Of the recorded charge, a total of $103,000 was concluded to be credit related and recognized currently in earnings and $47,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income. The unrealized loss on these debt securities relates principally to the effects of changes in market interest rates and a lack of liquidity for these securities currently in the financial markets and are not as a result of projected shortfall in cash flows. In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company expects to recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012. With respect to the $764,000 in gross unrealized losses related to this portfolio, 24 securities had been in a loss position for longer than 12 months while 10 securities had been in a loss position for less than 12 months. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

As of March 31, 2012, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$7,000	$7,089	$-	$-
Due after five through ten years	49,694	50,364	5,997	6,067
Due after ten years	19,186	19,564	-	-

Total	$75,880	$77,017	$5,997	$6,067

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.        LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2012	2011
	(Dollars in Thousands)
One-to-four family residential	$198,154	$196,533
Multi-family residential	4,958	5,723
Commercial real estate	22,597	21,175
Construction and land development	16,531	22,226
Commercial business	663	814
Consumer	535	613

Total loans	243,438	247,084

Undisbursed portion of loans-in-process	(2,769)	(3,773)
Deferred loan costs, net	612	564
Allowance for loan losses	(3,050)	(3,364)

Net loans	$238,231	$240,511

The following table summarizes the loans individually evaluated for impairment by loan segment at March 31, 2012:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$19,568	$-	$602	$3,236	$-	$-	$23,406
Collectively evaluated for impairment	178,586	4,958	21,995	13,295	663	535	220,032
Total loans	$198,154	$4,958	$22,597	$16,531	$663	$535	$243,438

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2011:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$7,652	$-	$545	$3,235	$-	$-	$11,432
Collectively evaluated for impairment	188,881	5,723	20,630	18,991	814	613	235,652
Total loans	$196,533	$5,723	$21,175	$22,226	$814	$613	$247,084

The loan portfolio is segmented at a level that allows management to monitor risk and performance. Management evaluates all substandard and 90 plus day delinquent loans for potential impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$9,975	$957	$9,593	$19,568	$19,830
Commercial real estate	-	-	602	602	602
Construction and land development	-	-	3,236	3,236	6,124
Total Loans	$9,975	$957	$13,431	$23,406	$26,556

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$7,652	$495	$-	$7,652	$8,402
Commercial real estate	-	-	545	545	545
Construction and land development	-	-	3,235	3,235	6,846
Total Loans	$7,652	$495	$3,780	$11,432	$15,793

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Six months ended
	March 31,
	2012	2011
	(Dollars in Thousands)
Average recorded investment in impaired loans	$15,025	$7,939
Interest income recognized on an accrual basis on impaired loans	139	150
Interest income recognized on a cash basis on impaired loans	161	75

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

The following tables present the classes of the loan portfolio in which a formal risk weighting system was utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified category of “substandard” within the Company’s risk rating system. The Company had no loans classified as “doubtful” of “loss” at the dates presented.

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
	(Dollars in Thousands)
Multi-family residential	$4,035	$923	$-	$-	$4,958
Commercial real estate	21,287	708	602	-	22,597
Construction and land development	13,295	-	3,236	-	16,531
Commercial business	663	-	-	-	663
Total Loans	$39,280	$1,631	$3,838	$-	$44,749

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
	(Dollars in Thousands)
Multi-family residential	$5,723	$-	$-	$-	$5,723
Commercial real estate	20,630	-	545	-	21,175
Construction and land development	11,917	3,901	6,408	-	22,226
Commercial business	814	-	-	-	814
Total Loans	$39,084	$3,901	$6,953	$-	$49,938

The following tables represent loans in which a formal risk rating system was not utilized, but loans were segregated between performing and non-performing based on delinquency status:

	March 31, 2012
	Performing	Non- Performing	Total Loans
	(Dollars in Thousands)
One-to-four family residential	$186,678	$11,476	$198,154
Consumer	535	-	535
Total Loans	$187,213	$11,476	$198,689

	September 30, 2011
	Performing	Non- Performing	Total Loans
	(Dollars in Thousands)
One-to-four family residential	$186,219	$10,314	$196,533
Consumer	613	-	613
Total Loans	$186,832	$10,314	$197,146

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

				March 31, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$194,449	$753	$3,487	$-	$753	$198,689	$11,083
Multi-family residential	4,958	-	-	-	-	4,958	-
Commercial real estate	21,731	264	602	-	264	22,597	602
Construction and land development	15,581	-	950	-	-	16,531	950
Commercial business	663	-	-	-	-	663	-
Consumer	533	2	-	-	2	535	-
Total Loans	$237,915	$1,019	$5,039	$-	$1,019	$243,973	$12,635

				September 30, 2011
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$190,822	$3,048	$2,663	$-	$3,048	$196,533	$10,314
Multi-family residential	5,723	-	-	-	-	5,723	-
Commercial real estate	20,272	358	545	-	358	21,175	545
Construction and land development	20,454	-	1,772	-	-	22,226	1,772
Commercial business	814	-	-	-	-	814	-
Consumer	613	-	-	-	-	613	-
Total Loans	$238,698	$3,406	$4,980	$-	$3,406	$247,084	$12,631

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

Commercial real estate loans entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they involve large loan balances concentrated with single borrowers or groups of related  borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrower and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the quarters ended March 31, 2012 and 2011:

	March 31, 2012
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(261)	-	-	(303)	-	-	-	(564)
Recoveries	-	-	-	-	-	-	-	-
Provision	187	94	(52)	(256)	1	-	276	250
ALLL balance at March 31, 2012	$1,577	$101	$169	$922	$4	$1	$276	$3,050

Individually evaluated for impairment	$957	$-	$-	$-	$-	$-	$-	$957
Collectively evaluated for impairment	620	101	169	922	4	1	276	2,093

The provision credit in the construction and land development loans category related to payoffs and the reclassification to “pass” of certain loans.  The credit in commercial real estate loan category was due to the reevaluation of certain impaired loans which were, upon re-evaluation, determined to have no impairment.

	March 31, 2011
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALL balance at September 30, 2010	$672	$4	$560	$1,909	$3	$1	$2	$3,151
Charge-offs	(750)	-	-	(3,426)	-	-	-	(4,176)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,041	1	(224)	3,364	-	-	(2)	4,180
ALL balance at March 31, 2011	$963	$5	$336	$1,847	$3	$1	$-	$3,155

Individually evaluated for impairment	2	-	-	103	-	-	-	105
Collectively evaluated for impairment	961	5	336	1,744	3	1	-	3,050

There were no troubled debt restructuring modifications during the three or six month periods ended March 31, 2012.  At March 31, 2012, the Company had five one-to-four family residential loans classified as troubled debt restructurings.  These loans were all to the same borrower and are related to a 132-unit completed condominium project in Philadelphia.  The loans were originally classified as construction loans but reclassified upon the completion of construction.  There was a $66,000 decrease in interest income during the six months ended March 31, 2012 as a result of the restructuring.  These loans have a specific allocation of $857,000 and are on non-accrual.  All of the troubled debt restructurings involved changes in the interest rates on the loans; no debt was forgiven.  At March 31, 2012, the troubled debt restructurings were performing in accordance with the modified terms.

5.	DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2012		September 30, 2011

	Amount	Percent	Amount	Percent
	(Dollars in Thousands )
Money market deposit accounts	$71,673	16.4%	$75,649	17.4%
Interest-bearing checking accounts	32,154	7.3	29,658	6.8
Non-interest-bearing checking accounts	3,645	0.8	3,847	0.9
Passbook, club and statement savings	70,222	16.0	70,623	16.2
Certificates maturing in six months or less	85,320	19.5	52,539	12.0
Certificates maturing in more than six months	175,349	40.0	203,698	46.7

Total	$438,363	100.0%	$436,014	100.0%

Certificates of $100,000 and over totaled $101.1 million as of March 31, 2012 and $97.4 million as of September 30, 2011.

6.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2012	2011
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$45	$69
Allowance for loan losses	2,760	2,695
Real estate owned expenses	138	101
Nonaccrual interest	187	128
Accrued vacation	85	78
Capital loss carryforward	1,986	1,986
Impairment loss	1,545	1,510
Split dollar life insurance	31	31
Post-retirement benefits	172	176
Employee benefit plans	299	345
Total deferred tax assets	7,248	7,119
Valuation allowance	(2,111)	(2,009)
Total deferred tax assets, net of valuation allowance	5,137	5,110

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,157	1,161
Property	545	545
Mortgage servicing rights	1	1
Deferred loan fees	208	192
Total deferred tax liabilities	1,911	1,899
Net deferred tax asset	$3,226	$3,211

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance with respect to the capital loss and impairment loss totaled $2.1 million at March 31, 2012.  The gross deferred asset related to impairment losses increased by $35,000 during the six months ended March 31, 2012 while the corresponding valuation allowance increased by $102,000, resulting in an increase in income tax expense of $67,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Operations as a component of income tax expense.  As of March 31, 2012, the Internal Revenue Service has completed an audit of the Company’s tax returns for the year ended September 30, 2010 and there were no adverse findings.  The Company’s federal and state income tax returns for taxable years through September 30, 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.	STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under the RRP.  As of March 31, 2012, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of March 31, 2012, 106,198 shares had become fully vested and no shares had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During the three months and six months ended March 31, 2012 and 2011, $97,000 and $195,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $36,000 and $2,000 was recognized during the three and six months ended March 31, 2012, respectively. Tax expense of $26,000 was recognized during the three months ended March 31, 2011 while a $6,000 tax benefit was recognized during the six months ended March 31, 2011.  At March 31, 2012, approximately $697,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2012 is presented in the following table:

	Six Months Ended
	March 31, 2012
		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested stock awards at October 1, 2011	108,460	$11.10
Issued	-	-
Vested	(35,776)	11.12
Nonvested stock awards at the March 31, 2012	72,684	$11.10

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for issuance pursuant to the Stock Option Plan.  As of March 31, 2012, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of March 31, 2012, 262,613 options were vested and none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of March 31, 2012 and changes during the six month period ended March 31, 2012 are presented below:

	Six Months Ended
	March 31, 2012
	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at October 1, 2011	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	442,400	$11.12
Exercisable at March 31, 2012	262,613	$11.13

The weighted average remaining contractual term was approximately 6.75 years for options outstanding as of March 31, 2012.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  No grants were made in fiscal 2011.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used:

	Granted Fiscal Year Ended
	2009	2010
Dividend yield	1.79%	2.10%
Expected volatility	27.94%	28.95%
Risk-free interest rate	1.96%	3.10%
Expected life of options	6.5 years	6.5 years

During the three months and six months ended March 31, 2012 and 2011, $61,000 and $122,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $12,000, respectively, was recognized during the three and six months ended March 31, 2012 and 2001.  At March 31, 2012, approximately $436,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.75 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2012, the Company had $6.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%.  At September 30, 2011, the Company had $7.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.125% to 7.25%.

The aggregate undisbursed portion of loans-in-process amounted to $2.8 million and $3.8 million, respectively, at March 31, 2012 and September 30, 2011.

The Company also had commitments under unused lines of credit of $6.8 million and $7.8 million, respectively, at March 31, 2012 and September 30, 2011 and letters of credit outstanding of $676,000 at both March 31, 2012 and September 30, 2011.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2012, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and September 30, 2011, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of March 31, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$6,067	$-	$6,067
Mortgage-backed securities - U.S. Government agencies	-	72,388	-	72,388
Mortgage-backed securities - Non-agency	-	4,087	-	4,087
FHLMC preferred stock	8	-	-	8
Total	$8	$82,542	$-	$82,550

Those assets as of September 30, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$9,424	$-	$9,424
Mortgage-backed securities - U.S. Government agencies	-	61,583	-	61,583
Mortgage-backed securities - Non-agency	-	4,357	-	4,357
FHLMC preferred stock	6	-	-	6
Total	$6	$75,364	$-	$75,370

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

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement.  Specific allocations were calculated for impaired loans with carrying amounts totaling $23.4 million at March 31, 2012. The collateral underlying these loans had a fair value of $22.5 million resulting in specific reserves in the allowance for loan losses of $957,000.

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

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$22,449	$-	$22,449
Real estate owned	-	2,143	-	$2,143
Total	$-	$24,592	$-	$24,592

	At September 30, 2011
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,937	10,937
Real estate owned	-	2,268	-	2,268
Total	$-	$2,268	$10,937	$13,205

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

			Fair Value Measurements at
			March 31, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$61,891	$61,891	$61,891	$-	$-
Investment and mortgage-backed securities available for sale	82,550	82,550	8	82,542	-
Investment and mortgage-backed securities held to maturity	97,217	100,503	-	100,503	-
Loans receivable, net	238,231	245,656	-	-	246,656
Accrued interest receivable	1,790	1,790	1,790	-	-
Federal Home Loan Bank stock	2,606	2,606	2,606	-	-
Bank owned life insurance	6,268	6,268	6,268	-	-

Liabilities:
Checking accounts	35,799	35,799	35,799	-	-
Money market deposit accounts	71,673	71,673	71,673	-	-
Passbook, club and statement savings accounts	70,222	70,222	70,222	-	-
Certificates of deposit	260,669	266,552	-	266,552	-
Advances from Federal Home Loan Bank	551	549	-	549	-
Accrued interest payable	1,016	1,016	1,016	-	-
Advances from borrowers for taxes and insurance	1,036	1,036	1,036	-	-

	September 30
	2011

	Carrying	Fair
	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$53,829	$53,829
Investment and mortgage-backed securities available for sale	75,370	75,370
Investment and mortgage-backed securities held to maturity	108,956	112,721
Loans receivable, net	240,511	248,382
Accrued interest receivable	2,026	2,026
Federal Home Loan Bank stock	2,887	2,887
Bank owned life insurance	6,180	6,180

Liabilities:
Checking accounts	33,505	33,505
Money market deposit accounts	75,649	75,649
Passbook, club and statement savings accounts	70,623	70,623
Certificates of deposit	256,237	262,489
Advances from Federal Home Loan Bank	570	570
Accrued interest payable	2,420	2,420
Advances from borrowers for taxes and insurance	1,090	1,090

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

Loans Receivable—The fair value of loans is estimated based on present value using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

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

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of substandard and 90 plus day delinquent loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

Market Overview.  The market dislocations experienced in the financial market beginning in 2007 have continued through 2011 and into 2012.  One of the primary sources of the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not suffered the wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the local economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration during the fiscal year ended 2011 necessitated large charge-offs and loan loss provision expense.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the three and six month periods ended March 31, 2012 and 2011.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND SEPTEMBER 30, 2011

At March 31, 2012, the Company had total assets of $499.8 million, an increase of $265,000 from $499.5 million at September 30, 2011.  The increase was primarily attributable to an increase of $8.1 million in cash and cash equivalents.  This increase was partially offset by a $4.6 million decrease in the investment and mortgage-backed securities portfolio as the proceeds from securities called during the first half of the fiscal year had not been fully reinvested as of March 31, 2012 as we continue to manage our exposure to interest rate risk.  The increase in assets was also partially offset by a $2.3 million decrease in the loan portfolio as principal reductions outpaced the amount of new loan originations.

Total liabilities decreased $591,000 to $441.5 million at March 31, 2012 from $442.1 million at September 30, 2011.  The decrease was primarily the result of a $1.5 million decrease in accounts payable and accrued expenses.  Also contributing to the decrease was a $1.4 million decrease in accrued interest related to certificates of deposit, as interest on such deposits is generally distributed at the end of the calendar year.  These decreases were offset by a $2.3 million increase in deposits.

Stockholders’ equity increased by $856,000 to $58.3 million at March 31, 2012 from $57.5 million at September 30, 2011.  The increase primarily reflected net income of $488,000 for the six months ended March 31, 2012.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Net income.  The Company reported net income of $84,000 for the quarter ended March 31, 2012 as compared to a net loss of $1.9 million for the quarter ended March 31, 2011.  For the six months ended March 31, 2012, the Company recognized net income of $488,000, as compared to a net loss of $2.0 million for the comparable period in 2011.  The losses incurred for the three and six month periods in 2011 were due primarily to the establishment of substantial loan loss provisions in the second quarter of fiscal 2011 as collateral values related to two significant construction loans had declined substantially.

Net interest income.    Net interest income decreased $310,000 or 8.5% to $3.3 million for the three months ended March 31, 2012 as compared to $3.6 million for the same period in 2011.  The decrease reflected the effects of a $633,000 or 11.6% decrease in interest income partially offset by a $323,000 or 17.8% decrease in interest expense.  The decrease in interest income resulted from a 37 basis point decrease to 4.01% in the weighted average yield earned on interest-earning assets.  The weighted average yield primarily declined because investment securities were called and the proceeds were re-invested in securities bearing lower interest rates consistent with the current market, resulting in a 91 basis point decline in the yield on investment securities.  Also contributing to the decrease was a $16.7 million or 3.4% decrease in the average balance of interest-earning assets for the three months ended March 31, 2012, as compared to the same period in 2011.  The decrease in interest expense resulted primarily from a 22 basis point decrease to 1.37% in the weighted average rate paid on interest-bearing liabilities, reflecting the repricing downward of interest-bearing liabilities during the year. Also contributing to the decrease was a $18.9 million or 4.1% decrease in the average balance of interest-bearing liabilities for the three months ended March 31, 2012, as compared to the same period in 2011.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.  The decrease in the average balance of certificates of deposit was also the primary cause for the decrease in interest-earning assets as funds were used to fund deposit withdrawals as maturing certificates were allowed to run-off as part of the Company’s asset-liability management.

For the six months ended March 31, 2012, net interest income decreased $472,000 or 6.5% to $6.8 million as compared to $7.3 million for the same period in 2011. The decrease was due to a $1.3 million or 11.7% decrease in interest income partially offset by an $831,000 or 21.7% decrease in interest expense.  The decrease in interest income resulted primarily from a 34 basis point decrease to 4.09% in the weighted average yield earned on interest-earning assets.  Also contributing to the decrease was a $22.1 million or 4.4% decrease in the average balance of interest-earning assets.  The majority of the decline in the average yield reflected the 94 basis point decline in yield earned on the investment portfolio for the reasons described above.  The decrease in interest expense resulted from a 29 basis point decrease to 1.38% in the weighted average rate paid on interest-bearing liabilities.  Also contributing to the decrease was a $23.3 million or 5.1% decrease in the average balance of interest-bearing liabilities for the six months ended March 31, 2012, as compared to the same period in 2011.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.  The decrease in the average balance of certificates of deposit was also the primary cause for the decrease in interest-earning assets as funds were used to fund deposit withdrawals.

For the quarter ended March 31, 2012, the net interest margin was 2.77%, as compared to 2.92% for the same period in 2011.  For the six months ended March 31, 2012, the net interest margin was 2.83%, as compared to 2.90% for the same period in 2011.  The decrease in the net interest margin in the 2012 periods was primarily due to the shift in the relative composition of interest-earning assets to increased amounts of cash and cash equivalents as higher yielding investment securities were called and repaid during the current periods with the Company not completing the re-investment of the proceeds during the 2012 periods.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Average yields and rates have been annualized.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$83,345	$558	2.68%	$114,341	$1,026	3.59%
Mortgage-backed securities	90,334	975	4.32	92,496	1,091	4.72
Loans receivable(1)	240,076	3,251	5.42	249,829	3,307	5.29
Other interest-earning assets	66,443	29	0.17	40,244	22	0.22
Total interest-earning assets	480,198	4,813	4.01	496,910	5,446	4.38
Cash and non-interest-bearing balances	2,788			3,154
Other non-interest-earning assets	18,013			17,471
Total assets	$500,999			$517,535
Interest-bearing liabilities:
Savings accounts	$69,630	111	0.64	$70,380	189	1.07
Money market deposit and NOW accounts	104,073	131	0.50	104,656	196	0.75
Certificates of deposit	261,162	1,249	1.91	278,779	1,428	2.05
Total deposits	434,865	1,491	1.37	453,815	1,813	1.60
Advances from Federal Home Loan Bank	554	1	0.72	597	1	0.67
Advances from borrowers for taxes and insurance	1,692	1	0.24	1,619	2	0.49
Total interest-bearing liabilities	437,111	1,493	1.37	456,031	1,816	1.59
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,696			3,199
Other liabilities	2,038			3,189
Total liabilities	442,845			462,419
Stockholders’ equity	58,154			55,116
Total liabilities and stockholders’ equity	$500,999			$517,535
Net interest-earning assets	$43,087			$40,879
Net interest income; interest rate spread		$3,320	2.64%		$3,630	2.79%
Net interest margin(2)			2.77%			2.92%

Average interest-earning assets to average interest-bearing liabilities		109.86%			108.96%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Six Months
	Ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$88,556	$1,203	2.72%	$106,856	$1,958	3.66%
Mortgage-backed securities	89,369	2,019	4.52	90,418	2,155	4.77
Loans receivable(1)	238,958	6,519	5.46	252,479	6,931	5.49
Other interest-earning assets	62,598	55	0.18	51,803	55	0.21
Total interest-earning assets	479,481	9,796	4.09	501,556	11,099	4.43
Cash and non-interest-bearing balances	2,822			3,157
Other non-interest-earning assets	18,094			18,046
Total assets	$500,397			$522,759
Interest-bearing liabilities:
Savings accounts	$69,601	224	0.64	$69,886	419	1.20
Money market deposit and NOW accounts	104,431	274	0.52	103,959	398	0.77
Certificates of deposit	259,583	2,504	1.93	283,053	3,015	2.13
Total deposits	433,615	3,002	1.38	456,898	3,832	1.68
Advances from Federal Home Loan Bank	559	2	0.72	603	3	1.00
Advances from borrowers for taxes and insurance	1,528	3	0.39	1,524	3	0.39
Total interest-bearing liabilities	435,702	3,007	1.38	459,025	3,838	1.67
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,925			2,984
Other liabilities	2,830			4,956
Total liabilities	442,457			466,965
Stockholders’ equity	57,940			55,794
Total liabilities and stockholders’ equity	$500,397			$522,759
Net interest-earning assets	$43,779			$42,531
Net interest income; interest rate spread		$6,789	2.71%		$7,261	2.75%
Net interest margin(2)			2.83%			2.90%

Average interest-earning assets to average interest-bearing liabilities		110.05%			109.27%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

The Company established a provision for loan losses of $100,000 for the quarter ended March 31, 2012 and $250,000 for the six month period ended March 31, 2012 as compared to $3.6 million and $4.2 million, respectively, for the comparable periods in 2011.  The higher level of provisions in the 2011 periods reflected primarily the decrease in the value of collateral securing two construction development projects.  At March 31, 2012, the Company’s non-performing assets totaled $14.8 million or 3.0% of total assets as compared to $14.9 million or 3.0% at September 30, 2011.  Non-performing assets at March 31, 2012 included $12.6 million in non-performing loans of which $11.1 million were one-to-four family residential loans, $950,000 were construction and land development loans and $602,000 were commercial real estate loans.  Included in non-performing one-to-four family residential loans were $7.6 million in troubled debt restructurings which are performing in accordance with the revised contractual terms of the loans but were placed on non-accrual at the time the restructuring was completed during the first quarter of fiscal 2011.  These troubled debt restructurings relate to a 133-unit completed condominium project in Philadelphia and consist of five loans.  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $2.2 million.  The allowance for loan losses totaled $3.1 million, or 1.2% of total loans and 24.1% of non-performing loans at March 31, 2012.  The allowance for loan losses totaled $3.4 million, or 1.4% of total loans and 26.6% of non-performing loans at September 30, 2011.

Non-interest income.    Non-interest income amounted to $133,000 and $306,000 for the three and six month periods ended March 31, 2012, compared with $175,000 and $309,000 for the same periods in 2011.  The fluctuation in the three month period primarily related to a modest increase in the other than temporary impairment (“OTTI”) charges related to non-agency mortgage-backed securities received by the Company as a result of its redemption in kind of an investment in a mutual fund.

Non-interest expenses.    For the quarter ended March 31, 2012, non-interest expense increased $189,000 compared to the same period in the prior year, while non-interest expense increased $193,000 for the six month period ended March 31, 2012 compared to the same period in the prior year.  The increase for the three month period primarily related to increases in salaries and employee benefits.  The increases for the six month period was primarily due to increases in salaries and employee benefits and professional services, partially offset by decreases in FDIC deposit insurance premiums and advertising expenses.

Income tax expense.   The Company recorded an income tax expense for the quarter and six months ended March 31, 2012 of $273,000 and $494,000, respectively, compared to an income tax benefit of $740,000 and $325,000, respectively, for the quarter and six months ended March 31, 2011.  The tax expense/benefit was adversely impacted by the increase in the valuation allowance recognized in the periods related to the deferred tax asset for the capital loss carryforward created in connection with the redemption in kind referenced above.  The 2012 periods were also adversely affected by a tax adjustment associated with the Company’s stock benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2012, our cash and cash equivalents amounted to $61.9 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $82.5 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2012, the Company had $6.2 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.8 million and letters of credit outstanding of $676,000 at March 31, 2012.  Certificates of deposit at March 31, 2012 maturing in one year or less totaled $139.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the Federal Home Loan Bank as collateral for such advances.  However, use of FHLB advances has been modest.  At March 31, 2012, we had $551,000 in outstanding FHLB advances and had the ability to obtain an additional $124.7 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Company has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2012 and September 30, 2011 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2012:
Tier 1 capital (to average assets)
The Company	11.22%	4.0%	N/A
The Bank	10.43%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	27.07%	4.0%	N/A
The Bank	25.16%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	28.33%	8.0%	N/A
The Bank	26.42%	8.0%	10.0%

September 30, 2011:
Tier 1 capital (to average assets)
Company	11.06%	4.0%	N/A
Bank	10.23%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	25.54%	4.0%	N/A
Bank	23.62%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	26.79%	8.0%	N/A
Bank	24.87%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.6% to 25.4%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 43.9%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$14,366	$26,211	$37,715	$15,626	$82,448	$176,366
Loans receivable(3)	24,311	47,166	87,622	41,556	40,014	240,669
Other interest-earning assets(4)	61,891	-	-	-	-	61,891
Total interest-earning assets	$100,568	$73,377	$125,337	$57,182	$122,462	$478,926

Interest-bearing liabilities:
Savings accounts	$1,856	$4,954	$9,566	$8,777	$45,949	$71,102
Money market deposit and NOW accounts	3,993	11,978	23,863	17,830	45,283	102,947
Certificates of deposit	34,700	104,789	89,213	31,967	-	260,669
Advances from Federal Home Loan Bank	109	102	210	130	-	551
Advances from borrowers for taxes and insurance	1,036	-	-	-	-	1,036
Total interest-bearing liabilities	$41,694	$121,823	$122,852	$58,704	$91,232	$436,305

Interest-earning assets less interest-bearing liabilities	$58,874	($48,446)	$2,485	($1,522)	$31,230	$42,621

Cumulative interest-rate sensitivity gap (5)	$58,874	$10,428	$12,913	$11,391	$42,621

Cumulative interest-rate gap as a percentage of total assets at March 31, 2012	11.76%	2.08%	2.58%	2.27%	8.51%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2012	241.20%	106.38%	104.51%	103.30%	109.77%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of March 31, 2012 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$52,795	$(26,283)	(33.24)%	11.60%	(3.92)%
200	63,459	(15,619)	(19.75)%	13.37%	(2.15)%
100	74,300	(4,778)	(6.04)%	15.01%	(0.51)%
Static	79,078	-	-	15.52%	-
(100)	77,141	(1,937)	(2.45)%	14.93%	(0.59)%
(200)	77,851	(1,227)	(1.55)%	14.87%	(0.65)%
(300)	82,685	3,607	4.56%	15.56%	0.04%

At March 31, 2012, the Company’s NPV was $79.1 million or 15.52% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $63.5 million or 13.4% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 215 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	May 15, 2012	By: /s/ Thomas A. Vento

Thomas A. Vento
President and Chief Executive Officer

Date:	May 15, 2012	By: /s/ Joseph R. Corrato

Joseph R. Corrato
Executive Vice President and Chief Financial Officer