Form 10-Q
period 2012-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2012-08-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
☐ Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of August 1, 2012, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2012	2011
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,899	$2,808
Interest-bearing deposits	89,838	51,021

Total cash and cash equivalents	92,737	53,829

Investment and mortgage-backed securities available for sale (amortized cost—June 30, 2012, $74,501; September 30, 2011, $71,955)	78,227	75,370
Investment and mortgage-backed securities held to maturity (fair value—June 30, 2012, $67,147; September 30, 2011, $112,721)	63,734	108,956
Loans receivable—net of allowance for loan losses (June 30, 2012, $3,116; September 30, 2011, $3,364)	248,577	240,511
Accrued interest receivable	1,700	2,026
Real estate owned	2,182	2,268
Federal Home Loan Bank stock—at cost	2,475	2,887
Office properties and equipment—net	1,720	1,816
Bank owned life insurance	7,457	6,180
Prepaid expenses and other assets	1,838	2,483
Deferred tax assets-net	3,260	3,211
TOTAL ASSETS	$503,907	$499,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$5,550	$3,847
Interest-bearing	433,528	432,167
Total deposits	439,078	436,014
Advances from Federal Home Loan Bank	514	570
Accrued interest payable	1,866	2,420
Advances from borrowers for taxes and insurance	1,884	1,090
Accounts payable and accrued expenses	1,394	1,991

Total liabilities	444,736	442,085

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at June 30, 2012 and September 30, 2011	126	126
Additional paid-in capital	54,475	54,078
Unearned ESOP shares	(2,844)	(3,011)
Treasury stock, at cost: 2,540,255 shares at June 30, 2012 and September 30, 2011	(31,625)	(31,625)
Retained earnings	36,579	35,631
Accumulated other comprehensive income	2,460	2,253

Total stockholders’ equity	59,171	57,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,907	$499,537

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,281	$3,480	$9,800	$10,411
Interest on mortgage-backed securities	985	1,052	3,004	3,206
Interest and dividends on investments	527	904	1,731	2,863
Interest on interest-bearing assets	35	18	89	73

Total interest income	4,828	5,454	14,624	16,553

INTEREST EXPENSE:
Interest on deposits	1,431	1,682	4,436	5,517
Interest on borrowings	1	1	3	4

Total interest expense	1,432	1,683	4,439	5,521

NET INTEREST INCOME	3,396	3,771	10,185	11,032

PROVISION FOR LOAN LOSSES	100	-	350	4,180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,296	3,771	9,835	6,852

NON-INTEREST INCOME:
Gain on sale of investment and mortgage-baccked securities available for sale	8	-	8	-
Fees and other service charges	104	117	328	349

Total other-than-temporary impairment losses	(22)	(47)	(166)	(202)
Portion of losses recognized in other comprehensive income, before taxes	3	18	44	33
Net impairment losses recognized in earnings	(19)	(29)	(122)	(169)

Other	95	98	281	315

Total non-interest income	188	186	495	495

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,554	1,389	4,652	4,176
Data processing	107	117	327	356
Professional services	200	163	771	552
Office occupancy	103	98	302	294
Depreciation	87	85	259	259
Payroll taxes	70	65	236	221
Director compensation	89	72	284	224
Deposit insurance	165	168	491	692
Real estate owned expense	166	18	398	180
Advertising	96	111	188	282
Other	299	273	892	993

Total non-interest expense	2,936	2,559	8,800	8,229

INCOME (LOSS) BEFORE INCOME TAXES	548	1,398	1,530	(882)

INCOME TAXES:
Current expense	232	445	737	968
Deferred benefit	(144)	(218)	(155)	(1,066)

Total income tax expense (benefit)	88	227	582	(98)

NET INCOME (LOSS)	$460	$1,171	$948	$(784)

BASIC INCOME (LOSS) PER SHARE	$0.05	$0.12	$0.10	$(0.08)

DILUTED INCOME (LOSS) PER SHARE	$0.05	$0.12	$0.10	$(0.08)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Comprehensive income:
Net income					948		948	$948

Net unrealized holding gain on available for sale securities arising during the period, net of income tax of $67						131	131	131

Reclassification adjustment for gains recognized in earnings net of tax benefit of $3						(5)	(5)	(5)

Reclassification adjustment for other than temporary impairment recognized in earnings, net of tax of $41						81	81	81
Comprehensive income								$1,155

Excess tax benefit from stock compensation		48					48

Stock option expense		164					164

Recognition and Retention Plan expense		261					261

ESOP shares committed to be released (16,965 shares)	-	(76)	167	-	-	-	91

BALANCE, June 30, 2012	$126	$54,475	$(2,844)	$(31,625)	$36,579	$2,460	$59,171

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive loss:
Net loss					(784)		(784)	(784)

Net unrealized holding loss on available for sale securities arising during the period, net of income tax benefit of $147						(285)	(285)	(285)

Reclassification adjustment for other than temporary impairment recognized in earnings net of tax of $57						112	112	112
Comprehensive loss								$(957)

Cash dividend declared ($ 0.10 per share)					(965)		(965)

Treasury stock purchased (7,977 shares)				(49)			(49)

Excess tax benefit from stock compensation		58					58

Stock option expense		167					167

Recognition and Retention Plan expense		251					251

ESOP shares committed to be released (16,965 shares)	-	(59)	167	-	-	-	108

BALANCE, June 30, 2011	$126	$53,945	$(3,067)	$(31,625)	$34,734	$1,499	$55,612

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income (loss)	$948	$(784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	350	4,180
Depreciation	259	259
Net accretion of premiums/discounts	(306)	(201)
Net accretion of deferred loan fees and costs	(242)	(48)
Impairment charge on investment and mortgage-backed securities	122	169
Share-based compensation expense	473	476
Gain on sale of investment and mortgage-backed securities available for sale	(8)	-
Loss on sale of real estate owned	123	135
Compensation expense of ESOP	91	108
Income from bank owned life insurance	(130)	(143)
Deferred income tax benefit	(155)	(1,066)
Excess tax benefit related to stock compensation	(48)	(58)
Changes in assets and liabilities which used cash:
Accrued interest receivable	326	395
Prepaid expenses and other assets	645	685
Accrued interest payable	(554)	(1,636)
Accounts payable and accrued expenses	(597)	(315)
Net cash provided by operating activities	1,297	2,156
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(36,962)	(78,984)
Purchase of investment and mortgage-backed securities available for sale	(22,828)	(17,732)
Loans originated or acquired	(48,312)	(29,235)
Principal collected on loans	39,915	39,941
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	82,210	68,092
Available-for-sale	20,389	17,422
Proceeds from sale of mortgage-backed securities available for sale	61	-
Proceeds from redemptiom of FHLB stock	412	506
Proceeds from sale of real estate owned	186	1,178
Purchase bank owned life insurance	(1,147)	-
Purchases of equipment	(163)	(78)
Net cash provided by investing activities	33,761	1,110
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	592	4,834
Net increase (decrease) in certificates of deposit	2,472	(32,882)
Repayment of advances from Federal Home Loan Bank	(56)	(33)
Decreases in advances from borrowers for taxes and insurance	794	555
Excess tax benefit related to stock compensation	48	58
Purchase of treasury stock	-	(49)
Cash dividend paid	-	(1,467)
Net cash provided by (used in) financing activities	3,850	(28,984)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,908	(25,718)

CASH AND CASH EQUIVALENTS—Beginning of period	53,829	66,524

CASH AND CASH EQUIVALENTS—End of period	$92,737	$40,806
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$4,993	$7,158

Income taxes paid	$1,305	$800
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$223	$461

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings as of the declaration date.  There was no dividend payable as of June 30, 2012.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of June 30, 2012, the Company had allocated a total of 152,685 shares from the suspense account to participants and committed to release an additional 11,310 shares.  In addition, at such date the total number of shares of Company common stock held by the ESOP was 449,448.  For the three and nine months ended June 30, 2012, the Company recognized $31,000 and $91,000, respectively, in compensation expense.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through June 30, 2012.  The repurchased shares are available for general corporate purposes.  As of June 30, 2012, Prudential Mutual Holding Company (“the MHC”) had purchased 568,000 shares at an average cost of $10.30 per share. As of June 30, 2012, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and were held as treasury stock which results in 2,545,433 shares owned by public shareholders.

Comprehensive Income (Loss) —The Company presents in the unaudited consolidated statement of changes in stockholders’ equity and comprehensive income (loss) those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the nine months ended June 30, 2012 and 2011, the only components of comprehensive income were net income (loss), unrealized holding gains and losses, realized gain reclassification, net of income tax expense and benefit, on available for sale securities and reclassifications related to realized losses due to other than temporary impairment, net of tax, on investment securities.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment by management when certain conditions warrant further consideration.

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

While the Federal Home Loan Banks generally have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2010 and 2011, remains in compliance with its regulatory capital and liquidity requirements and makes redemptions at the par value. With consideration given to these factors, management concluded that the FHLB stock was not impaired at June 30, 2012.

Recent Accounting Pronouncements –In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. See enhancements presented in note 9.

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

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$460	$460	$1,171	$1,171
Weighted average shares outstanding	9,611,537	9,611,537	9,553,141	9,553,141
Effect of common stock equivalents	-	24,607	-	90,112
Adjusted weighted average shares used in earnings per share computation	9,611,537	9,636,144	9,553,141	9,643,253
Income per share - basic and diluted	$0.05	$0.05	$0.12	$0.12

	Nine Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income (loss)	$948	$948	$(784)	$(784)
Weighted average shares outstanding	9,593,196	9,593,196	9,537,588	9,537,588
Effect of common stock equivalents	-	16,047	-	-
Adjusted weighted average shares used in earnings per share computation	9,593,196	9,609,243	9,537,588	9,537,588
Income (loss) per share - basic and diluted	$0.10	$0.10	$(0.08)	$(0.08)

Due to the net loss recognized for the nine month period ended June 30, 2011, the inclusion of any CSEs would decrease the amount of net loss per share for the quarter and be antidilutive.  Consequently, basic and diluted weighted average shares outstanding are equal for the nine months ended June 30, 2011.  Had net income been recognized for the nine months ended June 30, 2011, there would have been an additional 87,935 shares used in the diluted earnings per share calculation.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$999	$55	$-	$1,054
Mortgage-backed securities - U.S. government agencies	68,990	4,280	-	73,270
Mortgage-backed securities - non-agency	4,506	65	(675)	3,896
Total debt securities	74,495	4,400	(675)	78,220

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$74,501	$4,401	$(675)	$78,227

Securities Held to Maturity:
U.S. government and agency obligations	$43,702	$1,367	$(24)	$45,045
Mortgage-backed securities - U.S. government agencies	20,032	2,070	-	22,102

Total securities held to maturity	$63,734	$3,437	$(24)	$67,147

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$9,360	$100	$(36)	$9,424

Mortgage-backed securities - U.S. government agencies	57,340	4,243	-	61,583
Mortgage-backed securities - non-agency	5,249	29	(921)	4,357
Total debt securities	71,949	4,372	(957)	75,364

FHLMC preferred stock	6	-	-	6

Total securities available for sale	$71,955	$4,372	$(957)	$75,370

Securities Held to Maturity:
U.S. government and agency obligations	$87,708	$1,457	$(81)	$89,084
Mortgage-backed securities - U.S. government agencies	21,248	2,389	-	23,637

Total securities held to maturity	$108,956	$3,846	$(81)	$112,721

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2012:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities - Non-agency	(84)	413	(591)	2,580	(675)	2,993

Total securities available for sale	(84)	413	(591)	2,580	(675)	2,993

Securities Held to Maturity:
U.S. Government agency obligations	$(24)	$8,972	$-	$-	$(24)	$8,972

Total securities held to maturity	(24)	8,972	-	-	(24)	8,972

Total	$(108)	$9,385	$(591)	$2,580	$(699)	$11,965

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2011:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Government agency obligations	$(36)	$4,961	$-	$-	$(36)	$4,961
Mortgage-backed securities - Non-agency	(50)	1,108	(871)	2,663	(921)	3,771

Total securities available for sale	(86)	6,069	(871)	2,663	(957)	8,732

Securities Held to Maturity:
U.S. Government agency obligations	$(81)	$18,911	$-	$-	$(81)	$18,911

Total securities held to maturity	(81)	18,911	-	-	(81)	18,911

Total	$(167)	$24,980	$(871)	$2,663	$(1,038)	$27,643

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

The Company assesses whether the credit loss exists by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flows expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the nine months ended June 30, 2012 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2011	$2,404

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases, pre-tax, as a result of impairment charges recognized on investments for which an OTTI was previously recognized	122

Credit component of OTTI as of June 30, 2012	$2,526

U.S. Government Agency Obligations - The Company’s investments in U.S. Government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At June 30, 2012, securities in a gross unrealized loss for less than twelve months consisted of 3 securities having an aggregate depreciation of $24,000 or 0.05% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind of an investment in a mutual fund and includes 54 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the nine months ended June 30, 2012, management recognized an OTTI charge related to a portion of these securities in the amount of $166,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities collateralized by Alt-A loans, home equity lines of credit and other receivables as well as whole loans with more significant exposure to declining real estate markets.  For the overall portfolio of the securities, there was exposure to declining real estate markets such as California, Nevada, Arizona and Florida, and consequently, an additional OTTI charge was deemed to be warranted as of June 30, 2012. Of the recorded charge, a total of $122,000 was concluded to be credit related and recognized currently in earnings and $44,000 was concluded to be attributable to other factors and recognized in accumulated other comprehensive income.  The unrealized loss on these debt securities relates principally to the effects of changes in market interest rates and a lack of liquidity for these securities currently in the financial markets and are not as a result of projected shortfall in cash flows.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company expects to recover the entire amortized cost basis of the securities.  As a result, the Company does not consider the remaining amortizing cost of these investments to be other-than-temporarily impaired at June 30, 2012.  With respect to the $675,000 in gross unrealized losses related to this portfolio, 26 securities have been in a loss position for longer than 12 months while 7 securities have been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

As of June 30, 2012, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$7,000	$7,071	$-	$-
Due after five through ten years	24,715	25,379	999	1,054
Due after ten years	11,987	12,595	-	-

Total	$43,702	$45,045	$999	$1,054

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.        LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2012	2011
	(Dollars in Thousands)
One-to-four family residential	$209,649	$196,533
Multi-family residential	6,407	5,723
Commercial real estate	20,499	21,175
Construction and land development	15,352	22,226
Commercial business	646	814
Consumer	551	613

Total loans	253,104	247,084

Undisbursed portion of loans-in-process	(2,195)	(3,773)
Deferred loan costs, net	784	564
Allowance for loan losses	(3,116)	(3,364)

Net loans	$248,577	$240,511

The following table summarizes the loans individually evaluated for impairment by loan segment at June 30, 2012:

	One- to four-			Construction
	family	Multi-family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$27,310	$918	$600	$3,255	$-	$-	$32,083
Collectively evaluated for impairment	182,339	5,489	19,899	12,097	646	551	221,021
Total loans	$209,649	$6,407	$20,499	$15,352	$646	$551	$253,104

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2011:

	One- to four-			Construction
	family	Multi-family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Total
			(Dollars in Thousands)
Individually evaluated for impairment	$7,652	$-	$545	$3,235	$-	$-	$11,432
Collectively evaluated for impairment	188,881	5,723	20,630	18,991	814	613	235,652
Total loans	$196,533	$5,723	$21,175	$22,226	$814	$613	$247,084

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
		(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$11,242	$1,259	$16,068	$27,310	$27,580
Commercial real estate	-	-	600	600	600
Multi-family residential	-	-	918	918	918
Construction and land development	-	-	3,255	3,255	3,255
Total Loans	$11,242	$1,259	$20,841	$32,083	$32,353

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
		(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$7,652	$495	$-	$7,652	$8,402
Commercial real estate	-	-	545	545	545
Construction and land development	-	-	3,235	3,235	6,846
Total Loans	$7,652	$495	$3,780	$11,432	$15,793

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Nine months ended
	June 30,
	2012	2011
	(Dollars in Thousands)
Average recorded investment in impaired loans	$19,290	$9,053
Interest income recognized on an accrual basis on impaired loans	386	170
Interest income recognized on a cash basis on impaired loans	265	144

Federal banking regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system.  We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following tables present the classes of the loan portfolio in which a formal risk weighting system was utilized summarized by the aggregate “Pass”, the criticized category of “special mention”, and the classified category of “substandard” within the Company’s risk rating system.  The Company had no loans classified as “doubtful” or “loss” at the dates presented.

	June 30, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,489	$-	$918	$-	$6,407
Commercial real estate	19,899	-	600	-	20,499
Construction and land development	12,097	-	3,255	-	15,352
Commercial business	646	-	-	-	646
Total Loans	$38,131	$-	$4,773	$-	$42,904

	September 30, 2011
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,723	$-	$-	$-	$5,723
Commercial real estate	20,630	-	545	-	21,175
Construction and land development	11,917	3,901	6,408	-	22,226
Commercial business	814	-	-	-	814
Total Loans	$39,084	$3,901	$6,953	$-	$49,938

The following tables represent loans in which a formal risk rating system was not utilized, but loans were segregated between performing and non-performing based on delinquency status:

	June 30, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$198,603	$11,046	$209,649
Consumer	551	-	551
Total Loans	$199,154	$11,046	$210,200

	September 30, 2011
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$186,219	$10,314	$196,533
Consumer	613	-	613
Total Loans	$186,832	$10,314	$197,146

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	June 30, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$203,758	$3,205	$2,686	$-	$3,205	$209,649	$11,046
Multi-family residential	6,407	-	-	-	-	6,407	-
Commercial real estate	19,174	725	600	-	725	20,499	600
Construction and land development	14,694	-	658	-	-	15,352	658
Commercial business	646	-	-	-	-	646	-
Consumer	536	15	-	-	15	551	-
Total Loans	$245,215	$3,945	$3,944	$-	$3,945	$253,104	$12,304

	September 30, 2011
	Current	30-89 Days Past Due	90 Days + Past Due	90 Days+ Past Due and Accruing	Total Past Due and Accruing	Total Loans	Non- Accrual
	(Dollars in Thousands)
One-to-four family residential	$190,822	$3,048	$2,663	$-	$3,048	$196,533	$10,314
Multi-family residential	5,723	-	-	-	-	5,723	-
Commercial real estate	20,272	358	545	-	358	21,175	545
Construction and land development	20,454	-	1,772	-	-	22,226	1,772
Commercial business	814	-	-	-	-	814	-
Consumer	613	-	-	-	-	613	-
Total Loans	$238,698	$3,406	$4,980	$-	$3,406	$247,084	$12,631

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrower and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the nine month periods ended June 30, 2012 and 2011:

	June 30, 2012

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(295)	-	-	(303)	-	-	-	(598)
Recoveries	-	-	-	-	-	-	-	-
Provision	328	44	(50)	(256)	1	-	283	350
ALLL balance at June 30, 2012	$1,684	$51	$171	$922	$4	$1	$283	$3,116

Individually evaluated for impairment	$1,259	$-	$-	$-	$-	$-	$-	$1,259
Collectively evaluated for impairment	425	51	171	922	4	1	283	1,857

The provision credit in the construction and land development loans category related to payoffs and the reclassification to “pass” of certain loans.  The credit in commercial real estate loan category was due to the re-evaluation of certain impaired loans which were, upon re-evaluation, determined to have no impairment.

			June 30, 2011

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

There were no troubled debt restructuring modifications approved during the three or nine month periods ended June 30, 2012.  At June 30, 2012, the Company had five one-to-four family residential loans classified as troubled debt restructurings.  These loans were all to the same borrower and are related to a 133-unit completed condominium project in Philadelphia.  The loans were originally classified as construction loans but reclassified upon the completion of construction.  There was a $99,000 decrease in interest income during the nine months ended June 30, 2012 as a result of the restructuring.  These loans have a specific allocation of $1.2 million and are on non-accrual.  All of the troubled debt restructurings involved changes in the interest rates on the loans; no debt was forgiven.  At June 30, 2012, the troubled debt restructurings were performing in accordance with the modified terms.

5.        DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2012		2011

	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Money market deposit accounts	$71,490	16.3%	$75,649	17.4%
Interest-bearing checking accounts	33,093	7.5	29,658	6.8
Non-interest-bearing checking accounts	5,550	1.3	3,847	0.9
Passbook, club and statement savings	70,236	16.0	70,623	16.2
Certificates maturing in six months or less	85,211	19.4	52,539	12.0
Certificates maturing in more than six months	173,498	39.5	203,698	46.7

Total	$439,078	100.0%	$436,014	100.0%

Certificates of $100,000 and over totaled $101.1 million as of June 30, 2012 and $97.4 million as of September 30, 2011.

6.	INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2012	2011
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$33	$69
Allowance for loan losses	2,787	2,695
Real estate owned expenses	194	101
Nonaccrual interest	178	128
Accrued vacation	88	78
Capital loss carryforward	1,981	1,986
Impairment loss	1,544	1,510
Split dollar life insurance	7	31
Post-retirement benefits	169	176
Employee benefit plans	374	345

Total deferred tax assets	7,355	7,119
Valuation allowance	(2,035)	(2,009)
Total deferred tax assets, net of valuation allowance	5,320	5,110

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,267	1,161
Property	526	545
Mortgage servicing rights	-	1
Deferred loan fees	267	192

Total deferred tax liabilities	2,060	1,899

Net deferred tax asset	$3,260	$3,211

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance with respect to the capital loss and impairment loss totaled in the aggregate $2.0 million at June 30, 2012.  The gross deferred asset related to impairment losses increased by $26,000 during the nine months ended June 30, 2012 while the corresponding valuation allowance increased by $34,000, resulting in an decrease in income tax expense of $8,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Operations as a component of income tax expense.  As of June 30, 2012, the Internal Revenue Service has completed an audit of the Company’s tax returns for the year ended September 30, 2010 and there were no adverse findings.  The Company’s federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.           STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under the RRP.  As of June 30, 2012, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of June 30, 2012, 106,198 shares had become fully vested and no shares had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During the three months and nine months ended June 30, 2012 and 2011, $97,000 and $292,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $3,000 was recognized during the three months ended June 30, 2012, while a tax benefit of $31,000 was recognized during the nine months ended June 30, 2012. A tax benefit of $7,000 and $39,000 was recognized during the three and nine months ended June 30, 2011.  At June 30, 2012, approximately $599,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2012 is presented in the following table:

	Nine Months Ended
	June 30, 2012
		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested stock awards at October 1, 2011	108,460	$11.10
Issued	-	-
Vested	(35,776)	11.12
Nonvested stock awards at the June 30, 2012	72,684	$11.10

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for issuance pursuant to the Stock Option Plan.  As of June 30, 2012, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of June 30, 2012, 262,613 options were vested and none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of June 30, 2012 and changes during the nine month period ended June 30, 2012 are presented below:

	Nine Months Ended
	June 30, 2012
	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at October 1, 2011	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2012	442,400	$11.12
Exercisable at June 30, 2012	262,613	$11.13

The weighted average remaining contractual term was approximately 6.5 years for options outstanding as of June 30, 2012.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  No grants were made in fiscal 2011 or the first three quarters of fiscal 2012.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used:

	Granted Fiscal Year Ended
	2009	2010
Dividend yield	1.79%	2.10%
Expected volatility	27.94%	28.95%
Risk-free interest rate	1.96%	3.10%
Expected life of options	6.5 years	6.5 years

During the three months and nine months ended June 30, 2012 and 2011, $61,000 and $183,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $18,000, respectively, was recognized during the three and nine months ended June 30, 2012 and 2011.  At June 30, 2012, approximately $376,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.5 years.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2012, the Company had $9.7 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.00% to 6.00%.  At September 30, 2011, the Company had $7.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.125% to 7.25%.

The aggregate undisbursed portion of loans-in-process amounted to $2.2 million and $3.8 million, respectively, at June 30, 2012 and September 30, 2011.

The Company also had commitments under unused lines of credit of $6.4 million and $7.8 million at June 30, 2012 and September 30, 2011, respectively, and letters of credit outstanding of $676,000 at both June 30, 2012 and September 30, 2011.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2012, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and September 30, 2011, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of June 30, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
		(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$1,054	$-	$1,054
Mortgage-backed securities - U.S. Government agencies	-	73,270	-	73,270
Mortgage-backed securities - Non-agency	-	3,896	-	3,896
FHLMC preferred stock	7	-	-	7
Total	$7	$78,220	$-	$78,227

Those assets as of September 30, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
		(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$9,424	$-	$9,424
Mortgage-backed securities - U.S. Government agencies	-	61,583	-	61,583
Mortgage-backed securities - Non-agency	-	4,357	-	4,357
FHLMC preferred stock	6	-	-	6
Total	$6	$75,364	$-	$75,370

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

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement.  Specific allocations were calculated for impaired loans with carrying amounts totaling $32.1 million at June 30, 2012. The collateral underlying these loans had a fair value of $30.8 million resulting in specific reserves in the allowance for loan losses of $1.3 million.

Transfer of Impaired Loans into Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement.  Thus the evaluations are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement.

 Summary of Non-Recurring Fair Value Measurements

	At June 30, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$30,824	$-	$30,824
Real estate owned	-	2,182	-	$2,182
Total	$-	$33,006	$-	$33,006

	At September 30, 2011
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,937	10,937
Real estate owned	-	2,268	-	2,268
Total	$-	$2,268	$10,937	$13,205

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

			Fair Value Measurements at
			June 30, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
Assets:
Cash and cash equivalents	$92,737	$92,737	$92,737	$-	$-
Investment and mortgage-backed securities available for sale	78,227	78,227	7	78,220	-
Investment and mortgage-backed securities held to maturity	63,734	67,147	-	67,147	-
Loans receivable, net	248,577	254,975	-	-	254,975
Accrued interest receivable	1,700	1,700	1,700	-	-
Federal Home Loan Bank stock	2,475	2,475	2,475	-	-
Bank owned life insurance	7,457	7,457	7,457	-	-

Liabilities:
Checking accounts	38,643	38,643	38,643	-	-
Money market deposit accounts	71,490	71,490	71,490	-	-
Passbook, club and statement savings accounts	70,236	70,236	70,236	-	-
Certificates of deposit	258,709	264,100	-	264,100	-
Advances from Federal Home Loan Bank	514	514	-	514	-
Accrued interest payable	1,866	1,866	1,866	-	-
Advances from borrowers for taxes and insurance	1,884	1,884	1,884	-	-

	September 30
	2011

	Carrying	Fair
	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$53,829	$53,829
Investment and mortgage-backed securities available for sale	75,370	75,370
Investment and mortgage-backed securities held to maturity	108,956	112,721
Loans receivable, net	240,511	248,382
Accrued interest receivable	2,026	2,026
Federal Home Loan Bank stock	2,887	2,887
Bank owned life insurance	6,180	6,180

Liabilities:
Checking accounts	33,505	33,505
Money market deposit accounts	75,649	75,649
Passbook, club and statement savings accounts	70,623	70,623
Certificates of deposit	256,237	262,489
Advances from Federal Home Loan Bank	570	570
Accrued interest payable	2,420	2,420
Advances from borrowers for taxes and insurance	1,090	1,090

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

10.        SUBSEQUENT EVENT

During July 2012, the Company sold approximately $21.6 million of mortgage-backed securities at a pre-tax gain of approximately $2.1 million, which will be recognized in the fourth quarter of fiscal 2012.  The primary purpose of the sale was to preserve a portion of the deferred tax asset related to the capital loss carryforward resulting from the redemption in kind of a mutual fund (See note 6).  The transaction also improved the Company’s risk exposure to the effect of future interest rate increases.

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
●
Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the lending policy

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, and loans or properties collateralizing loans transferred into real estate owned at fair value on a non-recurring basis.

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

Market Overview.  The market dislocations experienced in the financial market beginning in 2007 have continued through 2011 and into 2012.  One of the primary sources of the difficulties in the market is the significant declines experienced in the housing market throughout the country.  While the Philadelphia area has not suffered the wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the local economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration during the fiscal year ended 2011 necessitated large charge-offs and related loan loss provision expense.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the three and nine month periods ended June 30, 2012 and 2011.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND SEPTEMBER 30, 2011

At June 30, 2012, the Company had total assets of $503.9 million, an increase of $4.4 million from $499.5 million at September 30, 2011.  The increase was primarily attributable to  increases of $38.9 million in cash and cash equivalents and $8.1 million in net loans.  These increases were substantially offset by a $42.4 million decrease in the investment and mortgage-backed securities portfolio.  During fiscal 2012, in particular the third quarter, the Company received the proceeds from securities called which we are in the process of deploying primarily into U.S. government agency securities and residential mortgage loans.

Total liabilities increased $2.7 million to $444.7 million at June 30, 2012 from $442.1 million at September 30, 2011.  The increase was primarily the result of a $3.1 million increase in deposits.

Stockholders’ equity increased by $1.7 million to $59.2 million at June 30, 2012 from $57.5 million at September 30, 2011.  The increase primarily reflected net income of $948,000 for the nine months ended June 30, 2012.  Also contributing to the increase was the amortization of expenses associated with employee stock benefit plans of $564,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Net income.  The Company reported net income of $460,000 for the quarter ended June 30, 2012, as compared to net income of $1.2 million for the quarter ended June 30, 2011.  For the nine months ended June 30, 2012, the Company recognized net income of $948,000 as compared to a net loss of $784,000 for the comparable period in 2011.  The loss incurred for the nine month period in 2011 was due primarily to the establishment of substantial loan loss provisions in the second quarter of fiscal 2011 as a result of the substantial decline in the value of collateral securing two significant construction loans.

Net interest income.    Net interest income decreased $375,000 or 9.9% to $3.4 million for the three months ended June 30, 2012 as compared to $3.8 million for the same period in 2011.  The decrease reflected the effects of a $626,000 or 11.5% decrease in interest income partially offset by a $251,000 or 14.9% decrease in interest expense.  The decrease in interest income resulted primarily from a 50 basis point decrease to 4.03% in the weighted average yield earned on interest-earning assets.  The weighted average yield primarily declined as a result of the calls for redemption of investment securities, the proceeds from which were re-invested in securities bearing lower interest rates consistent with the current market.  Also contributing to the decrease was a $2.1 million or 0.4% decrease in the average balance of interest-earning assets for the three months ended June 30, 2012, as compared to the same period in 2011.  The decrease in interest expense resulted primarily from a 20 basis point decrease to 1.32% in the weighted average rate paid on interest-bearing liabilities.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.  Also contributing to the decrease was a $7.3 million or 1.7% decrease in the average balance of interest-bearing liabilities for the three months ended June 30, 2012, as compared to the same period in 2011.

For the nine months ended June 30, 2012, net interest income decreased $847,000 or 7.7% to $10.2 million as compared to $11.0 million for the same period in 2011. The decrease was due to a $1.9 million or 11.7% decrease in interest income partially offset by a $1.1 million or 19.6% decrease in interest expense.  The decrease in interest income resulted primarily from a 39 basis point decrease to 4.07% in the weighted average yield earned on interest-earning assets.  Also contributing to the decrease was a $15.4 million or 3.1% decrease in the average balance of interest-earning assets.  The majority of the decline in the average yield reflected the 81 basis point decline in the yield earned on the investment portfolio as called investments were re-invested at lower current market interest rates.  The decrease in interest expense resulted from a 26 basis point decrease to 1.36% in the weighted average rate paid on interest-bearing liabilities.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.   Also contributing to the decrease was a $18.0 million or 4.0% decrease in the average balance of interest-bearing liabilities for the nine months ended June 30, 2012, as compared to the same period in 2011.

For the quarter ended June 30, 2012, the net interest margin was 2.83%, as compared to 3.13% for the same period in 2011.  For the nine months ended June 30, 2012, the net interest margin was 2.83%, as compared to 2.97% for the same period in 2011.  The decrease in the net interest margin in the 2012 periods was primarily due to the shift in the composition of interest-earning assets to increased amounts of cash and cash equivalents as higher yielding investment securities were called and repaid during the current periods with the Company not completing the re-investment of the proceeds during the 2012 periods.

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

	Three Months
	Ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$80,634	$527	2.61%	$113,556	$904	3.18%
Mortgage-backed securities	96,401	985	4.09	90,042	1,052	4.67
Loans receivable(1)	241,149	3,281	5.44	241,745	3,480	5.76
Other interest-earning assets	61,501	35	0.23	36,413	18	0.20
Total interest-earning assets	479,685	4,828	4.03	481,756	5,454	4.53
Cash and non-interest-bearing balances	2,616			3,040
Other non-interest-earning assets	17,531			18,857
Total assets	$499,832			$503,653
Interest-bearing liabilities:
Savings accounts	$70,284	100	0.57	$69,638	162	0.93
Money market deposit and NOW accounts	103,346	118	0.46	106,306	198	0.75
Certificates of deposit	259,200	1,212	1.87	264,246	1,321	2.00
Total deposits	432,830	1,430	1.32	440,190	1,681	1.53
Advances from Federal Home Loan Bank	523	1	0.76	585	1	0.68
Advances from borrowers for taxes and
insurance	1,392	1	0.29	1,268	1	0.32
Total interest-bearing liabilities	434,745	1,432	1.32	442,043	1,683	1.52
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,273			3,328
Other liabilities	2,074			3,168
Total liabilities	441,092			448,539
Stockholders’ equity	58,740			55,114
Total liabilities and stockholders’ equity	$499,832			$503,653
Net interest-earning assets	$44,940			$39,713
Net interest income; interest rate spread		$3,396	2.71%		$3,771	3.01%
Net interest margin(2)			2.83%			3.13%

Average interest-earning assets to average
interest-bearing liabilities		110.34%			108.98%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$85,915	$1,731	2.69%	$109,089	$2,863	3.50%
Mortgage-backed securities	91,713	3,004	4.37	90,292	3,206	4.73
Loans receivable(1)	239,689	9,800	5.45	248,902	10,411	5.58
Other interest-earning assets	62,232	89	0.19	46,673	73	0.21
Total interest-earning assets	479,549	14,624	4.07	494,956	16,553	4.46
Cash and non-interest-bearing balances	2,753			3,118
Other non-interest-earning assets	17,906			18,316
Total assets	$500,208			$516,390
Interest-bearing liabilities:
Savings accounts	$69,829	324	0.62	$69,803	581	1.11
Money market deposit and NOW accounts	104,069	391	0.50	106,741	595	0.74
Certificates of deposit	259,455	3,717	1.91	276,785	4,337	2.09
Total deposits	433,353	4,432	1.36	453,329	5,513	1.62
Advances from Federal Home Loan Bank	547	3	0.73	597	4	0.89
Advances from borrowers for taxes and
insurance	1,483	4	0.36	1,438	4	0.37
Total interest-bearing liabilities	435,383	4,439	1.36	455,364	5,521	1.62
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	4,041			3,098
Other liabilities	2,578			4,361
Total liabilities	442,002			462,823
Stockholders’ equity	58,207			55,567
Total liabilities and stockholders’ equity	$500,209			$518,390
Net interest-earning assets	$44,166			$39,592
Net interest income; interest rate spread		$10,185	2.71%		$11,032	2.84%
Net interest margin(2)			2.83%			2.97%

Average interest-earning assets to average
interest-bearing liabilities		110.14%			108.69%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.

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

Our methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

The Company established a provision for loan losses of $100,000 for the quarter ended June 31, 2012 and $350,000 for the nine month period ended June 30, 2012 as compared to $-0- and $4.2 million, respectively, for the comparable periods in 2011.  The higher level of provisions in the nine months ended September 30, 2011 reflected primarily the decrease in the value of the collateral securing two construction development projects.  At June 30, 2012, the Company’s non-performing assets totaled $14.5 million or 2.9% of total assets as compared to $14.9 million or 3.0% at September 30, 2011.  Non-performing assets at June 30, 2012 included $12.3 million in non-performing loans of which $11.0 million were one-to-four family residential loans, $658,000 were construction and land development loans and $600,000 were commercial real estate loans.  Included in the $11.0 million of non-performing one-to-four family residential loans were $8.4 million in troubled debt restructurings which are performing in accordance with the revised contractual terms of the loans but were placed on non-accrual at the time the restructuring was completed during the first quarter of fiscal 2011.  These troubled debt restructurings relate to a 133-unit completed condominium project in Philadelphia and consist of five loans extended to the same borrower.  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $2.2 million.  The allowance for loan losses totaled $3.1 million, or 1.2% of total loans and 25.3% of non-performing loans at June 30, 2012 as compared to $3.4 million, or 1.4% of total loans and 26.6% of non-performing loans at September 30, 2011.  The decline in the allowance resulted from charge-offs.

Non-interest income.    Non-interest income amounted to $188,000 and $495,000 for the three and nine month periods ended June 30, 2012, compared with $186,000 and $495,000 for the same periods in 2011.

Non-interest expense.  For the quarter ended June 30, 2012, non-interest expense increased $377,000 compared to the same period in the prior year, while non-interest expense increased $571,000 for the nine month period ended June 30, 2012 compared to the same period in the prior year.  The increases in each of the 2012 periods primarily related to increases in salaries and employee benefits, most notably increases in the funding required for maintenance of the employee defined benefit pension plan.

Income tax expense.   The Company recorded an income tax expense for the quarter and nine months ended June 30, 2012 of $88,000 and $582,000, respectively, compared to income tax expense of $227,000 for the quarter ended June 30, 2011 and an income tax benefit of $98,000 for the nine months ended June 30, 2011.  The tax expense during the quarter ended June 2012 was positively impacted by the decrease in the valuation allowance related to the deferred tax asset for the capital loss carryforward created in connection with the previously disclosed redemption in kind of a mutual fund.  The income tax benefit in the nine month period ended June 30, 2011 was recognized as a result of the operating loss for the period.  In order to preserve a portion of the deferred tax asset related to the capital loss carryforward resulting from the redemption, during July 2012, the Company sold $21.6 million of mortgage-backed securities at a pre-tax gain of $2.1 million, which will be recognized in the fourth quarter of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2012, our cash and cash equivalents amounted to $92.7 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $78.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2012, the Company had $9.7 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.4 million and letters of credit outstanding of $676,000 at June 30, 2012.  Certificates of deposit at June 30, 2012 maturing in one year or less totaled $159.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  However, our use of FHLB advances has been modest.  At June 30, 2012, we had $514,000 in outstanding FHLB advances and had the ability to obtain an additional $126.5 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2012 and September 30, 2011 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2012:
Tier 1 capital (to average assets)
The Company	11.35%	4.0%	N/A
The Bank	10.56%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	26.89%	4.0%	N/A
The Bank	25.04%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	28.15%	8.0%	N/A
The Bank	26.29%	8.0%	10.0%

September 30, 2011:
Tier 1 capital (to average assets)
Company	11.06%	4.0%	N/A
Bank	10.23%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	25.54%	4.0%	N/A
Bank	23.62%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	26.79%	8.0%	N/A
Bank	24.87%	8.0%	10.0%

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

In recent years, we primarily have reduced our investment in longer term fixed-rate callable agency bonds and increased our portfolio of step-up callable agency bonds and agency issued mortgage-backed securities.  However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.6% to 25.4%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 3.12%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$19,331	$28,975	$38,340	$17,666	$33,923	$138,235
Loans receivable(3)	27,063	55,552	93,451	42,802	32,041	250,909
Other interest-earning assets(4)	92,313	-	-	-	-	92,313
Total interest-earning assets	$138,707	$84,527	$131,791	$60,468	$65,964	$481,457

Interest-bearing liabilities:
Savings accounts	$2,000	$4,811	$9,551	$8,762	$45,855	$70,979
Money market deposit and NOW accounts	4,012	12,038	23,984	17,944	45,862	103,840
Certificates of deposit	54,612	105,089	64,585	34,423	-	258,709
Advances from Federal Home Loan Bank	136	38	340	-	-	514
Advances from borrowers for taxes and insurance	1,884	-	-	-	-	1,884
Total interest-bearing liabilities	$62,644	$121,976	$98,460	$61,129	$91,717	$435,926

Interest-earning assets less interest-bearing liabilities	$76,063	($37,449)	$33,331	($661)	($25,753)	$45,531

Cumulative interest-rate sensitivity gap (5)	$76,063	$38,614	$71,945	$71,284	$45,531

Cumulative interest-rate gap as a percentage of total assets at June 30, 2012	15.09%	7.66%	14.28%	14.15%	9.04%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2012	221.42%	120.92%	125.42%	120.71%	110.44%

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

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as variable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their variable-rate loans may be adversely affected in the event of an interest rate increase.

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of June 30, 2012 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$66,754	$(15,891)	(19.23)%	14.20%	(1.88)%
200	75,811	(6,834)	(8.27)%	15.54%	(0.54)%
100	82,325	(320)	(0.39)%	16.34%	0.26%
Static	82,645	-	-	16.08%	-
(100)	76,822	(5,823)	(7.05)%	14.83%	(1.25)%
(200)	74,869	(7,776)	(9.41)%	14.29%	(1.79)%
(300)	79,403	(3,242)	(3.92)%	14.96%	(1.12)%

At June 30, 2012, the Company’s NPV was $82.6 million or 16.08% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $75.8 million or 13.5% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decline of 254 basis points.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not applicable

(b)   Not applicable

(c)   There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended June 30, 2012.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: August 14, 2012	By: /s/ Thomas A. Vento
Thomas A. Vento
President and Chief Executive Officer

Date: August 14, 2012	By: /s/Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer