Form 10-K
period 2012-09-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2012-12-21
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $5.37 on March 30, 2012, the last business day of the Registrant’s second quarter was approximately $10.3 million (10,023,495) shares outstanding less approximately 8.1 million shares held by affiliates at $5.37 per share).  Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 1, 2012 there were 10,023,495 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. of Pennsylvania and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2012

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements” based on management’s current expectations. Prudential Bancorp, Inc. of Pennsylvania’s (the “Company” or “Prudential Bancorp”) actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. These forward looking statements are intended to be covered by the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation which was organized as a mid-tier holding company for Prudential Savings Bank, a Pennsylvania-chartered, FDIC-insured savings bank (the “Bank” or “Prudential Savings Bank”).  The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank.  As of September 30, 2012, the Company, on a consolidated basis, had total assets of approximately $490.5 million, total deposits of approximately $425.6 million, and total stockholders’ equity of approximately $59.8 million.

The Company was formed when the Bank reorganized from a mutual savings bank into a mutual holding company structure in March 2005.  Prudential Mutual Holding Company, a Pennsylvania mutual holding company, is the mutual holding company parent of the Company.  As of September 30, 2012, Prudential Mutual Holding Company owned 74.6% (7,478,062 shares) of the Company’s outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

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

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans in the market area.  Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio.  This focus has continued as we have decreased in recent periods the Company’s involvement in construction and land development lending due to adverse market conditions.  Construction and land development loans decreased from $42.6 million or 16.5% of the total loan portfolio at September 30, 2008 to $14.9 million or 5.7% of the total loan portfolio at September 30, 2012.  If there is improvement in the real estate market, as well as the Company’s asset quality situation, the Company’s involvement in construction and land development lending may increase in the future.  See “-Asset Quality”.

The investment and mortgage-backed securities portfolio has decreased by $55.2 million to $129.1 million at September 30, 2012 from $184.3 million at September 30, 2011.  The decrease was due to securities sold and called, the proceeds of which at September 30, 2012 were still in the process of being deployed primarily into the purchase of U.S. government agency securities and the origination of residential mortgage loans.  A significant portion of the investment securities consist of debt and mortgage-backed securities issued by government sponsored enterprises (“GSEs”) or U.S. government agencies.  At September 30, 2012, the investment and mortgage-backed securities had an aggregate gross unrealized loss of $343,000 which reflected primarily unrealized losses related to non-agency mortgage-backed securities in the portfolio due in large part to continued turbulence in the mortgage industry.

At September 30, 2012, the Company’s non-performing assets totaled $16.0 million or 3.3% of total assets as compared to $14.9 million or 3.0% of total assets at September 30, 2011.  Non-performing assets at September 30, 2012 included $14.0 million in non-performing loans of which $12.7 million consisted of one-to-four family residential loans, $517,000 were construction and land development loans and $755,000 consisted of commercial real estate loans.  Included in the $12.7 million of non-performing one-to four-family residential loans were $8.1 million of troubled debt restructurings.  These troubled debt restructurings relate to a 133-unit completed condominium project in Philadelphia and consist of five loans extended to the same borrower.  Non-performing assets also included seven one-to-four family residential real estate owned properties totaling $2.0 million.  The allowance for loan losses totaled $1.9 million, or 0.7% of total loans and 13.4% of total non-performing loans at September 30, 2012. See “-Asset Quality”.

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

Since 2008, the Philadelphia area has been affected by the downturn in the national economy.  Manufacturers and retailers reported declines.  In general, overall credit quality of bank loans deteriorated and residential real estate sales, construction activity, and commercial real estate investment declined.  The deterioration in the local economy had a negative impact on the Bank’s loan portfolio which was the primary factor in the determination to increase provisions for loan losses and charge-offs in recent periods.  See “-Asset Quality”.

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

Lending Activities

General.  At September 30, 2012, the net loan portfolio totaled $260.7 million or 53.1% of total assets.  Historically, the principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family” homes secured by properties located in the Company’s market area.

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

Loan Portfolio Composition.  The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$222,793	84.64%	$196,533	79.53%	$197,164	74.96%	$201,396	75.98%	$191,344	74.02%
Multi-family residential	5,051	1.92%	5,723	2.32%	4,006	1.52%	4,178	1.58%	2,801	1.08%
Commercial real estate	19,333	7.35%	21,175	8.57%	19,710	7.49%	19,907	7.51%	20,518	7.94%
Construction and land development	14,873	5.65%	22,226	9.00%	40,650	15.46%	36,764	13.87%	42,634	16.49%
Total real estate loans	262,050	99.56%	245,657	99.42%	261,530	99.43%	262,245	98.94%	257,297	99.53%
Commercial business	632	0.24%	814	0.33%	893	0.34%	2,232	0.84%	465	0.18%
Consumer	523	0.20%	613	0.25%	595	0.23%	586	0.22%	739	0.29%
Total loans	263,205	100.00%	247,084	100.00%	263,018	100.00%	265,063	100.00%	258,501	100.00%
Less:
Undisbursed portion of loans in process	1,629		3,773		5,366		6,281		13,515
Deferred loan costs	(989)		(564)		(590)		(644)		(574)
Allowance for loan losses	1,881		3,364		3,151		2,732		1,591
Net loans	$260,684		$240,511		$255,091		$256,694		$243,969

(1)	Includes home equity loans and lines of credit totaling $8.1 million and $11.7 million, respectively, as of September 30, 2012.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of loans as of September 30, 2012, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2012 in:
One year or less	$8,594	$166	$1,196	$4,970	$20	$81	$15,027
After one year through two years	11,933	-	1,302	5,216	-	25	18,476
After two years through three years	2,004	170	2,930	4,201	53	127	9,485
After three years through five years	9,861	520	4,936	486	-	156	15,959
After five years through ten years	56,104	3,672	8,324	-	92	134	68,326
After ten years through fifteen years	60,656	381	317	-	332	-	61,686
After fifteen years	73,641	142	328	-	135	-	74,246
Total	$222,793	$5,051	$19,333	$14,873	$632	$523	$263,205

The following table shows the dollar amount of all loans due after one year from September 30, 2012, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$206,804	$7,395	$214,199
Multi-family residential	4,885	-	4,885
Commercial real estate	17,303	834	18,137
Construction and land development	1,368	8,535	9,903
Commercial business	612	-	612
Consumer	442	-	442
Total	$231,414	$16,764	$248,178

(1)  Includes home equity loans and lines of credit.

The Company originates one, three, and five year adjustable-rate mortgages, consisted primarily of one-to four-family residential mortgage loans.  None of these mortgages had artificially low initial interest rates at the date of origination commonly known as “teaser rates” as of September 30, 2012.

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

Single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors. At both September 30, 2012 and September 30, 2011, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  Prudential Savings Bank does not originate and has not in the past originated subprime loans.

In addition, the Company utilizes correspondents to assist in the origination of single-family residential loans.  However, all of such loans are underwritten by us using the Bank’s underwriting criteria and are approved by the executive committee or the full board of directors prior to loan closing.  We also occasionally purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in the Company’s market area.  Such participations are reviewed for compliance with our underwriting criteria and are approved by the executive committee or the full board before they are purchased.  Generally, loan purchases have been without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular updates, including inspections reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender.

The Company has sold participation interests in construction and land development loans originated by it to other institutions in its market area.  When we have sold participation interests, it has been done without recourse.  We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal loans to one borrower limits.  With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.  In addition, beginning in fiscal 2002, we have sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors.  Such sales provide for a limited amount of recourse.  There were no loan sales during the fiscal years ended September 30, 2012 and 2011.  At September 30, 2012, the Company’s recourse exposure was approximately $64,000.

As part of the Bank’s loan policy, we are permitted, subject to certain exceptions as approved by the loan committee, to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses.  At September 30, 2012, the Bank’s loans to one borrower limit pursuant to our loan policy was approximately $8.5 million.  At September 30, 2012, our three largest loans to one borrower and related entities amounted to $12.2 million, $11.8 million, and $9.8 million.  All of such loans were performing in accordance with their terms, as revised in certain cases, and primarily consist of loans to fund single-family residential construction projects.  All three of the borrowers referenced above are members of a limited partnership to which the Company has extended as of September 30, 2012 loans totaling $8.1 million, all of which are included in the loan amounts referenced above.  The loans to the limited partnership are in non-accrual status due to impairment issues related to collateral valuation.  Policy exceptions were made related to these borrowing relationships in order to protect the Bank’s security interest in the existing loans.  For more information regarding such loans, see “Lending Activities - Construction and Land Development Lending”.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2012	2011	2010
	(In Thousands)
Loan originations (1)
One- to four-family residential	$60,913	$27,947	$28,120
Multi-family residential	770	1,891	300
Commercial real estate	1,576	2,487	915
Construction and land development	7,960	9,622	20,929
Commercial business	1,049	986	2,941
Consumer	193	370	302
Total loan originations	72,461	43,303	53,507
Loans purchased	1,624	-	-
Total loans originated and acquired	74,085	43,303	53,507
Loans sold	-	-	-
Loans transferred to real estate owned	223	461	1,692
Loan principal repayments	53,302	52,914	52,456
Total loans sold and principal repayments	53,525	53,375	54,148
Decrease due to other items, net (2)	(387)	(4,508)	(962)
Net (decrease) increase in loan portfolio	$20,173	$(14,580)	$(1,603)

(1)	Includes loan participations with other lenders.

(2)
Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.  The 2012 balance consisted primarily of the $725,000 loan loss provision expense offset by in part by a $338,000 accretion of deferred loan fee income.  The 2011 balance consisted primarily of $4.6 million loan loss provision expense partially offset by a $122,000 accretion of deferred loan fee income.  The 2010 balance consisted primarily of the $1.1 million loan loss provision expense offset by in part by a $148,000 accretion of deferred loan fee income.

One- to Four-Family Residential Mortgage Lending.  The primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residential properties located in the Company’s market area.  Our single-family residential mortgage loans are obtained through the lending department and branch personnel as well as through correspondents.  The balance of such loans increased from $191.3 million or 74.0% of total loans at September 30, 2008 to $222.8 million, or 84.6% of total loans at September 30, 2012.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board.  All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program.  No sales occurred during the past three fiscal years.  We service all loans that we have originated, including loans that we subsequently sell. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.  We also offer adjustable-rate mortgage (“ARM”) and balloon loans, which are structured as shorter term fixed-rate loans (generally 15 years or less) followed by a final payment of the full amount of the principal due at the maturity date.  However, due to local market conditions, originations of such loans have been limited in recent years.  At September 30, 2012, $6.3 million, or 3.1%, of our one- to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of ARM loans.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $8.1 million and $11.7 million, respectively, at September 30, 2012.  The unused portion of home equity lines was $5.2 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office.  While there has been recent decline in some collateral values due to the weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending.  We have been an active originator of construction and land development loans for more than 25 years.   Construction loan originations prior to 2007 was a growth area for us because construction loans have shorter terms to maturity and they generally have floating or adjustable interest rates.  However, since 2007, our construction loan portfolio has decreased as market conditions made these loans less desirable due to the weakening of the real estate market resulting in slower sales and reduced housing prices in certain instances.  We have focused our construction lending on making loans to developers and homebuilders in our primary market area to acquire, develop and build single-family residences or condominium projects.  Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties.  At September 30, 2012, our construction and loan development loans amounted to $14.9 million, or 5.7% of our total loan portfolio.  This amount includes $1.6 million of undisbursed loans in process.  Our construction loan portfolio has decreased substantially since September 30, 2008 when construction loans amounted to $42.6 million or 16.5% of our total loan portfolio.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship.  Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan.  We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans.  Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance.  Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized.  In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis.  Additionally, construction loans are reviewed at least annually pursuant to a third party loan review.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants.  Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate.  Additional fees may be charged as funds are disbursed.  In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a pre-determined number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in Philadelphia, Pennsylvania. However, we also make construction loans in Bucks, Delaware and Montgomery Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia.  In addition, we have sold participation interests in a number of the larger construction projects, although we generally retain at least a 20% interest.  Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of the five largest construction loans.

The Bank’s largest loan relationship consists of several loans made to finance the construction and development of a 133-unit residential condominium project located in Center City Philadelphia.  The Bank along with five other banks that have participation interests in the loans advanced $29.0 million to the borrower, an established Philadelphia developer.  As the lead lender in the project, the Bank retained the largest interest in the loan, $5.8 million or 20% of the aggregate loan balance.  Construction of the units was completed in September 2010.  Sales of the units have been slower than projected and, as such, in fiscal 2011, the loans were restructured and a lower interest rate was granted in exchange for the pledging of additional collateral.  The restructured loans were classified as trouble debt restructurings and placed on non-accrual status and reflected in the Bank’s non-performing assets.  At September 30, 2012 there were 80 unsold units all of which are being used as rental properties to provide cash flow to service the debt.  As of September 30, 2012, the principal balance of the loan was $20.7 million (which reflected reductions to recognize charge-offs and discounts) with the portion retained by the Bank aggregating $8.8 million (including the additional loan referenced below).  The Bank’s interest in the loans reflected the acquisition by the Bank and another participant of the interests of two other participants in the loans.  In October 2012, the Bank and one of the participants acquired the interest of a third participant in the loans increasing the Bank's interest to $9.2 million.  In addition, in fiscal 2010 the Bank extended a new loan of $790,000 to the borrower to finance the construction of 21 commercial condominiums at the same location. During November 2012, the Bank entered into an agreement with a third party to sell all the loans for $14.0 million, which is anticipated to be completed by January 31,2013. In connection with such sale, the Bank and the other participants have agreed to extend a loan to an affiliate of the borrower in the amount of $2.25 million, the proceeds of which will be provided to the Bank and the other participants in partial payment of principal due on the loans sold to the third party.  Additional real estate collateral with an aggregate value of approximately $2.8 million will be provided to secure the loan. The new loan will initially be classified as a troubled debt restructuring.  No additional losses are anticipated to be incurred upon the consummation of the loan sale.

In June 2010, we extended a $5.1 million loan to a local real estate developer for the construction of 19 single-family homes in Bucks County Pennsylvania.  The loan has a 36 month term with interest only due during the term and a variable interest rate indexed to the Wall Street Journal prime rate plus a margin.  The loan has a floor of 6.0%.  The loan-to-value ratio at the date of origination was approximately 67% which includes certain additional collateral.  We retained the entire interest in the loan. As of September 30, 2012, the outstanding loan balance was approximately $4.2 million and 13 units have been sold with an additional four lots under agreements of sale.  The loan is performing in accordance with its terms.

In September 2009, we extended a $3.9 million construction and land development loan to a local developer to purchase land for future development of 39 single-family residential real estate units.  The loan was a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin.  The loan has a floor of 5.5% and with a maturity date after pre-approved extensions of June 2011.  During 2011, a new appraisal revealed that the market value of the collateral had substantially decreased in value.  The borrower subsequently agreed to provide additional collateral resulting in a revised loan to value ratio of 73%.  The loan has been converted to a 30 year amortizing loan with a three year balloon maturing in September 2014.  Additionally, a portion of proceeds received by the developer from the sale of units in other projects must be applied to reduce the principal of this loan.  The borrower has agreed not to develop the project until certain other projects are completed.  The modification was not considered a troubled debt restructuring as the loans were current at the time of the restructuring and the restructured loans were made at current market rates.  As of September 30, 2012, the outstanding loan balance was approximately $3.8 million.  The loan is performing in accordance with its terms.

In 2007, we extended a $2.4 million construction loan to a local developer for the purchase and renovation of a property in Center City Philadelphia.  During 2009, an additional $530,000 was made available as part of the issuance of two home equity lines of credit secured by the renovated property and the developer’s primary residence.   Although construction is complete, the property remains unsold.  The loans were modified during June 2011, being restructured to three year balloon loans bearing interest at 4.875% amortizing based on a 30 year schedule.  The modification was not considered a troubled debt restructuring as the loans were current at the time of the restructuring and the restructured loans were made at current market rates.  The loans are classified as substandard due to the need for several extensions when the loans could not be satisfied at their original maturity date as well as due to delinquency issues in prior periods.  As of September 30, 2012, the loan balance was $2.8 million.  There was a $71,000 charge-off recognized during fiscal 2012 based on a decrease in the appraised values of the loan collateral.

In March 2010, we extended a $2.5 million loan to a local real estate developer for the financing of a 5 unit condominium project in Center City Philadelphia.  The loan has a 36 month term with interest only due during the term and a variable interest rate indexed to the Wall Street Journal prime rate plus a margin.  The loan has a floor of 6.25%.  At the end of the 36 month term, the loan will convert to a five year balloon with principal and interest amortization based on a 30 year schedule.  The loan-to-value ratio at the date of origination was approximately 55% which includes certain additional collateral.  We retained the entire interest in the loan. As of September 30, 2012, the outstanding loan balance was approximately $2.5 million.  The loan is performing in accordance with its terms.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established lending relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce the Bank’s exposure.

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2012, multi-family residential and commercial real estate loans amounted in the aggregate to $24.4 million or 9.3% of the total loan portfolio.

The commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area.  At September 30, 2012, the average commercial and multi-family real estate loan size was approximately $262,000.   The largest multi-family residential or commercial real estate loan at September 30, 2012 was a $1.8 million participation interest in a loan serviced by another lender secured by a hotel in suburban Philadelphia.  The loan was performing in accordance with its terms at such date.  Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 15 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 10 years or less and amortization periods of up to 25 years.  Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.  In addition, fees are charged to the borrower at the origination of the loan.  We generally obtain personal guarantees of the principals as well as additional collateral for commercial real estate and multi-family real estate loans.

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

Various aspects of commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are reviewed by us prior to the closing of the loan.  With respect to loan participation interests we purchase, we underwrite the loans as if we were the originating lender.

Our origination of commercial real estate and multi-family loans were modest during the periods from fiscal 2010 through fiscal 2012. Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.  At September 30, 2012, $523,000, or 0.2% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $632,000 or 0.2% of the total loan portfolio at September 30, 2012.

Our commercial business loans typically are made to small to mid-sized businesses in our market area primarily to provide working capital.  Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years.  Our commercial business loans generally are secured by real estate. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans.

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

Asset Quality

General.  One of our key objectives has been, and continues to be, maintaining a high level of asset quality.  In addition to maintaining credit standards for new originations which we believe are prudent, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.  We also retain an independent, third party to undertake periodic reviews of the credit quality of a random sample of new loans as well as all of our major loans on at least an annual  basis.

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis.  These reports include information regarding all loans 30 days or more delinquent and all real estate owned properties and are provided to the Board of Directors.  The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.  When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  We generally send the borrower a written notice of non-payment after the loan is first past due.   Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment.  When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure.  In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made.  If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.  Since there has not been a significant increase in recent years in the loans that are 90 days past due in our one-to four-family residential loan portfolio, the Company was not adversely impacted by any recent government programs related to the foreclosure process.

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

Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the carrying value of the loan, or fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  The Company’s policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside the Company’s market area or consists of other than single-family residential property.  We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties.  We also conduct inspections on foreclosed properties.

We account for our impaired loans in accordance with generally accepted accounting principles.  An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management and the independent third party loan review function.  All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment.  There were $30.6 million of loans evaluated for impairment as of September 30, 2012, consisting of $25.4 million of one-to four-family residential loans, $2.6 million of commercial real estate loans, $2.6 million of construction and land development loans and $916,000 of multi-family loans.  Of the one-to four-family loans, $8.1 million related to one condominium construction project previously described herein.  Although no specific allocations were applied to these loans, there were partial charge-offs of $2.2 million applicable to the loans that were reviewed for impairment during fiscal 2012, a portion of which was expensed in prior years as part of specific allocations previously recognized.  There was $11.4 million of impaired loans as of September 30, 2011.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system.  We currently classify problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

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

Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans.  The specific components relate to certain impaired loans.  The general components cover non-classified loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions.  Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary.

We review and classify assets on a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets.  We classify assets in accordance with the management guidelines described above.  At September 30, 2012 and 2011, we had no assets classified as “doubtful” or “loss”, and  $30.6 million and  $19.0 million, respectively, of assets classified as “substandard.”  In addition, there were $6.8 million of loans designated as “special mention” as of September 30, 2011 but no loans were designated “special mention” as of September 30, 2012.

Delinquent Loans.  The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2012				September 30, 2011
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to four-family residential	10	$1,108	31	$4,624	26	$3,048	20	$2,663
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	1	233	1	241	1	358	3	545
Construction and land development	-	-	1	517	-	-	3	1,772
Commercial business	-	-	-	-	-	-	-	-
Consumer	1	1	-	-	-	-	-	-
Total delinquent loans	12	$1,342	33	$5,382	27	$3,406	26	$4,980
Delinquent loans to total net loans	0.51%		2.06%		1.42%		2.07%
Delinquent loans to total loans	0.51%		2.04%		1.38%		2.02%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding the non-performing loans and real estate owned.  The Company’s general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest.  At September 30, 2012, all of the loans listed as 90 or more days past due in the table above were in non-accrual status.  In addition, five loans totaling $8.1 million related to one condominium project discussed previously which were classified as troubled debt restructurings, were also in non-accrual status as of September 30, 2012 and 2011.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	September 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$12,904	$10,314	$-	$-	$-
Multi-family residential	-	-	-	-	-
Commercial real estate	597	545	-	-	-
Construction and land development	517	1,772	-	640	3,640
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accruing loans	14,018	12,631	-	640	3,640
Accruing loans 90 days or more past due:
One- to four-family residential	-	-	1,811	851	152
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	1,462	491	244
Construction	-	-	206	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total accruing loans 90 days or more past due	-	-	3,479	1,342	396
Total non-performing loans (1)	14,018	12,631	3,479	1,982	4,036
Real estate owned, net (2)	1,972	2,268	3,197	3,622	1,488
Total non-performing assets	$15,990	$14,899	$6,676	$5,604	$5,524
Total non-performing loans as a percentage of loans, net	5.38%	5.25%	1.36%	0.77%	1.65%
Total non-performing loans as a percentage of total assets	2.86%	2.53%	0.66%	0.39%	0.82%
Total non-performing assets as a percentage of total assets	3.26%	2.98%	1.26%	1.09%	1.13%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized only as collected.  There was $406,000 of such interest recognized during fiscal 2012 while there was $251,000 of such interest recognized for non-accrual loans for fiscal 2011.  Approximately $295,000 in additional interest income would have been recognized during the year ended September 30, 2012 if these loans had been performing during fiscal 2012.

At September 30, 2012, the Company’s non-performing assets totaled $16.0 million or 3.3% of total assets as compared to $14.9 million or 3.0% of total assets at September 30, 2011.  Non-performing assets at September 30, 2012 included $14.0 million in non-performing loans of which there were 37 one-to four-family residential loans totaling $12.9 million, one construction and land development loan totaling $517,000 and four commercial real estate loans extended to the same borrower totaling $597,000.  A principal of the borrower also has a single-family residential loan on non-accrual in the amount of $160,000 at September 30, 2012.  Included in the $12.9 million of non-performing one-to four-family residential loans were $8.1 million of troubled debt restructurings.  These troubled debt restructurings relate to a 133-unit completed condominium project in Philadelphia and consist of five loans extended to the same borrower.  (See “Lending Activities – Construction and Land Development Lending” for information regarding this loan relationship including the proposed sale of the loans to a third party).  Non-performing assets also included seven one-to-four family residential real estate owned properties totaling $2.0 million.

As of September 30, 2012, there were seven real estate owned properties totaling $2.0 million, all of which consisted of residential properties.  Four of the real estate owned properties totaling $1.4 million consist of four townhouses in the same development project located in Philadelphia.  Four of the seven properties are being rented at this time.  All of the properties are currently being marketed for sale.  As of September 30, 2011, the real estate owned balance was $2.3 million consisting of six properties.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management.  As of September 30, 2012, our allowance for loan losses of $1.9 million was 0.7% of total loans receivable and 13.4% of non-performing loans.

Charge-offs on loans totaled $2.2 million and $4.4 million for the years ended September 30, 2012 and 2011, respectively.  The charge-offs during fiscal 2012 and 2011 were the primarily the result of the decline in collateral value on certain collateral dependent loans which are classified as substandard.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results For the Years Ended September 30, 2012 and September 30, 2011” in Item 7.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Total loans outstanding at end of period	$263,205	$247,084	$263,018	$265,063	$258,501
Average loans outstanding	242,781	246,188	254,781	253,278	227,662
Allowance for loan losses, beginning of period	3,364	3,151	2,732	1,591	1,011
Provision for loan losses	725	4,630	1,110	1,403	1,084
Charge-offs:
One- to four-family residential	1,905	750	51	45	-
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	303	3,667	640	217	504
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	2,208	4,417	691	262	504
Recoveries on loans previously charged off	-	-	-	-	-
Allowance for loan losses, end of period	$1,881	$3,364	$3,151	$2,732	$1,591

Allowance for loan losses as a percent of total loans	0.71%	1.36%	1.20%	1.03%	0.62%
Allowance for loan losses as a percent of non-performing loans	13.42%	26.63%	90.57%	137.77%	39.42%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.91%	1.79%	0.27%	0.10%	0.22%

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2012		2011		2010		2009		2008
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
One- to four-family residential	$830	84.64%	$1,651	79.53%	$672	74.96%	$403	75.98%	$155	74.02%
Multi-family residential	7	1.92%	7	2.32%	4	1.52%	7	1.58%	4	1.08%
Commercial real estate	125	7.35%	221	8.57%	560	7.49%	193	7.51%	106	7.94%
Construction and land development	745	5.65%	1,481	9.00%	1,909	15.46%	2,114	13.87%	1,323	16.49%
Commercial business	3	0.24%	3	0.33%	3	0.34%	7	0.84%	1	0.18%
Consumer	1	0.20%	1	0.25%	1	0.23%	1	0.22%	2	0.29%
Unallocated	170	-	-	-	2	-	7	-	-	-
Total allowance for loan losses	$1,881	100.00%	$3,364	100.00%	$3,151	100.00%	$2,732	100.00%	$1,591	100.00%

The aggregate allowance for loan losses decreased by $1.5 million from September 30, 2011 to September 30, 2012 due to charge-offs of $2.2 million as the Company has taken an aggressive approach in writing down all substandard loans to the net realizable value of the applicable collateral.  The fluctuation in the allowance was determined based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimateable as well as current qualitative and quantitative risk factors as of September 30, 2012.

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

The investment policy is designed primarily to manage the interest rate sensitivity of the assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the lending activities and to provide and maintain liquidity.  The current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government sponsored agencies.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Department of Veterans Affairs.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. On September 7, 2008, Freddie Mac and Fannie Mae were placed into conservatorship by the U.S. Government.  During 2011 and 2012 the Federal Housing Administration Agency indicated that the Treasury Department is committed to fund Freddie Mac and Fannie Mae to levels needed in order to sufficiently to meet their funding needs.

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

At September 30, 2012, the investment and mortgage-backed securities amounted to $129.1 million or 26.3% of total assets at such date.  The largest component of the securities portfolio as of September 30, 2012 was U.S. Government agency mortgage-backed securities, which amounted to $66.3 million or 51.4% of the securities portfolio at September 30, 2012.  In addition, we invest in U.S Government and agency obligations and to a significantly lesser degree, municipal securities and other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income.  At September 30, 2012, we had $63.1 million of investment and mortgage-backed securities classified as held to maturity, $66.0 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.  However, certain investments acquired through a redemption in kind during 2008 of our entire investment in a mutual fund are below investment grade.  As of September 30, 2012, we held $4.1 million of such securities.

The mortgage-backed securities consist primarily of mortgage pass-through certificates issued by Ginnie Mae, Fannie Mae or Freddie Mac.  At September 30, 2012, approximately 6.2% of the mortgage-backed securities were non-agency securities, all of which were acquired through the 2008 redemption in kind.  See further discussion in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2012		2011		2010
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$64,357	$68,364	$78,588	$85,220	$78,036	$83,342
Mortgage-backed securities - Non-agency	4,308	4,103	5,249	4,357	8,067	7,199
U.S. Government and agency obligations	58,469	59,902	97,068	98,508	95,978	97,995
Municipal obligations	-	-	-	-	475	475
Total debt securities	127,134	132,369	180,905	188,085	182,556	189,011
FHLB stock	2,239	2,239	2,887	2,887	3,545	3,545
FHLMC preferred stock	6	7	6	6	8	8
Total investment and mortgage-backed securities	$129,379	$134,615	$183,798	$190,978	$186,109	$192,564

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2012.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2012 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$1,000	0.87%	$4,000	1.59%	$16,496	2.66%	$36,973	2.85%	$58,469	2.68%
Mortgage-backed securities	-	-	-	-	22	2.56%	68,643	3.79%	68,665	3.79%
Total	$1,000	0.87%	$4,000	1.59%	$16,518	2.66%	$105,616	3.46%	$127,134	3.28%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,

	2012	2011	2010
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$83,837	$86,103	$95,217
Purchases	25,821	14,613	11,853
Sale of mortgage-backed securities available for sale	(19,528)	(90)	-
Other than temporary impairment of securities (1)	(154)	(202)	(560)
Maturities and repayments	(21,623)	(16,918)	(20,810)
Amortizations of premiums and discounts, net	312	331	403
Mortgage-backed securities at end of period	$68,665	$83,837	$86,103
Weighted average yield at end of period	3.79%	4.55%	5.37%

(1)	Impairment primarily relates to non-agency mortgage-backed securities received in redemption in kind from the sale of the investment in a mutual fund.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2012, 41.9% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

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

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2012, jumbo CDs amounted to $96.2 million, of which $58.2 million are scheduled to mature within twelve months subsequent to such date.  At September 30, 2012, the weighted average remaining period until maturity of the certificate of deposit accounts was 16.2 months.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2012		2011		2010
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$62,984	14.80%	$23,195	5.32%	$4,786	1.03%
1.00% - 1.99%	63,981	15.03%	105,366	24.17%	90,381	19.46%
2.00% - 2.99%	84,887	19.95%	77,636	17.81%	114,170	24.58%
3.00% - 3.99%	19,460	4.57%	21,801	5.00%	28,962	6.24%
4.00% - 4.99%	10,101	2.37%	10,914	2.50%	21,096	4.54%
5.00% - 5.99%	6,001	1.41%	17,325	3.97%	30,695	6.61%
Total certificate accounts	$247,414	58.13%	$256,237	58.77%	$290,090	62.46%

Transaction accounts:
Savings	71,083	16.70%	70,623	16.20%	69,901	15.05%
Checking:
Interest-bearing	33,659	7.91%	29,658	6.80%	26,146	5.63%
Non-interest-bearing	3,711	0.87%	3,847	0.88%	2,496	0.54%
Money market	69,735	16.39%	75,649	17.35%	75,822	16.32%
Total transaction accounts	$178,188	41.87%	$179,777	41.23%	$174,365	37.54%
Total deposits	$425,602	100.00%	$436,014	100.00%	$464,455	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2012			2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$70,186	$401	0.57%	$69,741	$700	1.00%	$69,363	$1,230	1.77%
Interest-bearing checking and money market accounts	103,988	490	0.47%	105,046	779	0.74%	105,724	1,119	1.06%
Certificate accounts	258,154	4,884	1.89%	271,758	5,612	2.07%	264,082	6,321	2.39%
Total interest-bearing deposits	432,328	$5,775	1.34%	446,545	$7,091	1.59%	439,169	$8,670	1.97%

Non-interest-bearing deposits	3,924			3,291			2,241
Total deposits	$436,252		1.32%	$449,836		1.58%	$441,410		1.96%

The following table shows the savings flows during the periods indicated.

	Year Ended September 30,
	2012	2011	2010
	(In Thousands)
Deposits made	$322,480	$419,733	$478,078
Withdrawals	(336,952)	(453,949)	(451,630)
Interest credited	4,060	5,775	5,633
Total (decrease) increase in deposits	$(10,412)	$(28,441)	$32,081

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2012.

	Balance at September 30, 2012
	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2013	2014	2015	Thereafter	Total
	(In Thousands)
Less than 1.00%	$49,756	$13,228	$-	$-	$62,984
1.00% - 1.99%	28,886	18,469	9,749	6,877	63,981
2.00% - 2.99%	52,813	1,118	2,035	28,921	84,887
3.00% - 3.99%	596	6,823	11,767	274	19,460
4.00% - 4.99%	7,314	2,787	-	-	10,101
5.00% - 5.99%	6,001	-	-	-	6,001
Total certificate accounts	$145,366	$42,425	$23,551	$36,072	$247,414

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2012, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2012	$13,020	1.72%
March 31, 2013	13,598	1.78%
June 30, 2013	20,805	1.87%
September 30, 2013	10,758	1.51%
After September 30, 2013	38,064	2.15%
Total certificates of deposit with balances of $100,000 or more	$96,245	1.91%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy.  See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  There are no specific credit covenants associated with these borrowings.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At September 30, 2012, we had $483,000 in outstanding FHLB advances (as described below) and $115.6 million of additional FHLB advances available.  At such date, maturities of our outstanding advances range from one month to three years.  We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

        The following table shows certain information regarding borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2012	2011	2010
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$537	$591	$16,676
Maximum amount outstanding at any month-end during the period	567	611	25,304
Balance outstanding at end of period	483	570	615
Average interest rate during the period	0.75%	1.02%	4.47%
Weighted average interest rate at end of period	0.59%	1.02%	1.02%

We have three FHLB advances made under a community housing program in which we participate. One of the FHLB advances amortizes over the period to maturity.  One of these advances is at an interest rate of 2.0% and the other two FHLB advances bear a 0% interest rate.  The total of these three FHLB advances is $483,000.  As of September 30, 2012, there were no advances from the FHLB which are not part of the community housing program.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank.  The Bank’s sole subsidiary as of September 30, 2012 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities.  As of September 30, 2012, PSB had assets of $109.8 million primarily consisting of mortgage-backed and investment securities.  We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2012, we had 71 full-time employees, and four part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

REGULATION

General

Prudential Savings Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation (“FDIC”), and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test Prudential Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or the Congress could have a material adverse impact on Prudential Bancorp, Prudential Savings Bank and Prudential Mutual Holding Company and their operations.

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

In connection with the reorganization completed in March 2005, Prudential Bancorp registered its common stock with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.  Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.  Prudential Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol “PBIP.”  The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our board of directors and various committees of the board, such as the audit committee.

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

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Prudential Savings Bank, Prudential Mutual Holding Company and Prudential Bancorp.  Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

●	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

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

●
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

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

The Pennsylvania Department of Banking generally examines each savings bank not less frequently than once every two years. Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Pennsylvania Department of Banking to alternate with the FDIC. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

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

The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.  Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Financial institutions could have opted out of either or both of these programs. We did not opt out of the temporary liquidity guarantee program.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments were effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices that were due September 30, 2011.

 In 2009, the FDIC collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of September 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was an additional expense of $232,000.

In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $2.5 million. Unlike a special assessment, this prepayment did not immediately affect Prudential Saving Bank’s earnings.  We were required to book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Prudential Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

Capital Requirements.  The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Prudential Savings Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.

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

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

 The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. Basel III would require a minimum amount of capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

Prudential Savings Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2012, Prudential Savings Bank’s capital ratios exceeded each of its capital requirements.

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

At September 30, 2012, Prudential Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and Prudential Savings Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2012.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$58,547	11.73%	$19,965	4.0%	N/A	N/A
Bank	54,668	10.95	19,965	4.0	$24,956	5.0%
Tier 1 capital (to risk-weighted assets)
Company	58,547	27.51	8,513	4.0	N/A	N/A
Bank	54,668	25.69	8,513	4.0	12,770	6.0
Total capital (to risk-weighted assets)
Company	60,428	28.39	17,027	8.0	N/A	N/A
Bank	56,549	26.57	17,027	8.0	21,284	10.0

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

Restrictions on Capital Distributions.  Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Prudential Savings Bank is currently not in default in any assessment payment to the FDIC. Pennsylvania law also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Privacy Requirements of the Gramm-Leach-Bliley Act.  Federal law places limitations on financial institutions like Prudential Savings Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Prudential Savings Bank currently has a privacy protection policy in place and believes such policy is in compliance with applicable regulations.

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

As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2012, Prudential Savings Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2012, Prudential Savings Bank was in compliance with these reserve requirements.

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

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it has been the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.  The Dodd-Frank Act included a provision that directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

Financial Holding Companies.  Bank holding companies may also engage in a broad range of activities under a type of financial services company known as a “financial holding company.”  A financial holding company essentially is a bank holding company with significantly expanded powers.  Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities.  The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating.  A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.  Prudential Bancorp and Prudential Mutual Holding Company have not submitted notices to the Federal Reserve Board of their intent to be deemed financial holding companies.  However, they are not precluded from submitting a notice in the future should they wish to engage in activities only permitted to financial holding companies.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on Prudential Savings Bank by the FDIC.  See “-Regulation of Prudential Savings Bank - Capital Requirements.”

Restrictions on Dividends. Prudential Bancorp’s ability to declare and pay dividends may depend in part on dividends received from Prudential Savings Bank.  The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if Prudential Savings Bank is in default in payment of any assessment due the FDIC.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board’s  policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “-Regulation of Prudential Savings Bank - Prompt Corrective Action,” above.

Federal Securities Laws.  Prudential Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act.  As a public company, Prudential Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Restrictions Applicable to Mutual Holding Companies. While regulations governing Pennsylvania-chartered mutual holding companies have not been adopted, under authority of Section 115.1 of the Pennsylvania Banking Code and a policy statement issued by the Pennsylvania Department of Banking, the Pennsylvania Department of Banking approved the reorganization of Prudential Saving Bank to the mutual holding company form of organization.

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

Dividend Waivers By Prudential Mutual Holding Company. Prudential Mutual Holding Company is subject to the Federal Reserve Board policies regarding the waiver of dividends.  While, as described below, those policies do not prohibit the waiver of dividends, it has not been the practice of the Federal Reserve Board to approve such waivers.  Moreover, as a result of Dodd-Frank Act, the Federal Reserve Board now has jurisdiction over mutual holding company organizations previously under the jurisdiction of the Office of Thrift Supervision (“OTS”).  Those OTS-regulated mutual holding companies routinely received OTS approval to waive dividends.  However, the regulations promulgated by the Federal Reserve Board implementing the Dodd-Frank Act regarding such waivers includes requirements adopted to address conflict of interest concerns and likely will result in significantly fewer mutual holding companies waiving dividends in the future.  In connection with its approval of the 2005 reorganization, the Federal Reserve Board imposed certain conditions on the waiver by Prudential Mutual Holding Company of dividends paid on the common stock by Prudential Bancorp including requiring that Prudential Mutual Holding Company obtain the prior approval of the Federal Reserve Board before Prudential Mutual Holding Company may waive any dividends from Prudential Bancorp.  The Federal Reserve Board approval of the 2005 reorganization also required that the amount of any dividends waived by Prudential Mutual Holding Company will not be available for payment to the public stockholders of Prudential Bancorp (i.e., shareholders except for Prudential Mutual Holding Company) and that such amounts will be excluded from Prudential Bancorp’s capital for purposes of calculating dividends payable to the public shareholders.  Moreover, Prudential Savings Bank would be required to maintain the cumulative amount of dividends waived by Prudential Mutual Holding Company in a restricted capital account that would be added to the liquidation account established in the reorganization.  This amount would not be available for distribution to public stockholders.  The restricted capital account and liquidation account amounts would not be reflected in Prudential Savings Bank’s financial statements, but would be considered as a notational or memorandum account of Prudential Savings Bank.  These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Pennsylvania Banking Department and the plan of reorganization.  The plan of reorganization also provides that if Prudential Mutual Holding Company converts to stock form in the future (commonly referred to as a second step reorganization), any waived dividends would reduce the percentage of the converted company’s shares of common stock issued to public shareholders in connection with any such transaction.

Prudential Mutual Holding Company has not in the past and does not expect in the future to seek the prior approval of the Federal Reserve Board to waive dividends declared by Prudential Bancorp.  If Prudential Mutual Holding Company decides that it is in its best interest to waive a particular dividend to be paid by Prudential Bancorp and the Federal Reserve Board approves such waiver, then Prudential Bancorp would pay such dividend only to its public shareholders.  The amount of the dividend waived by Prudential Mutual Holding Company would be treated in the manner described above.  Prudential Mutual Holding Company’s decision as to whether or not to waive a particular dividend will depend on a number of factors, including Prudential Mutual Holding Company’s capital needs, the investment alternatives available to Prudential Mutual Holding Company as compared to those available to Prudential Bancorp, and the possibility of regulatory approvals.

TAXATION

Federal Taxation

General.  Prudential Bancorp, Prudential Mutual Holding Company and Prudential Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  As of September 30, 2012, the Internal Revenue Service has concluded an audit of the Company’s tax returns for the year ended September 30, 2010 and no adverse findings were noted.  The federal and state income tax return for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2012, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation.  Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2012 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties

We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2012.  All the offices are owned by us with the exception of the Old City Branch.

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits
		(In Thousands)
Main Office	Owned	N/A	$371	$220,003
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch	Owned	N/A	6	21,159
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch	Owned	N/A	18	36,208
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch	Owned	N/A	210	52,579
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch	Owned	N/A	43	43,601
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch	Owned	N/A	82	39,209
601 Morgan Avenue
Drexel Hill, PA 19026-3105

Old City Branch	Leased	May 2015	175	12,843
28 North 3rd Street
Philadelphia, PA 19106-2108

Total			$905	$425,602

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

Item 4.   Mine Safety Disclosures

     Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”.  At November 27, 2012, there were approximately 255 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2012 and 2011:

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2012	$6.31	$5.47	$0.00
June 30, 2012	5.59	5.21	0.00
March 31, 2012	5.99	5.15	0.00
December 31, 2011	5.37	4.80	0.00

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2011	$6.29	$5.05	$0.00
June 30, 2011	8.00	5.60	0.00
March 31, 2011	7.95	6.05	0.05
December 31, 2010	7.33	5.50	0.05

  (b)            Not applicable

(c)            There were no repurchases of common stock by the Company or Prudential Mutual Holding Company during the quarter ended September 30, 2012.

Item 6.   Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp.  Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2012	2011	2010	2009	2008 (1)
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$490,504	$499,537	$529,080	$514,761	$489,537
Cash and cash equivalents	81,273	53,829	66,524	13,669	9,454
Investment and mortgage-backed securities:
Held-to-maturity	63,110	108,956	112,673	160,126	163,303
Available-for-sale	65,975	75,370	72,425	62,407	55,106
Loans receivable, net	260,684	240,511	255,091	256,694	243,969
Deposits	425,602	436,014	464,455	432,374	376,830
FHLB advances	483	570	615	19,659	31,701
Non-performing loans	14,018	12,631	3,479	1,982	4,036
Non-performing assets	15,990	14,899	6,676	5,604	5,524
Total stockholders’ equity, substantially restricted	59,831	57,452	56,999	55,857	68,487
Banking offices	7	7	7	7	7
	Year Ended September 30,
	2012	2011	2010	2009	2008 (1)
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$18,979	$21,685	$25,109	$27,386	$26,408
Total interest expense	5,779	7,097	9,416	12,942	14,654
Net interest income	13,200	14,588	15,693	14,444	11,754
Provision for loan losses	725	4,630	1,110	1,403	1,084
Net interest income after provision for loan losses	12,475	9,958	14,583	13,041	10,670
Total non-interest income (charges)	3,068	938	387	(2,452)	(5,285)
Total non-interest expense	11,668	10,996	10,794	11,065	8,753
Income (loss) before income taxes	3,875	(100)	4,176	(476)	(3,368)
Income tax expense (benefit)	1,282	(212)	1,046	350	762
Net income (loss)	$2,593	$112	$3,130	$ (826)	$(4,130)
Basic earnings (loss) per share	$0.27	$0.01	$0.33	$(0.08)	$(0.38)
Diluted earnings (loss) per share	$0.27	$0.01	$0.32	$(0.08)	$(0.38)
Dividends paid per common share	$0.00	$0.10	$0.20	$0.20	$0.20

Selected Operating Ratios(2):
Average yield earned on interest-earning assets	3.96%	4.42%	5.08%	5.64%	5.75%
Average rate paid on interest-bearing liabilities	1.33	1.58	2.06	2.95	3.73
Average interest rate spread(3)	2.63	2.84	3.02	2.69	2.02
Net interest margin(3)	2.76	2.97	3.17	2.97	2.56
Average interest-earning assets to average interest-bearing liabilities	110.29	109.41	108.04	110.64	116.77
Net interest income after provision for loan losses to non-interest expense	106.92	90.55	135.73	117.86	121.60
Total non-interest expense to total average assets	2.33	2.15	2.07	2.17	1.88
Efficiency ratio(4)	71.72	70.83	67.13	92.27	135.31
Return on average assets	0.52	0.02	0.60	(0.16)	(0.89)
Return on average equity	4.43	0.20	5.58	(1.32)	(5.12)
Average equity to average total assets	11.71	10.90	10.78	12.28	15.86
(Footnotes on next page)

	At or For the Year Ended September 30,
	2012	2011	2010	2009	2008 (1)
Asset Quality Ratios(5):
Non-performing loans as a percent of total loans receivable(6)	5.38%	5.25%	1.36%	0.77%	1.65%
Non-performing assets as a percent of total assets(6)	3.26	2.98	1.26	1.09	1.13
Allowance for loan losses as a percent of non-performing loans	13.42	26.63	90.57	137.77	39.42
Allowance for loan losses as a percent of total loans	0.71	1.36	1.20	1.03	0.62
Net charge-offs to average loans receivable	0.88	1.90	0.30	0.10	0.21

Capital Ratios(5):
Tier 1 leverage ratio Company	11.73%	11.06%	10.27%	10.86%	14.49%
Bank	10.95	10.23	9.46	9.99	13.14
Tier 1 risk-based capital ratio Company	27.51%	25.54%	23.12%	24.59%	31.20%
Bank	25.69	23.62	21.28	22.61	28.74
Total risk-based capital ratio Company	28.39%	26.79%	24.37%	25.79%	31.92%
Bank	26.57	24.87	22.53	23.81	29.46

(1)	Amounts for 2008 were restated during the 2009 period.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

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

(6)
Non-performing assets consist of non-performing loans and real estate owned.  Non-performing loans consist of all loans 90 days or more past due and loans in excess of 90 days delinquent and still accruing interest.  It is our policy to cease accruing interest on all loans 90 days or more past due.  Real estate owned consists of real estate acquired through foreclosure or by acceptance of a deed-in-lieu of foreclosure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2012, we had total assets of $490.5 million, including $260.7 million in net loans and $129.1 million of investment and mortgage-backed securities, total deposits of $425.6 million and total stockholders’ equity of $59.8 million.

 The market dislocations experienced in the financial market beginning in 2007 have continued through 2012.  One of the primary sources of the difficulties in the market is the significant declines in value experienced in the housing market throughout the country.  While the Philadelphia area has not suffered the wholesale declines in the value of residential real estate as have other areas of the country, the downturn has rippled through many parts of the local economy, especially condominium sales, construction lending and lending to contractors.  The significant deterioration in the 2011 period necessitated large charge-offs and loan loss provision expense by the Bank.

The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers located throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

Despite the current market and economic conditions, the Company continues to maintain capital in excess of regulatory requirements.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
●	Nature and volume of loans;
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

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely affect earnings in future periods.

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2012 or 2011.

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

Commitments

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2012.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$167	$167	$-	$-	$-
Lines of credit (1)	6,471	-	-	-	6,471
Undisbursed portions of loans in process	1,629	1,435	194	-	-
Commitments to originate loans	14,054	14,054	-	-	-
Total commitments	$22,321	$15,656	$194	$-	$6,471

(1)	The majority of available lines of credit are for home equity loans.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2012.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$256,237	$121,984	$105,863	$28,390	$-
FHLB advances(1)	483	143	340	-	-
Total long-term debt	256,720	122,127	106,203	28,390	-
Advances from borrowers for taxes and insurance	1,273	1,273	-	-	-
Operating lease obligations	211	79	132	-	-
Total contractual obligations	$258,204	$123,479	$106,335	$28,390	$-

(1)	Does not include interest due annually on FHLB advances.

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

		Year Ended September 30,
		2012			2011			2010
	Yield/Rate at			Average			Average			Average
	September 30,	Average		Yield/	Average		Yield/	Average		Yield/
	2012	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in Thousands)
Interest-earning assets:
Investment securities	2.75%	$77,224	$2,102	2.72%	$107,065	$3,569	3.33%	$117,655	$5,431	4.62%
Mortgage-backed securities	3.99%	89,089	3,726	4.18%	89,666	4,300	4.80%	92,294	4,721	5.12%
Loans receivable (1)	4.82%	242,780	13,008	5.36%	246,188	13,724	5.57%	254,781	14,914	5.85%
Other interest-earning assets	0.25%	70,024	143	0.20%	47,918	92	0.19%	29,543	43	0.15%
Total interest-earning assets	3.67%	479,117	18,979	3.96%	490,837	21,685	4.42%	494,273	25,109	5.08%
Non-interest-earning assets		20,818			21,210			26,092
Total assets		$499,935			$512,047			$520,365
Interest-bearing liabilities:
Savings accounts	0.20%	$70,186	$396	0.56%	$69,741	$695	1.00%	$69,363	$1,224	1.76%
Checking and money market accounts	0.37%	103,988	490	0.47%	105,046	779	0.74%	105,724	1,119	1.06%
Certificate accounts	1.77%	258,154	4,884	1.89%	271,758	5,612	2.07%	264,082	6,321	2.39%
Total deposits	1.17%	432,328	5,770	1.33%	446,545	7,086	1.59%	439,169	8,664	1.97%
FHLB advances	0.56%	537	4	0.74%	591	6	1.02%	16,676	746	4.47%
Real estate tax escrow accounts	0.25%	1,561	5	0.32%	1,477	5	0.34%	1,638	6	0.37%
Total interest-bearing liabilities	1.16%	434,426	5,779	1.33%	448,613	7,097	1.58%	457,483	9,416	2.06%
Non-interest-bearing liabilities		6,979			7,624			6,794
Total liabilities		441,405			456,237			464,277
Stockholders’ Equity		58,530			55,810			56,088

Total liabilities and Stockholders’ Equity		$499,935			$512,047			$520,365
Net interest-earning assets		$44,691			$42,224			$36,790

Net interest income; interest rate spread	2.51%		$13,200	2.63%		$14,588	2.84%		$15,693	3.02%
Net interest margin (2)				2.76%			2.97%			3.17%

Average interest-earning assets to average interest-bearing liabilities				110.29%			109.41%			108.04%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2012 vs. 2011				2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Investment securities	$(655)	$(995)	$183	$(1,467)	$(1,509)	$(489)	$135	$(1,863)
Mortgage-backed securities	(550)	(28)	4	(574)	(295)	(134)	8	(421)
Loans receivable, net	(533)	(190)	7	(716)	(711)	(503)	24	(1,190)
Other interest-earning assets	6	42	3	51	14	27	9	50
Total interest income	(1,732)	(1,171)	197	(2,706)	(2,501)	(1,099)	176	(3,424)
Interest expense:
Savings accounts	(302)	4	(1)	(299)	(533)	7	(4)	(530)
Checking and money
market accounts
(interest-bearing and
non-interest bearing)	(284)	(8)	3	(289)	(335)	(7)	2	(340)
Certificate accounts	(471)	(281)	24	(728)	(868)	184	(25)	(709)
Total deposits	(1,057)	(285)	26	(1,316)	(1,736)	184	(27)	(1,579)
FHLB advances	(1)	(1)	-	(2)	(577)	(720)	557	(740)
Total interest expense	(1,058)	(286)	26	(1,318)	(2,313)	(536)	530	(2,319)
Increase (decrease) in net interest income	$(674)	$(885)	$171	$(1,388)	$(188)	$(563)	$(354)	$(1,105)

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

At September 30, 2012, the Company had total assets of $490.5 million, a decrease of $9.0 million from $499.5 million at September 30, 2011.  The decrease was primarily attributable to a $55.2 million decrease in the investment and mortgage-backed securities portfolio. This decrease was substantially offset by increases of $27.4 million in cash and cash equivalents and $20.2 million in net loans.  During fiscal 2012, in particular the third and fourth quarter, the Company received the proceeds from securities sold or called which it is in the process of deploying primarily into the purchase of U.S. government agency securities and the origination of residential mortgage loans.  As a result of the continued low interest rate environment, many issuers determined to call their securities since they bore yields that were well above the current market.

Total liabilities decreased $11.4 million to $430.7 million at September 30, 2012 from $442.1 million at September 30, 2011.  The decrease was primarily the result of a $10.4 million decrease in deposits as a result of management’s decision to lower rates paid on certificate accounts to facilitate a modest run-off in higher cost certificates of deposit.

Stockholders’ equity increased by $2.4 million to $59.8 million at September 30, 2012 from $57.5 million at September 30, 2011.  The increase primarily reflected net income of $2.6 million for the year ended September 30, 2012.

Comparison of Operating Results for the Year Ended September 30, 2012 and September 30, 2011

General.  For the fiscal year ended September 30, 2012, the Company recognized net income of $2.6 million as compared to net income of $112,000 for the year ended September 30, 2011.  The increase in net income experienced for the fiscal year ended September 30, 2012 as compared to fiscal 2011 was due primarily to substantially lower level of provisions for loan losses in fiscal 2012.  During fiscal 2011, $4.6 million in provisions were established including $3.6 million during the second quarter as declines in the collateral values related to two significant construction loans were recognized.  Also contributing to the increase in net income for fiscal 2012 was the $1.4 million after-tax gain recognized on the sale of $21.6 million of mortgage-backed securities.

Net Interest Income.  For the year ended September 30, 2012, net interest income decreased $1.4 million or 9.5% to $13.2 million as compared to $14.6 million for fiscal 2011. The decrease was due to a $2.7 million or 12.5% decrease in interest income partially offset by a $1.3 million or 18.6% decrease in interest expense.  The decrease in interest income resulted primarily from a 46 basis point decrease to 3.96% in the weighted average yield earned on interest-earning assets.  Also contributing to the decrease was an $11.7 million or 2.4% decrease in the average balance of interest-earning assets due primarily to a $29.8 million, or 27.9% decrease in investment securities partially offset by a $22.1 million increase in the average balance of other interest-earning assets.  The majority of the decline in the average yield reflected the 62 basis point decline in the yield earned on the investment portfolio as the proceeds of sold and called investments were re-invested at lower current market interest rates.  The decrease in interest expense resulted from a 25 basis point decrease to 1.33% in the weighted average rate paid on interest-bearing liabilities.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits, in particular, certificates of deposit, repriced downward.   Also contributing to the decrease was a $14.2 million or 3.2% decrease in the average balance of interest-bearing liabilities for the year ended September 30, 2012, as compared to fiscal 2011.

Provision for Loan Losses.  For the year ended September 30, 2012, the Company established a $725,000 provision for loan losses as compared to $4.6 million for fiscal 2011.  The higher level of the provision for fiscal 2011 reflected primarily the recognition of the decrease in the value of the collateral securing two construction development projects as a result of declines in the real estate market.  At September 30, 2012, the Company’s non-performing assets totaled $16.0 million or 3.3% of total assets as compared to $14.9 million or 3.0% of total assets at September 30, 2011.  Non-performing assets at September 30, 2012 included $14.0 million in non-performing loans of which $12.7 million were one-to-four family residential loans, $517,000 were construction and land development loans and $755,000 were commercial real estate loans.  Included in the $12.7 million of non-performing one-to-four family residential loans were $8.1 million of troubled debt restructurings.  These troubled debt restructurings relate to a 133-unit completed condominium project in Philadelphia and consist of five loans extended to the same borrower.  Non-performing assets also included seven one-to-four family residential real estate owned properties totaling $2.0 million.  The allowance for loan losses totaled $1.9 million, or 0.7% of total loans and 13.4% of non-performing loans at September 30, 2012 as compared to $3.4 million, or 1.4% of total loans and 26.6% of non-performing loans at September 30, 2011.  The decline in the allowance resulted from the charge-off of $2.2 million of loans, a portion of which were specific allocations which had been established and charged to provision expense in prior periods.  For additional information regarding non-performing assets and troubled debt restructurings, see “Business – Construction and Land Development Lending” and “- Non-Performing Loans and Real Estate Owned.”

Non-interest income.  Non-interest income amounted to $3.1 million for the year ended September 30, 2012, compared with $938,000 for fiscal 2011.  The increase in fiscal 2012 was due to a sale of $21.6 million in mortgage-backed securities resulting in a pre-tax gain of $2.1 million.  The sale both preserved a portion of our $1.5 million deferred tax asset related to the capital loss that was generated in 2008 in connection with the redemption of our investment in a mutual fund as well as mitigated the risk associated with the significant level of prepayment risk existing in the investment and mortgage-backed securities portfolio in the current interest rate environment.

Non-interest Expense.  For the year ended September 30, 2012, non-interest expense increased $672,000 to $11.7 million compared to $11.0 million in fiscal 2011.  The increase in fiscal 2012 primarily related to increases of $427,000 in write-downs for declines in market value and expenses associated with the operation and maintenance of real estate owned properties in fiscal 2012 as compared to fiscal 2011.

Income Tax Expense.  The Company recorded income tax expense of $1.3 million for the year ended September 30, 2012 compared to an income tax benefit of $212,000 for the year ended September 30, 2011.  Income tax expense increased in the 2012 period primarily due to the corresponding increase in pre-tax income.  The tax benefit recognized in the 2011 period was due in part to the reduction in the valuation allowance recognized related to the capital loss carryforward created in connection with a mutual fund redemption in kind.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2012, our cash and cash equivalents amounted to $81.3 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $66.0 million at September 30, 2012.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2012, we had certificates of deposit maturing within the next 12 months amounting to $145.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals.  There were no deposits as of September 30, 2012 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise.  Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  At September 30, 2012, we had $483,000 in outstanding FHLB advances and we had the ability to borrow up to $115.6 million in additional FHLB advances.  A borrowing line of credit has also been established with the Federal Reserve Bank of Philadelphia.  In addition, the Bank has the ability to generate brokered certificates of deposit.

Upon review of its capital position and business operations, the Company had chosen in prior years to repurchase a significant amount of its capital stock in order to enhance shareholder value.  As of September 30, 2012 the Company had repurchased 2,540,255 shares, or $31.6 million in treasury stock since May 2005.  However, no purchases have been affected since the quarter ended March 31, 2011 in order to preserve capital in light of the Company’s asset quality situation.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 12.5% to 34.6%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 38.5%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$12,039	$20,621	$26,701	$13,762	$54,017	$127,140
Loans receivable(2)	28,695	60,626	104,524	40,239	27,492	261,576
Other interest-earning assets (3)	80,244	-	-	-	-	80,244
Total interest-earning assets	$120,978	$81,247	$131,225	$54,001	$81,509	$468,960

Interest-bearing liabilities:
Savings accounts	2,151	4,872	9,598	8,805	46,057	71,483
Checking and money market accounts	3,959	11,876	23,665	17,736	45,758	102,994
Certificate accounts	37,168	108,198	65,975	36,073	-	247,414
FHLB advances	143	-	340	-	-	483
Real estate tax escrow accounts	1,273	-	-	-	-	1,273
Total interest-bearing liabilities	$44,694	$124,946	$99,578	$62,614	$91,815	$423,647

Interest-earning assets less interest-bearing liabilities	$76,284	$(43,699)	$31,647	$(8,613)	$(10,306)	$45,313

Cumulative interest-rate sensitivity gap(4)	$76,284	$32,585	$64,232	$55,619	$45,313

Cumulative interest-rate gap as a percentage of total assets at September 30, 2012	15.55%	6.64%	13.10%	11.34%	9.24%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2012	270.68%	119.21%	123.86%	116.76%	110.70%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of September 30, 2012 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$60,778	$(17,552)	-22.41%	13.42%	-2.27%
200	$68,996	$(9,334)	-11.92%	14.67%	-1.02%
100	$76,550	$(1,780)	-2.27%	15.71%	0.02%
Static	$78,330	$-	---	15.69%	---
(100)	$73,530	$(4,800)	-6.13%	14.59%	-1.10%
(200)	$72,410	$(5,920)	-7.56%	14.21%	-1.48%
(300)	$78,332	$2	0.00%	15.18%	-0.51%

At September 30, 2011, the Company’s NPV was $81.0 million or 15.85% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $64.6 million or 13.59% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was an increase of 226 basis points.

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

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary as of September 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
December 21, 2012

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2012	2011
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$3,001	$2,808
Interest-bearing deposits	78,272	51,021

Total cash and cash equivalents	81,273	53,829

Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2012, $64,030; September 30, 2011, $71,955)	65,975	75,370
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2012, $66,401; September 30, 2011, $112,721)	63,110	108,956
Loans receivable—net of allowance for loan losses (September 30, 2012, $1,881; September 30, 2011, $3,364)	260,684	240,511
Accrued interest receivable	1,661	2,026
Real estate owned	1,972	2,268
Federal Home Loan Bank stock—at cost	2,239	2,887
Office properties and equipment—net	1,688	1,816
Bank owned life insurance	6,919	6,180
Deferred income taxes, net	2,749	3,211
Prepaid expenses and other assets	2,234	2,483
TOTAL ASSETS	$490,504	$499,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$3,711	$3,847
Interest-bearing	421,891	432,167
Total deposits	425,602	436,014
Advances from Federal Home Loan Bank	483	570
Accrued interest payable	2,382	2,420
Advances from borrowers for taxes and insurance	1,273	1,090
Accounts payable and accrued expenses	933	1,991

Total liabilities	430,673	442,085

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750; outstanding - 10,023,495 at September 30, 2012 and 2011	126	126
Additional paid-in capital	54,610	54,078
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,787)	(3,011)
Treasury stock, at cost: 2,540,255 shares at September 30, 2011 and 2012	(31,625)	(31,625)
Retained earnings (substantially restricted)	38,224	35,631
Accumulated other comprehensive income	1,283	2,253

Total stockholders’ equity	59,831	57,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$490,504	$499,537

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$13,008	$13,724
Interest on mortgage-backed securities	3,726	4,300
Interest and dividends on investments	2,102	3,569
Interest on interest-bearing deposits	143	92

Total interest income	18,979	21,685

INTEREST EXPENSE:
Interest on deposits	5,775	7,091
Interest on borrowings	4	6

Total interest expense	5,779	7,097

NET INTEREST INCOME	13,200	14,588

PROVISION FOR LOAN LOSSES	725	4,630

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,475	9,958

NON-INTEREST INCOME:
Gain on sale of mortgage-backed securities available for sale	2,122	15
Fees and other service charges	428	459

Total other-than-temporary impairment losses	(195)	(277)
Portion of loss recognized in other comprehensive income, before taxes	41	73
Net impairment losses recognized in earnings	(154)	(204)

Other	672	668

Total non-interest income	3,068	938

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,953	5,607
Data processing	439	459
Professional services	985	716
Office occupancy	419	396
Depreciation	345	342
Payroll taxes	303	280
Director compensation	389	308
Federal Deposit Insurance Corporation premiums	654	850
Real estate owned expense	725	298
Other	1,456	1,740

Total non-interest expenses	11,668	10,996

INCOME (LOSS) BEFORE INCOME TAXES	3,875	(100)

INCOME TAXES:
Current	321	1,536
Deferred expense (benefit)	961	(1,748)

Total	1,282	(212)

NET INCOME	$2,593	$112

BASIC EARNINGS PER SHARE	$0.27	$0.01

DILUTED EARNINGS PER SHARE	$0.27	$0.01

DIVIDENDS PER SHARE	$0.00	$0.10

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Shares	Stock	Earnings	Income	Equity	Income
	(Dollars in Thousands)

BALANCE, SEPTEMBER 30, 2010	$126	$53,528	$(3,234)	$(31,576)	$36,483	$1,672	$56,999

Comprehensive income:

Net income					112		112	112

Net unrealized holding gain on available for sale securities arising during the period, net of income tax of $230						456	456	456

Reclassification adjustment for gains recognized in earnings net of tax benefit of $5						(10)	(10)	(10)

Reclassification adjustment for other than temporary impairment recognized in earnings net of income tax of $69						135	135	135

Comprehensive income								$693

Cash dividends ($0.10 per share)					(964)		(964)

Treasury stock purchased (7,977 shares)				(49)			(49)

Excess tax benefit from stock compensation		95					95

Stock option expense		220					220

Recognition and Retention Plan expense		319					319

ESOP shares committed to be released (22,620 shares)		(84)	223				139

BALANCE, SEPTEMBER 30, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Comprehensive income:

Net income					2,593		2,593	2,593

Net unrealized holding gain on available for sale securities arising during the period, net of income tax of $169						329	329	329

Reclassification adjustment for gains recognized in earnings net of tax benefit of $721						(1,401)	(1,401)	(1,401)

Reclassification adjustment for other than temporary impairment recognized in earnings net of income tax of $52						102	102	102

Comprehensive income								$1,623

Excess tax benefit from stock compensation		88					88

Stock option expense		220					220

Recognition and Retention Plan expense		326					326

ESOP shares committed to be released (22,620 shares)		(102)	224				122

BALANCE, SEPTEMBER 30, 2012	$126	$54,610	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$2,593	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	725	4,630
Depreciation	345	342
Net accretion of premiums/discounts	(321)	(334)
Income from bank owned life insurance	(469)	(190)
Accretion of deferred loan fees	(338)	(122)
Compensation expense of ESOP	122	139
Loss on sale of real estate owned	123	135
Gain on sale of mortgage-backed securities	(2,122)	(15)
Impairment charge on investment and mortgage-backed securities	154	204
Impairment charge on real estate owned	210	77
Share-based compensation expense	634	634
Deferred income tax expense (benefit)	961	(1,748)
Excess tax benefit related to stock compensation	(88)	(95)
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	(1,058)	(42)
Accrued interest payable	(38)	(941)
Prepaid expenses and other assets	248	652
Accrued interest receivable	365	643
Net cash provided by operating activities	2,046	4,081
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(58,438)	(106,956)
Purchase of investment and mortgage-backed securities available for sale	(35,822)	(24,609)
Principal collected on loans	53,302	52,914
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	104,321	110,702
Available for sale	24,351	22,555
Loans originated or acquired	(74,085)	(43,303)
Proceeds from redemption of Federal Home Loan Bank stock	648	658
Proceeds from sale of mortgage-backed securities	21,650	105
Proceeds from sale of real estate owned	186	1,178
Purchase of bank owned life insurance	(1,147)	-
Proceeds from bank owned life insurance claim	877	-
Purchases of equipment	(217)	(89)
Net cash provided by investing activities	35,626	13,155
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(1,589)	5,412
Net decrease in certificates of deposit	(8,823)	(33,853)
Repayment of borrowing from Federal Home Loan Bank	(87)	(45)
Increase (decrease) in advances from borrowers for taxes and insurance	183	(25)
Cash dividends paid	-	(1,466)
Excess tax benefit related to stock compensation	88	95
Purchase of treasury stock	-	(49)
Net cash used in financing activities	(10,228)	(29,931)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,444	(12,695)
CASH AND CASH EQUIVALENTS—Beginning of year	53,829	66,524
CASH AND CASH EQUIVALENTS—End of year	$81,273	$53,829
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$5,817	$8,038

Income taxes paid	$1,405	$1,325

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$223	$461

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. of Pennsylvania (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area.  The Bank’s primary federal banking regulator is the Federal Deposit Insurance Corporation.  The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2012 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments.  As of September 30, 2012, PSB had assets of $109.8 million primarily consisting of investment and mortgage-backed securities.

The Company’s primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  The Company also conducts business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.  We also make loans in continuous counties in southern New Jersey.

Prudential Mutual Holding Company (the “MHC”), a Pennsylvania corporation, is the mutual holding company parent of the Company.  As of September 30, 2012, Prudential Mutual Holding Company owned 74.6% (7,478,062 shares) of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  In addition to the 6,910,062 shares of the Company received in connection with the reorganization in March 2005, the MHC was concurrently therewith initially capitalized with $100,000 in cash from the Bank.  Subsequent to the completion of the reorganization, the MHC has purchased 568,000 shares of the Company’s common stock from other shareholders.

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

Other-than-temporary impairment —Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

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

Interest on Loans—The Company recognizes interest on loans on the accrual basis. Income recognition is discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when loans are no longer 90 days or more delinquent.

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

Mortgage loans and consumer loans are comprised of large groups of smaller balance homogeneous loans which are evaluated for impairment collectively.  Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of book value or the estimated fair value at the date of acquisition, less estimated selling costs, establishing a new cost basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense.  After foreclosure, a valuation is periodically performed by management and a write-down is recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

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

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2011 and the first nine months of 2012, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on its stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2012 or 2011.

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

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for the lives of certain officers and directors of the Bank. The Bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of September 30, 2012.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased in 2005 452,295 shares of the Company’s common stock on the open market for approximately $4.5 million with a loan from the Company.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loan is repaid. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as an adjustment to additional paid-in capital.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, directors, and where appropriate non-employees, in accordance with U.S. generally accepted accounting principles.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Treasury Stock – Common stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through September 30, 2012.  The repurchased shares held by the Company are available for general corporate purposes.  As of September 30, 2012, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. As of September 30, 2012, 7,478,062 shares were owned by the MHC and 2,540,255 shares had been repurchased by the Company and held as treasury stock which results in 2,545,433 shares being owned by public shareholders.

Comprehensive Income—The Company presents in the consolidated statement of changes in stockholders’ equity and comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the years ended September 30, 2012 and 2011, the only components of comprehensive income were net income, unrealized holding gains, net of income tax expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and realized losses due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Advertising Costs—Advertising costs are expensed as incurred.  The Company recognized advertising expense of $275,000 and $425,000 for the years ended September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments are to be applied retrospectively for all prior periods presented. See the enhanced disclosure presented in Note 11 of the Notes to Consolidated Financial Statements.

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

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2012		2011
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$2,593	$2,593	$112	$112

Weighted average shares outstanding	9,599,222	9,599,222	9,542,298	9,542,298

Effect of CSEs	-	24,524	-	86,892

Adjusted weighted average shares used in earnings per share computation	9,599,222	9,623,746	9,542,298	9,629,190

Earnings per share - basic and diluted	$0.27	$0.27	$0.01	$0.01

Options to purchase 442,400 shares of common stock at an exercise price greater than the current market value were outstanding at September 30, 2012 and 2011, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$13,994	$110	$(1)	$14,103
Mortgage-backed securities - U.S. government agencies	45,722	2,040	-	47,762
Mortgage-backed securities - non-agency	4,308	137	(342)	4,103
Total debt securities available for sale	64,024	2,287	(343)	65,968

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$64,030	$2,288	$(343)	$65,975

Securities Held to Maturity:
U.S. government and agency obligations	$44,475	$1,333	$(9)	$45,799
Mortgage-backed securities - U.S. government agencies	18,635	1,967	-	20,602

Total securities held to maturity	$63,110	$3,300	$(9)	$66,401

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$9,360	$100	$(36)	$9,424
Mortgage-backed securities - U.S. government agencies	57,340	4,243	-	61,583
Mortgage-backed securities - non-agency	5,249	29	(921)	4,357
Total debt securities	71,949	4,372	(957)	75,364

FHLMC preferred stock	6	-	-	6

Total securities available for sale	$71,955	$4,372	$(957)	$75,370

Securities Held to Maturity:
U.S. government and agency obligations	$87,708	$1,457	$(81)	$89,084
Mortgage-backed securities - U.S. government agencies	21,248	2,389	-	23,637

Total securities held to maturity	$108,956	$3,846	$(81)	$112,721

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2012:

	Less than 12 months		More than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1)	$2,999	$-	$-	$(1)	$2,999
Mortgage-backed securities - non-agency	(21)	144	(321)	2,343	(342)	2,487

Total securities available for sale	$(22)	$3,143	$(321)	$2,343	$(343)	$5,486

Securities Held to Maturity:
U.S. government and agency obligations	$(9)	$10,982	$-	$-	$(9)	$10,982

Total securities held to maturity	$(9)	$10,982	$-	$-	$(9)	$10,982

Total	$(31)	$14,125	$(321)	$2,343	$(352)	$16,468

The equity securities and U.S. government agency mortgage-backed securities were not in an unrealized loss position as of September 30, 2012.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once per quarter, and more frequently when economic or market conditions warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

Management has reviewed its investment securities and determined that for the year ended September 30, 2012, unrealized losses of $195,000 on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporarily impaired.

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

The following is a rollforward for the year ended September 30, 2012 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2011	$2,404

Additions for credit-related OTTI charges on previously unimpaired securities	-

Reductions for securities liquidated	(455)

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	154

Credit component of OTTI as of September 30, 2012	$2,103

U.S. Government and agency obligations - The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At September 30, 2012, U.S. Governmane and agency obligations in a gross unrealized loss for less than twelve months consisted of 5 securities having an aggregate depreciation of $10,000 or 0.02% from the Company’s amortized cost basis. There were no securities in a gross unrealized loss for more than twelve months at such date. The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Mortgage-backed securities non-agency - This portfolio was acquired through the redemption-in-kind during 2008 of an investment in a mutual fund and includes 55 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the year ended September 30, 2012, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $195,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States. For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of September 30, 2012. Of the recorded charge, a total of $154,000 was concluded to be credit related and recognized currently in earnings and $41,000 was concluded to be attributable to other factors and recognized in other accumulated comprehensive income.

As of September 30, 2012, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets. With respect to the $342,000 in gross unrealized losses related to this part of the portfolio, 18 securities had been in a loss position for longer than 12 months while 5 securities had been in a loss position for less than 12 months. However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

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

The equity securities and U.S. government agency MBS held to maturity were not in an unrealized loss position as of September 30, 2011.

Management has reviewed its investment securities and determined that for the year ended September 30, 2011 unrealized losses of $204,000 on a pre-tax basis for certain  securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporarily impaired.

The amortized cost and estimated fair value of U.S. agency by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because of call provisions in the securities.  Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty.

	September 30, 2012
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$1,000	$1,006	$-	$-
Due after one through five years	4,000	4,050	-	-
Due after five through ten years	13,498	14,177	2,999	3,081
Due after ten years	25,977	26,566	10,995	11,022

Total	$44,475	$45,799	$13,994	$14,103

	September 30, 2011
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$11,000	$11,110	$-	$-
Due after five through ten years	49,960	50,658	2,999	3,098
Due after ten years	26,748	27,316	6,361	6,326

Total	$87,708	$89,084	$9,360	$9,424

For the years ended September 30, 2012 and 2011, the Company realized gross gains of $2.1 million and $15,000, respectively, and gross proceeds from the sale of mortgage-backed securities of $21.6 million and $105,000, respectively.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2012	2011
	(Dollars in Thousands)
One-to four-family residential	$222,793	$196,533
Multi-family residential	5,051	5,723
Commercial real estate	19,333	21,175
Construction and land development	14,873	22,226
Commercial business	632	814
Consumer	523	613

Total loans	263,205	247,084

Undisbursed portion of loans-in-process	(1,629)	(3,773)
Deferred loan costs	989	564
Allowance for loan losses	(1,881)	(3,364)

Net loans	$260,684	$240,511

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2012 and 2011 is dependent, to a certain degree, on the local economy and real estate market.

The Company originates both adjustable and fixed interest rate loans. At September 30, 2012 and 2011, the Bank had $20.9 million and $36.8 million of adjustable-rate loans, respectively. The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the one-year U.S. Treasury note rate, Wall Street Journal prime rate or the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2012:

	One- to four-			Construction
	family	Multi-family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$25,440	$916	$1,679	$2,573	$-	$-	$30,608
Collectively evaluated for impairment	197,353	4,135	17,654	12,300	632	523	232,597
Total loans	$222,793	$5,051	$19,333	$14,873	$632	$523	$263,205

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2011:

	One- to four-			Construction
	family	Multi-family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$7,652	$-	$545	$3,235	$-	$-	$11,432
Collectively evaluated for impairment	188,881	5,723	20,630	18,991	814	613	235,652
Total loans	$196,533	$5,723	$21,175	$22,226	$814	$613	$247,084

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all loans classified as substandard or lower and loans delinquent 90 plus days for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$25,440	$25,440	$25,440
Multi-family residential	-	-	916	916	916
Commercial real estate	-	-	1,679	1,679	1,679
Construction and land development	-	-	2,573	2,573	2,573
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total Loans	$-	$-	$30,608	$30,608	$30,608

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$7,652	$495	$-	$7,652	$8,402
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	545	545	545
Construction and land development	-	-	3,235	3,235	6,846
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total Loans	$7,652	$495	$3,780	$11,432	$15,793

The following table presents the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2012
	Average		Income
	Recorded	Income Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$14,232	$608	$406
Multi-family residential	394	46	-
Commercial Real Estate	1,913	54	-
Construction and Land Development	4,995	122	-
Total	$21,533	$830	$406

	September 30, 2011
	Average		Income
	Recorded	Income Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$5,184	$-	$251
Construction and Land Development	$4,122	$189	$-
Total	$9,306	$189	$251

Federal regulations and our policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of the credit monitoring system.  Management currently classifies problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Company’s risk rating system.  The Company had no loans classified as “loss” at the dates presented.

	September 30, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$4,135	$-	$916	$-	$5,051
Commercial real estate	17,654	-	1,679	-	19,333
Construction and land development	12,300	-	2,573	-	14,873
Commercial business	632	-	-	-	632
Total Loans	$34,721	$-	$5,168	$-	$39,889

	September 30, 2011
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,723	$-	$-	$-	$5,723
Commercial real estate	20,630	-	545	-	21,175
Construction and land development	11,917	3,901	6,408	-	22,226
Commercial business	814	-	-	-	814
Total Loans	$39,084	$3,901	$6,953	$-	$49,938

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$209,889	$12,904	$222,793
Consumer	523	-	523
Total Loans	$210,412	$12,904	$223,316

	September 30, 2011
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$186,219	$10,314	$196,533
Consumer	613	-	613
Total Loans	$186,832	$10,314	$197,146

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$217,061	$1,108	$4,624	$-	$1,108	$222,793	$12,904
Multi-family residential	5,051	-	-	-	-	5,051	-
Commercial real estate	18,859	233	241	-	233	19,333	597
Construction and land development	14,356	-	517	-	-	14,873	517
Commercial business	632	-	-	-	-	632	-
Consumer	522	1	-	-	1	523	-
Total Loans	$256,481	$1,342	$5,382	$-	$1,342	$263,205	$14,018

	September 30, 2011
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$190,822	$3,048	$2,663	$-	$3,048	$196,533	$10,314
Multi-family residential	5,723	-	-	-	-	5,723	-
Commercial real estate	20,272	358	545	-	358	21,175	545
Construction and land development	20,454	-	1,772	-	-	22,226	1,772
Commercial business	814	-	-	-	-	814	-
Consumer	613	-	-	-	-	613	-
Total Loans	$238,698	$3,406	$4,980	$-	$3,406	$247,084	$12,631

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses no less than quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrower and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 and 2011.  Activity in the allowance is presented for the years ended September 30, 2012 and 2011:

	September 30, 2012

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(1,905)	-	-	(303)	-	-	-	(2,208)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,084	-	(96)	(433)	-	-	170	725
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	830	7	125	745	3	1	170	1,881

	September 30, 2011

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2010	$672	$4	$560	$1,909	$3	$1	$2	$3,151
Charge-offs	(750)	-	-	(3,667)	-	-	-	(4,417)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,729	3	(339)	3,239	-	-	(2)	4,630
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364

Individually evaluated for impairment	$495	$-	$-	$-	$-	$-	$-	$495
Collectively evaluated for impairment	1,156	7	221	1,481	3	1	-	2,869

The Company established a provision for loan losses of $725,000 for the year ended September 30, 2012 as compared to $4.6 million for fiscal 2011.  The higher level of provisions in the 2011 period reflected primarily the recognition of the decrease in the value of the collateral securing two construction development projects necessitating charge-offs aggregating $4.4 million.  The allowance for loan losses totaled $1.9 million, or 0.7% of total loans and 13.4% of non-performing loans at September 30, 2012 as compared to $3.4 million, or 1.4% of total loans and 26.6% of non-performing loans at September 30, 2011.  The decline in the allowance resulted from the charge-off of $2.2 million, a portion of which were specific allocations established and charged to provision expense in prior periods.

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

There were no troubled debt restructuring modifications approved during the year ended September 30, 2012.  At September 30, 2012, the Company had five one-to four-family residential loans aggregating to $8.1 million classified as troubled debt restructurings.  These loans are all to the same borrower and are related to a 133-unit completed condominium project in Philadelphia.  The loans were originally classified as construction loans but reclassified as one-to four-family residential loans in fiscal 2011 upon the completion of construction due to the nature of the collateral securing the loans.  There was a $140,000 decrease in interest income during the year ended September 30, 2012 as a result of the restructuring which involved reducing the interest rate.  All of the troubled debt restructurings involved changes in the interest rates on the loans; no debt was forgiven.  At September 30, 2012, the troubled debt restructurings were performing in accordance with the modified terms.  However, they are on non-accrual.  At September 30, 2011, the troubled debt restructurings totaled $7.7 million related to the loans described above.

6.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2012	2011
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	3,695	3,519
Automobiles	135	144

Total	6,642	6,475
Accumulated depreciation	(4,954)	(4,659)

Total office properties and equipment,
net of accumulated depreciation	$1,688	$1,816

For the years ended September 30, 2012 and 2011, depreciation expense amounted to $345,000 and $342,000, respectively.

7.        DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Money market deposit accounts	$69,735	16.4%	$75,649	17.4%
Interest-bearing checking accounts	33,659	7.9	29,658	6.8
Non-interest-bearing checking accounts	3,711	0.9	3,847	0.9
Passbook, club and statement savings	71,083	16.7	70,623	16.2
Certificates maturing in six months or less	71,173	16.7	52,539	12.0
Certificates maturing in more than six months	176,241	41.4	203,698	46.7

Total	$425,602	100.0%	$436,014	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2012
(Dollars in Thousands)

One year or less	$145,367
One through two years	42,424
Two through three years	23,551
Three through four years	15,572
Four through five years	20,500

Total	$247,414

Certificates of deposit of $100,000 or more at September 30, 2012 and 2011 totaled $96.2 million and $97.4 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2012	2011
	(Dollars in Thousands)
Checking and money market deposit accounts	$490	$779
Passbook, club and statement savings accounts	401	701
Certificate accounts	4,884	5,611
Total	$5,775	$7,091

8.        ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB totaled $483,000 and $570,000 at September 30, 2012 and 2011, respectively.  These advances were obtained in connection with the Bank’s participation in a community housing program and range in maturity from fiscal years 2012 through 2015.

The advances are collateralized by all of the FHLB stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.  At September 30, 2012, the Bank had the ability to obtain $115.6 million of additional FHLB advances.

9.	INCOME TAXES

The Company files a consolidated federal income tax return.  The Company uses the specific charge-off method for computing reserves for bad debts.  Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2012 and 2011 consists of the following:

	Year Ended September 30,
	2012	2011
	(Dollars in Thousands)

Current:
Federal	$321	$1,536
Total current taxes	321	1,536

Deferred income tax expense (benefit)	961	(1,748)
Total income tax provision (benefit)	$1,282	$(212)

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2012	2011
	(Dollars in Thousands)
Deferred tax assets:
Deposit premium	$20	$69
Allowance for loan losses	2,302	2,695
Real estate owned expenses	301	101
Non-accrual interest	196	128
Accrued vacation	95	78
Capital loss carryforward	1,262	1,986
Impairment loss	1,562	1,510
Post-retirement benefit plans	135	176
Split dollar life insurance	22	31
Employee benefit plans	386	345
Total deferred tax assets	6,281	7,119
Valuation allowance	(2,046)	(2,009)
Total deferred tax assets, net of valuation allowance	4,235	5,110

Deferred tax liabilities:
Unrealized gain on available for sale securities	661	1,161
Property	526	545
Mortgage servicing	-	1
Deferred loan fees	299	192
Total deferred tax liabilities	1,486	1,899
Net deferred tax asset	$2,749	$3,211

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.0 million at both September 30, 2012 and 2011.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2012		2011
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$1,318	34.0%	$(34)	(34.0)%
Adjustments resulting from:
Valuation allowance	37	0.9	(200)	(200.0)
Income from bank owned life insurance	(160)	(4.1)	(65)	(65.0)
Employee benefit plans	92	2.4	84	84.0
Other	(5)	(0.1)	3	3.0

Income tax expense (benefit) per statements of income	$1,282	33.1%	$(212)	(212.0)%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of September 30, 2012, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported.  The Company’s federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2012 and 2011, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2012:
Tier 1 capital (to average assets)
Company	$58,548	11.73%	$19,965	4.0%	N/A	N/A
Bank	54,668	10.95	19,965	4.0	$24,956	5.0%
Tier 1 capital (to risk-weighted assets)
Company	58,548	27.51	8,513	4.0	N/A	N/A
Bank	54,668	25.69	8,513	4.0	12,770	6.0
Total capital (to risk-weighted assets)
Company	60,429	28.39	17,027	8.0	N/A	N/A
Bank	56,549	26.57	17,027	8.0	21,284	10.0

September 30, 2011:
Tier 1 capital (to average assets)
Company	$55,199	11.06%	$19,961	4.0%	N/A	N/A
Bank	51,051	10.23	19,961	4.0	$24,951	5.0%
Tier 1 capital (to risk-weighted assets)
Company	55,199	25.54	8,645	4.0	N/A	N/A
Bank	51,051	23.62	8,645	4.0	12,968	6.0
Total capital (to risk-weighted assets)
Company	57,909	26.79	17,290	8.0	N/A	N/A
Bank	53,761	24.87	17,290	8.0	21,613	10.0

11.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (and multiple-employer plan under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2012 and 2011 was $841,000 and $730,000, respectively.  There are no collective bargaining agreements in place that require contributions to the plan.  Additional information regarding the plan as of September 30, 2012 is noted below:

Pentegra Defined Benefit Plan for
Legal Name of Plan	Financial Institutions
Plan Employer Identification Number	13-5645888
The Company’s Contribution for the year ended September 30, 2012	$980,000
Are Company’s Contributions more than 5% of total contributions?	No
Funded Status	100.09%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2012 and 2011.  The Company eliminated the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for a total cost of approximately $4.5 million.  The average purchase price was $9.86 per share.  As of September 30, 2012, the Company had allocated a total of 152,685 shares from the suspense account to participants and committed to release an additional 16,965 shares.  As of September 30, 2011 the Company had allocated a total of 130,065 shares from the suspense account to participants and committed to release an additional 16,965 shares.  The expense relating to the ESOP for the years ended September 30, 2012 and 2011 was $122,000 and $128,000, respectively.

The Company maintains a Recognition and Retention Plan and Trust Agreement (“RRP”) which is administered by a committee of the Board of Directors of the Company.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases of shares are expected to be made by the RRP Trust under this plan.  During January 2009, grants covering 173,228 shares were awarded as part of the RRP.  An additional 5,654 shares were awarded during January 2010.  The remaining 47,266 shares in the RRP Trust are available for future awards.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of September 30, 2012, 106,198 of the awarded shares had become fully vested and no shares subject to awards had been forfeited.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount per share equal to the fair value at the grant date. During the year ended September 30, 2012, approximately $390,000 was recognized in compensation expense for the RRP.  Tax benefits of $64,000 were recognized during the year ended September 30, 2012.    During the year ended September 30, 2011, approximately $390,000 was recognized in compensation expense for the RRP.  Tax benefits of $71,000 were recognized during the year ended September 30, 2011.    At September 30, 2012, approximately $502,000 of additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2012 is presented in the following table:

	Year Ended September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	108,460	$11.10
Issued	-	-
Vested	(35,776)	11.12
Nonvested stock awards at the end of the period	72,684	$11.10

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date.  Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock were approved for future issuance pursuant to the Stock Option Plan.  As of September 30, 2012, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of September 30, 2012, options covering 262,613 shares were vested and exercisable, while none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2012 and changes during the year ended September 30, 2012 are presented below:

	Year Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	442,400	$11.12
Exercisable at the end of the period	262,613	$11.13

The weighted average remaining contractual term was approximately 6.25 years for options outstanding as of September 30, 2012.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  The fair value was estimated on the date of grant using the Black-Scholes pricing model. During the years ended September 30, 2012 and 2011, $244,000 was recognized in compensation expense for the Stock Option Plan in both periods.  A tax benefit of $24,000 was recognized during each of the years ended September 30, 2011 and 2012.   At September 30, 2012, approximately $315,000 of additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.25 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2012, the Company had $14.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.75% to 6.00%. At September 30, 2011, the Company had $7.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.125% to 7.25%.  The aggregate undisbursed portion of loans-in-process amounted to $1.6 million and $3.8 million, respectively, at September 30, 2012 and 2011.

The Company also had commitments under unused lines of credit of $6.5 million and $7.8 million, respectively, and letters of credit outstanding of $167,000 and $676,000, respectively, at September 30, 2012 and 2011, respectively.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2012, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

13.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and September 30, 2011, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2012 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$14,103	$-	$14,103
Mortgage-backed securities - U.S. Government agencies	-	47,762	-	47,762
Mortgage-backed securities - Non-agency	-	4,103	-	4,103
FHLMC preferred stock	7	-	-	7
Total	$7	$65,968	$-	$65,975

Those assets as of September 30, 2011 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$9,424	$-	$9,424
Mortgage-backed securities - U.S. Government agencies	-	61,583	-	61,583
Mortgage-backed securities - Non-agency	-	4,357	-	4,357
FHLMC preferred stock	6	-	-	6
Total	$6	$75,364	$-	$75,370

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value of $30.6 million.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$30,608	$30,608
Real estate owned	-	-	1,972	$1,972
Total	$-	$-	$32,580	$32,580

	At September 30, 2011
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$10,937	10,937
Real estate owned	-	2,268	-	2,268
Total	$-	$2,268	$10,937	$13,205

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

			Fair Value Measurements at
			September 30, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$81,273	$81,273	$81,273	$-	$-
Investment and mortgage-backed
securities available for sale	65,975	65,975	7	65,968	-
Investment and mortgage-backed
securities held to maturity	63,110	66,401	-	66,401	-
Loans receivable, net	260,684	266,699	-	-	266,699
Accrued interest receivable	1,661	1,661	1,661	-	-
Federal Home Loan Bank stock	2,239	2,239	2,239	-	-
Bank owned life insurance	6,919	6,919	6,919	-	-

Liabilities:
Checking accounts	37,370	37,370	37,370	-	-
Money market deposit accounts	69,735	69,735	69,735	-	-
Passbook, club and statement
savings accounts	71,083	71,083	71,083	-	-
Certificates of deposit	247,414	252,479	-	252,479	-
Advances from Federal Home
Loan Bank	483	484	484	-	-
Accrued interest payable	2,382	2,382	2,382	-	-
Advances from borrowers for taxes and
insurance	1,273	1,273	1,273	-	-

	September 30
	2011

	Carrying	Fair
	Amount	Value
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$53,829	$53,829
Investment and mortgage-backed
securities available for sale	75,370	75,370
Investment and mortgage-backed
securities held to maturity	108,956	112,721
Loans receivable, net	240,511	248,382
Accrued interest receivable	2,026	2,026
Federal Home Loan Bank stock	2,887	2,887
Bank owned life insurance	6,180	6,180

Liabilities:
Checking accounts	33,505	33,505
Money market deposit accounts	75,649	75,649
Passbook, club and statement
savings accounts	70,623	70,623
Certificates of deposit	256,237	262,489
Advances from Federal Home
Loan Bank	570	570
Accrued interest payable	2,420	2,420
Advances from borrowers for taxes and
insurance	1,090	1,090

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

Bank Owned Life Insurance—The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that are be derivable from observable market inputs.

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on market rates currently offered for deposits of similar remaining maturity.

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

14.           PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2012	2011
	(Dollars in Thousands)
Assets:
Cash	$254	$500
ESOP loan receivable	3,342	3,521
Investment in Bank	55,952	53,304
Other assets	283	127
Total assets	$59,831	$57,452

Stockholders’ equity:
Preferred stock	-	-
Common stock	126	126
Additional paid-in-capital	54,610	54,078
Unearned ESOP shares	(2,787)	(3,011)
Treasury stock	(31,625)	(31,625)
Retained earnings	38,224	35,631
Accumulated other comprehensive income	1,283	2,253

Total stockholders’ equity	59,831	57,452

Total liabilities and stockholders’ equity	$59,831	$57,452

INCOME STATEMENT
For the year ended September 30,	2012	2011
	(Dollars in thousands)

Interest on ESOP loan	$199	$209
Equity in the undistributed earnings (loss) of the Bank	2,863	(642)
Dividends from Bank	-	1,000
Other income	3	16

Total income	3,065	583

Professional services	215	236
Other expense	396	362

Total expense	611	598

Income (loss) before income taxes	2,454	(15)

Income tax benefit	(139)	(127)

Net income	$2,593	$112

CASH FLOWS
For the year ended September 30,	2012	2011
	(Dollars in thousands)
Operating activities:
Net income	$2,593	$112
(Increase) decrease in assets	(155)	31
Equity in the undistributed (earnings) loss of the Bank	(2,863)	642

Net cash (used in) provided by operating activities	(425)	785

Investing activities:
Repayments received on ESOP loan	179	168

Net cash provided by investing activities	179	168
Financing activities:
Cash dividends paid	-	(1,466)
Payment to repurchase common stock	-	(49)

Net cash used in financing activities	-	(1,515)

Net decrease in cash and cash equivalents	(246)	(562)

Cash and cash equivalents, beginning of year	500	1,062

Cash and cash equivalents, end of year	$254	$500

15.          CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2012 and 2011 is as follows:

	September 30, 2012				September 30, 2011

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$4,983	$4,813	$4,828	$4,354	$5,653	$5,446	$5,454	$5,132
Interest expense	1,514	1,493	1,432	1,339	2,022	1,816	1,683	1,576
Net interest income	3,469	3,320	3,396	3,015	3,631	3,630	3,771	3,556
Provision for loan losses	150	100	100	375	580	3,600	-	450
Net interest income after provision for loan losses	3,319	3,220	3,296	2,640	3,051	30	3,771	3,106
Non-interest income	173	133	188	2,572	134	175	241	329
Non-interest expense	2,867	2,996	2,936	2,867	2,863	2,807	2,614	2,653
Income (loss) before income tax expense (benefit)	625	357	548	2,345	322	(2,602)	1,398	782
Income tax expense (benefit)	221	273	88	700	416	(740)	227	(115)
Net income (loss)	$404	$84	$460	$1,645	$(94)	$(1,862)	$1,171	$897

Per share:
Earnings per share - basic	$0.04	$0.01	$0.05	$0.17	$(0.01)	$(0.20)	$0.12	$0.09
Earnings per share - diluted	0.04	0.01	0.05	0.17	(0.01)	(0.20)	0.12	0.09
Dividends per share	-	-	-	-	0.05	0.05	-	-

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

(a)         Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and are operating in an effective manner.

(b)           Report of Management’s Assessment of Internal Control over Financial Reporting

   Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934.  An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

●	maintain records that accurately reflect the Company’s transactions;
●	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and
●	prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

   Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2012.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

   The Board of Directors of Prudential Bancorp, through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process.  The Audit Committee, which is composed entirely of independent directors, is also responsible for the appointment of the independent registered public accounting firm. The Audit Committee also meets with management, the internal audit staff, and the independent registered public accounting firm throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm under rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
Thomas A. Vento President and Chief Executive Officer	Joseph R. Corrato Executive Vice President, Chief Financial Officer and Chief Accounting Officer

(c) No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 11, 2013, which will be filed with the Securities and Exchange Commission on or about January 11, 2013 (“Definitive Proxy Statement”).

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to the shareholder relations administrator, Prudential Bancorp, Inc. of Pennsylvania, 1834 Oregon Avenue, Philadelphia, Pennsylvania 19145.  In addition, a copy of the Code of Ethics is available at the Company’s website at www.prudentialsavingsbank.com.

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

Equity Compensation Plan Information.  The following table provides information as of September 30, 2012 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	515,080	(1)	$11.12	(1)	170,235
Equity compensation plans not approved by security holders	--		--		--
Total	515,080		$11.12		170,235

(1)	Includes 72,680 shares subject to restricted stock grants which were not vested as of September 30, 2012. The weighted-average exercise price excludes such restricted stock grants.

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

10.8	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.9	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (4)*
10.10	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*
10.11	Endorsement Split Dollar Insurance Agreement, dated August 28, 2012, between Joseph Corrato and Prudential Savings Bank (5)*
10.12	Endorsement Split Dollar Insurance Agreement dated August 29, 2012 between Jack Rothkopf and Prudential Savings Bank (5)*
10.13
Transition Agreement by and among Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Prudential Mutual Holding Company, PSB Delaware, Inc. and Joseph W. Packer, Jr. dated as of April 18, 2012 (6)*

31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No. 333-119130) filed with the SEC on September 30, 2004.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

(4)
Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the Company’s definitive proxy statement (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 28, 2012 and filed with the SEC on August 31, 2012 (SEC File No. 000-51214).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 18, 2012 and filed with the SEC on April 19, 2012 (SEC File No. 000-51214).

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

Prudential Bancorp, Inc. of Pennsylvania
December 21, 2012	By:	/s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Packer, Jr.	December 21, 2012
Joseph W. Packer, Jr. Chairman of the Board
/s/ Thomas A. Vento	December 21, 2012
Thomas A. Vento Director, President and Chief Executive Officer
/s/ Jerome R. Balka, Esq.	December 21, 2012
Jerome R. Balka, Esq. Director
/s/ A. J. Fanelli	December 21, 2012
A. J. Fanelli Director
/s/ Francis V. Mulcahy	December 21, 2012
Francis V. Mulcahy Director
/s/ JOHN C. HOSIER	December 21, 2012
John C. Hosier Director
/s/ Joseph R. Corrato	December 21, 2012
Joseph R. Corrato Director, Executive Vice President, Chief Financial Officer and Chief Accounting Officer