Form 10-Q
period 2012-12-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2013-02-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of February 1, 2013, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2012	2012
	(Dollars in Thousands)
ASSETS
Cash and amounts due from depository institutions	$2,849	$3,001
Interest-bearing deposits	50,414	78,272

Total cash and cash equivalents	53,263	81,273

Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2012, $64,863; September 30, 2012, $64,030)	66,462	65,975
Investment and mortgage-backed securities held to maturity (estimated fair value—December 31, 2012, $81,973; September 30, 2012, $66,401)	79,208	63,110
Loans receivable—net of allowance for loan losses (December 31, 2012, $2,081; September 30, 2012, $1,881)	273,971	260,684
Accrued interest receivable	1,898	1,661
Real estate owned	1,953	1,972
Federal Home Loan Bank stock—at cost	1,945	2,239
Office properties and equipment—net	1,633	1,688
Bank owned life insurance	6,972	6,919
Prepaid expenses and other assets	1,298	2,234
Deferred tax asset-net	2,568	2,749
TOTAL ASSETS	$491,171	$490,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$3,279	$3,711
Interest-bearing	424,497	421,891
Total deposits	427,776	425,602
Advances from Federal Home Loan Bank	340	483
Accrued interest payable	25	2,382
Advances from borrowers for taxes and insurance	2,189	1,273
Accounts payable and accrued expenses	773	933

Total liabilities	431,103	430,673

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at December 31, 2012 and September 30, 2012	126	126
Additional paid-in capital	54,748	54,610
Unearned ESOP shares	(2,732)	(2,787)
Treasury stock, at cost: 2,540,255 shares at December 31, 2012 and September 30, 2012	(31,625)	(31,625)
Retained earnings	38,496	38,224
Accumulated other comprehensive income	1,055	1,283

Total stockholders’ equity	60,068	59,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,171	$490,504

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2012	2011
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,253	$3,268
Interest on mortgage-backed securities	634	1,044
Interest and dividends on investments	476	646
Interest on interest-bearing deposits	34	25

Total interest income	4,397	4,983

INTEREST EXPENSE:
Interest on deposits	1,220	1,513
Interest on borrowings	-	1

Total interest expense	1,220	1,514

NET INTEREST INCOME	3,177	3,469

PROVISION FOR LOAN LOSSES	-	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,177	3,319

NON-INTEREST INCOME:
Gain on sale of mortgage-backed securities available for sale	16	-
Gain on sale of real estate owned	10	-
Fees and other service charges	97	117

Total other-than-temporary impairment losses	(20)	(144)
Portion of losses recognized in other comprehensive income, before taxes	6	107
Net impairment losses recognized in earnings	(14)	(37)

Other	115	93

Total non-interest income	224	173

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,458	1,519
Data processing	110	109
Professional services	184	220
Office occupancy	97	98
Depreciation	86	84
Payroll taxes	71	64
Director compensation	98	107
Real estate owned expenses	103	152
Federal Deposit Insurance Corporation insurance	162	162
Other	409	352

Total non-interest expense	2,778	2,867

INCOME BEFORE INCOME TAXES	623	625

INCOME TAXES:
Current expense	53	411
Deferred expense (benefit)	298	(190)

Total income tax expense	351	221

NET INCOME	$272	$404

BASIC EARNINGS PER SHARE	$0.03	$0.04

DILUTED EARNINGS PER SHARE	$0.03	$0.04

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended December 31,
	2012	2011

	(Dollars in Thousands)
Net income	$272	$404

Unrealized holding loss on available-for-sale securities	(342)	(103)
Tax effect	116	35
Reclassification adjustment for net gains realized in net income	(16)	-
Tax effect	5	-
Reclassification adjustment for other than temporary impairment losses on debt securities	14	37
Tax effect	(5)	(13)
Total Other Comprehensive Loss	(228)	(44)

Comprehensive Income	$44	$360

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2012	$126	$54,610	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					272		272

Other comprehensive loss						(228)	(228)

Excess tax benefit from stock compensation		39					39

Stock option expense		55					55

Recognition and Retention Plan expense		64					64

ESOP shares committed to be released (5,655 shares)		(20)	55				35

BALANCE, December 31, 2012	$126	$54,748	$(2,732)	$(31,625)	$38,496	$1,055	$60,068

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands except per share amounts)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Net income					404		404

Other comprehensive loss						(44)	(44)

Excess tax benefit from stock compensation		40					40

Stock option expense		55					55

Recognition and Retention Plan expense		64					64

ESOP shares committed to be released (5,655 shares)		(27)	56				29

BALANCE, December 31, 2011	$126	$54,210	$(2,955)	$(31,625)	$36,035	$2,209	$58,000

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$272	$404
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	-	150
Depreciation	86	84
Net accretion of premiums and discounts	(48)	(115)
Net accretion of deferred loan fees and costs	(50)	(59)
Impairment charge on investment and mortgage-backed securities	14	37
Share-based compensation expense	158	159
Compensation expense of ESOP	35	29
Gain on sale of real estate owned	(10)	-
Gain on sale of mortgage-backed securities	(16)	-
Deferred income tax expense (benefit)	298	(190)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(237)	(1)
Prepaid expenses and other assets	903	330
Accrued interest payable	(2,357)	(2,379)
Accounts payable and accrued expenses	(160)	(1,117)
Net cash used in operating activities	(1,112)	(2,668)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(21,467)	(14,976)
Purchase of investment and mortgage-backed securities available for sale	(5,991)	(5,936)
Loans originated or acquired	(22,295)	(15,533)
Principal collected on loans	8,822	16,656
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	5,379	25,117
Available-for-sale	4,893	5,297
Proceeds from redemption of FHLB stock	294	144
Proceeds from sale of mortgage-backed securities	304	-
Proceeds from sale of real estate owned	208	-
Purchases of equipment	(31)	(119)
Net cash (used in) provided by investing activities	(29,884)	10,650
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	4,976	7,372
Net decrease in certificates of deposit	(2,802)	(3,884)
Repayment of advances from Federal Home Loan Bank	(143)	(10)
Increase in advances from borrowers for taxes and insurance	916	661
Excess tax benefit related to stock compensation	39	27
Net cash provided by financing activities	2,986	4,166

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,010)	12,148

CASH AND CASH EQUIVALENTS—Beginning of period	81,273	53,829

CASH AND CASH EQUIVALENTS—End of period	$53,263	$65,977
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$3,577	$3,893

Income taxes paid	$-	$550

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$236	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of December 31, 2012.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of December 31, 2012, the Company had allocated a total of 175,305 shares from the suspense account to participants.  For the three months ended December 31, 2012, the Company recognized $35,000 in compensation expense.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate, non-employees, at fair value.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through December 31, 2012.  The repurchased shares are available for general corporate purposes.  As of December 31, 2012, Prudential Mutual Holding Company (“the MHC”) had purchased 568,000 shares at an average cost of $10.30 per share. As of December 31, 2012, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and were held as treasury stock with the remaining 2,545,433 shares owned by public shareholders.

Comprehensive Income  — For the three months ended December 31, 2012 and 2011, the only components of comprehensive income were net income, unrealized holding gains, net of income tax expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and realized losses due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2011 and 2012, remains in compliance with regulatory capital and liquidity requirements and makes redemptions at the par value. With consideration given to these factors, management concluded that the FHLB stock was not impaired at December 31, 2012.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Unauditied Consolidated Statement of Comprehensive Income is included in the financial statements presented herein.

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

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  The Company is currently evaluating the impact that these disclosures will have on its financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed  by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period.  Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended December 31,

	2012		2011
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$272	$272	$404	$404
Weighted average shares outstanding	9,727,421	9,727,421	9,564,450	9,564,450
Effect of common stock equivalents	-	35,681	-	48,613
Adjusted weighted average shares used in earnings per share computation	9,727,421	9,763,102	9,564,450	9,613,063
Earnings per share - basic and diluted	$0.03	$0.03	$0.04	$0.04

Options to purchase 442,400 shares of common stock with per share exercise prices greater than the market value per share of the common stock as of December 31, 2012 and September 30, 2012, respectively, were outstanding at both December 31, 2012 and September 30, 2012, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$19,984	$111	$(26)	$20,069
Mortgage-backed securities - U.S. government agencies	41,012	1,623	(11)	42,624
Mortgage-backed securities - non-agency	3,861	149	(248)	3,762
Total debt securities available for sale	64,857	1,883	(285)	66,455

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$64,863	$1,884	$(285)	$66,462

Securities Held to Maturity:
U.S. government and agency obligations	$61,944	$1,226	$(111)	$63,059
Mortgage-backed securities - U.S. government agencies	17,264	1,650	-	18,914

Total securities held to maturity	$79,208	$2,876	$(111)	$81,973

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$13,994	$110	$(1)	$14,103
Mortgage-backed securities - U.S. government agencies	45,722	2,040	-	47,762
Mortgage-backed securities - non-agency	4,308	137	(342)	4,103
Total debt securities available for sale	64,024	2,287	(343)	65,968

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$64,030	$2,288	$(343)	$65,975

Securities Held to Maturity:
U.S. government and agency obligations	$44,475	$1,333	$(9)	$45,799
Mortgage-backed securities - U.S. government agencies	18,635	1,967	-	20,602

Total securities held to maturity	$63,110	$3,300	$(9)	$66,401

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2012:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(26)	$2,974	$-	$-	$(26)	$2,974
Mortgage-backed securities - agency	(11)	1,968	-	-	(11)	1,968
Mortgage-backed securities - non-agency	(4)	94	(244)	2,119	(248)	2,213

Total securities available for sale	$(41)	$5,036	$(244)	$2,119	$(285)	$7,155

Securities Held to Maturity:
U.S. government and agency obligations	$(111)	$23,862	$-	$-	$(111)	$23,862

Total securities held to maturity	$(111)	$23,862	$-	$-	$(111)	$23,862

Total	$(152)	$28,898	$(244)	$2,119	$(396)	$31,017

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2012:

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

The following is a rollforward for the three months ended December 31, 2012 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of October 1, 2012	$2,103

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	14

Credit component of OTTI as of December 31, 2012	$2,117

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At December 31, 2012, U.S. Government and agency obligations in a gross unrealized loss for less than twelve months consisted of 11 securities having an aggregate depreciation of $137,000 or 0.17% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months at such date.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

U.S. Agency Issued Mortgage-Backed Securities - At December 31, 2012, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of less than 12 months was $11,000 or 0.02% from the Company’s amortized cost basis and consisted of one security.  There were no securities in a gross unrealized loss in the category of more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of an investment in a mutual fund and includes 52 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the quarter ended December 31, 2012, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $20,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of December 31, 2012. Of the recorded charge, a total of $14,000 was concluded to be credit related and recognized currently in earnings and $6,000 was concluded to be attributable to other factors and recognized in accumulated other comprehensive income.

As of December 31, 2012, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $248,000 in gross unrealized losses related to this part of the portfolio, 17 securities had been in a loss position for longer than 12 months while 4 securities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(Dollars in Thousands)
Due within one year	$1,000	$1,005	$-	$-
Due after one through five years	4,000	4,038	-	-
Due after five through ten years	11,498	12,091	2,998	3,072
Due after ten years	45,446	45,925	16,986	16,997

Total	$61,944	$63,059	$19,984	$20,069

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

4.         LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2012	2012
	(Dollars in Thousands)
One-to-four family residential	$237,511	$222,793
Multi-family residential	4,799	5,051
Commercial real estate	18,436	19,333
Construction and land development	15,817	14,873
Commercial business	603	632
Consumer	374	523

Total loans	277,540	263,205

Undisbursed portion of loans-in-process	(2,698)	(1,629)
Deferred loan fees, net	1,210	989
Allowance for loan losses	(2,081)	(1,881)

Net loans	$273,971	$260,684

The following table summarizes the loans individually evaluated for impairment by loan segment at December 31, 2012:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$24,676	$911	$1,672	$2,152	$-	$-	$29,411
Collectively evaluated for impairment	212,835	3,888	16,764	13,665	603	374	248,129
Total loans	$237,511	$4,799	$18,436	$15,817	$603	$374	$277,540

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2012:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
			(Dollars in Thousands)

Individually evaluated for impairment	$25,440	$916	$1,679	$2,573	$-	$-	$30,608
Collectively evaluated for impairment	197,353	4,135	17,654	12,300	632	523	232,597
Total loans	$222,793	$5,051	$19,333	$14,873	$632	$523	$263,205

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all construction loans, commercial real estate and commercial business loans and all loans 90 plus days delinquent as to principal and/or interest for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
		(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$24,676	$24,676	$24,676
Mult-family residential	-	-	911	911	911
Commercial real estate	-	-	1,672	1,672	1,672
Construction and land development	-	-	2,152	2,152	2,152
Total Loans	$-	$-	$29,411	$29,411	$29,411

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$25,440	$25,440	$25,440
Multi-family residential	-	-	916	916	916
Commercial real estate	-	-	1,679	1,679	1,679
Construction and land development	-	-	2,573	2,573	2,573
Total Loans	$-	$-	$30,608	$30,608	$30,608

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Quarter Ended December 31, 2012
	Average	Income	Income
	Recorded	Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$24,676	$166	$69
Multi-family residential	914	16	-
Commercial Real Estate	1,672	19	-
Construction and Land Development	2,152	35	-
Total	$29,414	$236	$69

	Quarter Ended December 31, 2011
	Average	Income	Income
	Recorded	Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$8,473	$-	$66
Commercial Real Estate	574	-	-
Construction and Land Development	1,788	9	-
Total	$10,835	$9	$66

Federal regulations and our policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of its credit monitoring system.  Management currently classifies problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Company’s risk rating system.  The Company had no loans classified as “loss” at either of the dates presented.

	December 31, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$3,888	$-	$911	$-	$4,799
Commercial real estate	16,764	-	1,672	-	18,436
Construction and land development	13,665	-	2,152	-	15,817
Commercial business	603	-	-	-	603
Total Loans	$34,920	$-	$4,735	$-	$39,655

	September 30, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$4,135	$-	$916	$-	$5,051
Commercial real estate	17,654	-	1,679	-	19,333
Construction and land development	12,300	-	2,573	-	14,873
Commercial business	632	-	-	-	632
Total Loans	$34,721	$-	$5,168	$-	$39,889

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	December 31, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$225,104	$12,407	$237,511
Consumer	374	-	374
Total Loans	$225,478	$12,407	$237,885

	September 30, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$209,889	$12,904	$222,793
Consumer	523	-	523
Total Loans	$210,412	$12,904	$223,316

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	December 31, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$231,401	$2,195	$3,915	$-	$2,195	$237,511	$12,407
Multi-family residential	4,799	-	-	-	-	4,799	-
Commercial real estate	17,114	727	595	-	727	18,436	595
Construction and land development	15,817	-	-	-	-	15,817	-
Commercial business	603	-	-	-	-	603	-
Consumer	374	-	-	-	-	374	-
Total Loans	$270,108	$2,922	$4,510	$-	$2,922	$277,540	$13,002

	September 30, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$217,061	$1,108	$4,624	$-	$1,108	$222,793	$12,904
Multi-family residential	5,051	-	-	-	-	5,051	-
Commercial real estate	18,859	233	241	-	233	19,333	597
Construction and land development	14,356	-	517	-	-	14,873	517
Commercial business	632	-	-	-	-	632	-
Consumer	522	1	-	-	1	523	-
Total Loans	$256,481	$1,342	$5,382	$-	$1,342	$263,205	$14,018

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses no less than quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrowers and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the quarters ended December 31, 2012 and 2011:

	December 31, 2012

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	200	-	-	-	200
Provision	75	-	-	(86)	-	-	11	-
ALLL balance at December 31, 2012	$905	$7	$125	$859	$3	$1	$181	$2,081

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	905	7	125	859	3	1	181	2,081

	December 31, 2011

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(101)	-	-	-	-	-	-	(101)
Recoveries	-	-	-	-	-	-	-	-
Provision	588	1	(162)	(396)	(1)	-	120	150
ALLL balance at December 31, 2011	$2,138	$8	$59	$1,085	$2	$1	$120	$3,413

Individually evaluated for impairment	$494	$-	$-	$-	$-	$-	$-	$494
Collectively evaluated for impairment	1,644	8	59	1,085	2	1	120	2,919

At December 31, 2012, the Company had five one-to-four family residential loans classified as troubled debt restructurings related to a 133-unit condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment.  In late January 2013, the Bank completed the sale of the entire loan relationship. In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million.  The new loan is anticipated to be reported as a troubled debt restructuring during the quarter ending March 31, 2013.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.  There were no troubled debt restructuring modifications approved during the three months ended December 31, 2012 or December 31, 2011, except for the new loan described above.  In addition, no troubled debt restructurings defaulted during the three months ended December 31, 2012 or December 31, 2011.

5.          DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2012		2012

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$69,338	16.2%	$69,735	16.4%
Interest bearing checking accounts	39,200	9.2	33,659	7.9
Non-interest bearing checking accounts	3,279	0.8	3,711	0.9
Passbook, club and statement savings	71,347	16.7	71,083	16.7
Certificates maturing in six months or less	88,665	20.7	71,173	16.7
Certificates maturing in more than six months	155,947	36.4	176,241	41.4

Total	$427,776	100.0%	$425,602	100.0%

Certificates of $100,000 and over totaled $95.4 million as of December 31, 2012 and $96.2 million as of September 30, 2012.

6.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2012	2012
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$8	$20
Allowance for loan losses	2,301	2,302
Real estate owned expenses	306	301
Nonaccrual interest	100	196
Accrued vacation	99	95
Capital loss carryforward	1,718	1,262
Impairment loss	1,111	1,562
Split dollar life insurance	22	22
Post-retirement benefits	134	135
Employee benefit plans	430	386

Total deferred tax assets	6,229	6,281
Valuation allowance	(2,189)	(2,046)
Total deferred tax assets, net of valuation allowance	4,040	4,235

Deferred tax liabilities:
Unrealized gain on available for sale securities	543	661
Property	517	526
Deferred loan fees	412	299

Total deferred tax liabilities	1,472	1,486

Net deferred tax asset	$2,568	$2,749

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.2 million at December 31, 2012.  The gross deferred assets related to impairment losses and capital loss carryforwards increased in the aggregate by $5,000 during the three months ended December 31, 2012 while the corresponding valuation allowance increased by $143,000, resulting in an increase in income tax expense of $138,000 corresponding to the decrease in value of available for sale mortgage-backed securities which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of December 31, 2012, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported.  The Company’s federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

7.         STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under the RRP.  As of December 31, 2012, grants covering 178,882 shares had been awarded as part of the RRP.  The remaining 47,266 shares in the RRP Trust as of December 31, 2012 are available for future awards.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of December 31, 2012, 106,198 shares had become fully vested and no shares had been forfeited.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During both the three months ended December 31, 2012 and 2011, approximately $97,000 was recognized in compensation expense for the RRP.  A tax benefit of $33,000 was recognized during both the three months ended December 31, 2012 and 2011.   At December 31, 2012, approximately $405,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2012 is presented in the following table:

	Three Months Ended December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2012	72,684	$11.10
Issued	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2012	72,684	$11.10

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for issuance pursuant to the Stock Option Plan.  As of December 31, 2012, 315,194 incentive stock options and 127,206 non-qualified stock options had been awarded under the plan.  As of December 31, 2012, 262,613 options were vested and none had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of December 31, 2012 and changes during the three month period ended December 31, 2012 are presented below:

	Three Months Ended December 31, 2012
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2012	442,400	$11.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2012	442,400	$11.12
Exercisable at December 31, 2012	262,613	$11.12

The weighted average remaining contractual term was approximately 6 years for options outstanding as of December 31, 2012.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, while options granted during fiscal 2010 were estimated to have a fair value of $2.76.  The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During both the three months ended December 31, 2012 and 2011, $61,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $6,000 was recognized during both the three months ended December 31, 2012 and 2011.    At December 31, 2012, approximately $497,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1 year.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2012, the Company had $4.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.75% to 4.125%.  At September 30, 2012, the Company had $14.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.75% to 6.00%.

The aggregate undisbursed portion of loans-in-process amounted to $2.7 million and $1.6 million, respectively, at December 31, 2012 and September 30, 2012.

The Company also had commitments under unused lines of credit of $6.7 million and $6.5 million, respectively, at December 31, 2012 and September 30, 2012 and letters of credit outstanding of $167,000 at both December 31, 2012 and September 30, 2012.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2012, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and September 30, 2012, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of December 31, 2012 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$20,069	$-	$20,069
Mortgage-backed securities - U.S. Government agencies	-	42,624	-	42,624
Mortgage-backed securities - Non-agency	-	3,762	-	3,762
FHLMC preferred stock	7	-	-	7
Total	$7	$66,455	$-	$66,462

Those assets as of September 30, 2012 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$14,103	$-	$14,103
Mortgage-backed securities - U.S. Government agencies	-	47,762	-	47,762
Mortgage-backed securities - Non-agency	-	4,103	-	4,103
FHLMC preferred stock	7	-	-	7
Total	$7	$65,968	$-	$65,975

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value of $29.4 million at December 31, 2012.

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

 Summary of Non-Recurring Fair Value Measurements

	At December 31, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$29,411	$29,411
Real estate owned	-	-	1,953	$1,953
Total	$-	$-	$31,364	$31,364

	At September 30, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$30,608	$30,608
Real estate owned	-	-	1,972	$1,972
Total	$-	$-	$32,580	$32,580

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

			Fair Value Measurements at
			December 31, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$53,263	$53,263	$53,263	$-	$-
Investment and mortgage-backed securities available for sale	66,462	66,462	7	66,455	-
Investment and mortgage-backed securities held to maturity	79,208	81,973	-	81,973	-
Loans receivable, net	273,971	279,809	-	-	279,809
Accrued interest receivable	1,898	1,898	1,898	-	-
Federal Home Loan Bank stock	1,945	1,945	1,945	-	-
Bank owned life insurance	6,972	6,972	6,972	-	-

Liabilities:
Checking accounts	42,479	42,479	42,479	-	-
Money market deposit accounts	69,338	69,338	69,338	-	-
Passbook, club and statement savings accounts	71,347	71,347	71,347	-	-
Certificates of deposit	244,612	249,515	-	249,515	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	25	25	25	-	-
Advances from borrowers for taxes and insurance	2,189	2,189	2,189	-	-

			Fair Value Measurements at
			September 30, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$81,273	$81,273	$81,273	$-	$-
Investment and mortgage-backed securities available for sale	65,975	65,975	7	65,968	-
Investment and mortgage-backed securities held to maturity	63,110	66,401	-	66,401	-
Loans receivable, net	260,684	266,699	-	-	266,699
Accrued interest receivable	1,661	1,661	1,661	-	-
Federal Home Loan Bank stock	2,239	2,239	2,239	-	-
Bank owned life insurance	6,919	6,919	6,919	-	-

Liabilities:
Checking accounts	37,370	37,370	37,370	-	-
Money market deposit accounts	69,735	69,735	69,735	-	-
Passbook, club and statement savings accounts	71,083	71,083	71,083	-	-
Certificates of deposit	247,414	252,479	-	252,479	-
Advances from Federal Home Loan Bank	483	484	484	-	-
Accrued interest payable	2,382	2,382	2,382	-	-
Advances from borrowers for taxes and insurance	1,273	1,273	1,273	-	-

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

Bank Owned Life Insurance—The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that is derivable from observable market inputs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2012 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization in 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

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

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of December 31, 2012 or September 30, 2012.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans transferred into real estate owned at fair value on a non-recurring basis.

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

Market Overview. The economy has shown improvements during 2012, but we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2012 and September 30, 2012, and the results of operations for the three month periods ended December 31, 2012 and 2011.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

At December 31, 2012, the Company had total assets of $491.2 million, an increase of $667,000 from $490.5 million at September 30, 2012.  The increase was attributable to increases during the first quarter of fiscal 2013 of $16.6 million in the investment and mortgage-backed securities portfolio and increases of $13.3 million in the loan portfolio.  These increases were substantially offset by a decrease in cash and cash equivalents of $28.0 million as funds received from the sale and call of investment and mortgage-backed securities during third and fourth quarters of fiscal 2012 were reinvested in loans and investment securities.

Total liabilities increased $430,000 to $431.1 million at December 31, 2012 from $430.7 million at September 30, 2012.  The increase was due to a $2.2 million increase in deposits and a $916,000 increase in advances from borrowers for taxes and insurance.  These increases were substantially offset by a $2.4 million decrease in accrued interest related to certificates of deposit as interest accrued on such deposits is generally distributed at the end of the calendar year.

Stockholders’ equity increased by $237,000 to $60.1 million at December 31, 2012.  The increase primarily reflected net income of $272,000 for the first quarter of fiscal 2013, offset partially by a decline in the unrealized gain on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Net income.  The Company reported net income of $272,000 as compared to $404,000 for the comparable period in 2011.  The decreased level of earnings primarily reflected the effects of an increase in the valuation allowance related to a deferred tax asset discussed below.

Net interest income.   Net interest income decreased $292,000 or 8.4% to $3.2 million for the three months ended December 31, 2012 as compared to $3.5 million for the same period in 2011. The decrease was due to a $586,000 or 11.8% decrease in interest income partially offset by a $294,000, or 19.4% decrease in interest expense.  The decrease in interest income resulted from a 42 basis point decrease to 3.74% in the weighted average yield earned on interest-earning assets combined with a $8.7 million or 1.8% decrease in the average balance of interest-earning assets for the three months ended December 31, 2012, as compared to the same period in 2011.  The decrease in the weighted average yield earned was primarily due to the reinvestment of the proceeds from called investment securities and the origination of new loans at lower current market rates.  The decrease in interest expense resulted primarily from a 24 basis point decrease to 1.15% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the year combined with a $11.1 million or 2.6% decrease in the average balance of interest-bearing liabilities, primarily in certificates of deposit, for the three months ended December 31, 2012, as compared to the same period in 2011.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits repriced downward as well as the Bank’s continued implementation of its asset/liability strategies designed to reduce its use of higher costing certificates of deposit as a funding source.

For the quarter ended December 31, 2012, the net interest margin was 2.70%, as compared to 2.90% for the same period in 2011.  The decrease in the net interest margin was consistent with the decline in net interest income as the yields on interest-earning assets declined to a greater degree than the rates paid on interest-bearing liabilities due to the already low level of the Bank’s cost of funds.

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

	Three Months
	Ended December 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$73,232	$476	2.60%	$93,766	$646	2.76%
Mortgage-backed securities	68,626	634	3.70	88,405	1,044	4.72
Loans receivable(1)	268,333	3,253	4.85	237,841	3,268	5.50
Other interest-earning assets	59,864	34	0.23	58,752	25	0.17
Total interest-earning assets	470,055	4,397	3.74	478,764	4,983	4.16
Cash and non-interest-bearing balances	2,720			2,856
Other non-interest-earning assets	18,739			18,174
Total assets	$491,514			$499,794
Interest-bearing liabilities:
Savings accounts	$71,048	61	0.34	$69,572	113	0.65
Money market deposit and NOW accounts	105,562	93	0.35	104,789	143	0.55
Certificates of deposit	244,504	1,065	1.74	258,003	1,256	1.95
Total deposits	421,114	1,219	1.16	432,364	1,512	1.40
Advances from Federal Home Loan Bank	378	-	-	563	1	0.71
Advances from borrowers for taxes and insurance	1,717	1	0.23	1,366	1	0.29
Total interest-bearing liabilities	423,209	1,220	1.15	434,293	1,514	1.39
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,427			4,153
Other liabilities	4,929			3,622
Total liabilities	431,565			442,068
Stockholders’ equity	59,949			57,726
Total liabilities and stockholders’ equity	$491,514			$499,794
Net interest-earning assets	$46,846			$44,471
Net interest income; interest rate spread		$3,177	2.59%		$3,469	2.77%
Net interest margin(2)			2.70%			2.90%

Average interest-earning assets to average interest-bearing liabilities		111.07%			110.24%

(1)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

The Company did not establish a provision for loan loss for the quarter ended December 31, 2012 compared to a provision for loan losses of $150,000 for the comparable period in 2011.  No provision was deemed necessary for the 2012 period as a $200,000 recovery on a previously charged-off construction loan was recognized which led to an increase in the loan loss allowance sufficient to account for the increased risk of loss associated with the recent loan growth.  At December 31, 2012, the Company’s non-performing assets totaled $15.0 million or 3.0% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012.  Non-performing assets included $13.0 million in non-performing loans of which $12.4 million consisted of one-to-four family residential loans and $595,000 were commercial real estate loans.  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $2.0 million.  In late January 2013, the Bank completed the sale of the entire loan relationship related to a 133-unit condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment. In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million and has been initially classified as a troubled debt restructuring.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.  As a result, the Bank’s non-performing assets were reduced by approximately $7.9 million.  The allowance for loan losses totaled $2.1 million, or 0.8% of total loans and 16.0% of non-performing loans at December 31, 2012.  The allowance for loan losses totaled $1.9 million, or 0.7% of total loans and 13.4% of non-performing loans at September 30, 2012.

Non-interest income.   Non-interest income amounted to $224,000 for the three months ended December 31, 2012, compared with $173,000 for the same period in 2011.  The most significant factor for the increase was modest gains experienced from the sale of mortgage-backed securities and real estate owned.

Non-interest expenses.   For the quarter ended December 31, 2012, non-interest expense decreased $89,000 compared to the same period in 2012.  The most significant component of the decrease was a reduction in the actuarial requirement to fund the defined benefit pension plan.

Income tax expense.   The Company recognized income tax expense for the quarter ended December 31, 2012 of $351,000 compared to income tax expense of $221,000 for the three months ended December 31, 2011.  The increase in income tax expense in the 2012 period was primarily attributable to an increase in the valuation allowance related to a deferred tax asset associated with the capital loss carryforward created in connection with the redemption in kind of a mutual fund due to the decline in the amount of unrealized gains in capital assets which can be used to offset the capital loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2012, our cash and cash equivalents amounted to $53.3 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $66.5 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2012, the Company had $4.4 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.7 million and letters of credit outstanding of $167,000 at December 31, 2012.  Certificates of deposit at December 31, 2012 maturing in one year or less totaled $145.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  However, use of FHLB advances has been modest.  At December 31, 2012, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $128.3 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Company has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2012 and September 30, 2012 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2012:
Tier 1 capital (to average assets)
The Company	12.01%	4.0%	N/A
The Bank	11.23%	4.0%	5.0%

Tier 1 capital (to risk weighted assets)
The Company	26.46%	4.0%	N/A
The Bank	24.75%	4.0%	6.0%

Total capital (to risk weighted assets)
The Company	27.40%	8.0%	N/A
The Bank	25.68%	8.0%	10.0%

September 30, 2012:
Tier 1 capital (to average assets)
Company	11.73%	4.0%	N/A
Bank	10.95%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	27.51%	4.0%	N/A
Bank	25.69%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	28.39%	8.0%	N/A
Bank	26.57%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.8% to 31.1%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 33.1%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$9,909	$15,949	$27,389	$11,285	$79,539	$144,071
Loans receivable(3)	28,081	66,617	99,511	44,106	36,527	274,842
Other interest-earning assets(4)	52,359	-	-	-	-	52,359
Total interest-earning assets	$90,349	$82,566	$126,900	$55,391	$116,066	$471,272

Interest-bearing liabilities:
Savings accounts	$1,735	$4,969	$9,707	$8,904	$46,561	$71,876
Money market deposit and NOW accounts	4,083	12,250	24,415	18,403	48,858	108,009
Certificates of deposit	37,905	107,368	58,706	40,633	-	244,612
Advances from Federal Home Loan Bank	-	-	340	-	-	340
Advances from borrowers for taxes and insurance	2,189	-	-	-	-	2,189
Total interest-bearing liabilities	$45,912	$124,587	$93,168	$67,940	$95,419	$427,026

Interest-earning assets less interest-bearing liabilities	$44,437	($42,021)	$33,732	($12,549)	$20,647	$44,246

Cumulative interest-rate sensitivity gap (5)	$44,437	$2,416	$36,148	$23,599	$44,246

Cumulative interest-rate gap as a percentage of total assets at December 31, 2012	9.05%	0.49%	7.36%	4.80%	9.01%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2012	196.79%	101.42%	113.71%	107.12%	110.36%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of December 31, 2012 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$55,926	$(23,404)	(29.50)%	12.53%	(3.36)%
200	67,147	(12,183)	(15.36)%	14.38%	(1.51)%
100	74,354	(4,976)	(6.27)%	15.37%	(0.52)%
Static	79,330	-	-	15.89%	-
(100)	75,132	(4,198)	(5.29)%	14.87%	(1.02)%
(200)	74,450	(4,880)	(6.15)%	14.56%	(1.33)%
(300)	80,771	1,441	1.82%	15.57%	(0.32)%

At September 30, 2012, the Company’s NPV was $78.3 million or 15.69% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $69.0 million or 14.67% of the market value of assets.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended December 31, 2012.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: February 14, 2013	By: /s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date: February 14, 2013	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer