Form 10-Q
period 2013-03-31
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2013-05-15
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51214

Prudential Bancorp, Inc. of Pennsylvania
(Exact Name of Registrant as Specified in Its Charter)
Pennsylvania	68-0593604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 Oregon Avenue	19145
Philadelphia, Pennsylvania	Zip Code
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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of  May 1, 2013, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2013	2012
	(Dollars in Thousands)
ASSETS
Cash and amounts due from depository institutions	$2,445	$3,001
Interest-bearing deposits	31,167	78,272

Total cash and cash equivalents	33,612	81,273

Investment and mortgage-backed securities available for sale (amortized cost—March 31, 2013, $61,330; September 30, 2012, $64,030)	62,715	65,975
Investment and mortgage-backed securities held to maturity (estimated fair value—March 31, 2013, $90,182; September 30, 2012, $66,401)	87,976	63,110
Loans receivable—net of allowance for loan losses (March 31, 2013, $2,512; September 30, 2012, $1,881)	278,237	260,684
Accrued interest receivable	1,833	1,661
Real estate owned	1,258	1,972
Federal Home Loan Bank stock—at cost	1,659	2,239
Office properties and equipment—net	1,565	1,688
Bank owned life insurance	7,022	6,919
Prepaid expenses and other assets	1,258	2,234
Deferred tax asset-net	1,968	2,749
TOTAL ASSETS	$479,103	$490,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,116	$3,711
Interest-bearing	412,981	421,891
Total deposits	416,097	425,602
Advances from Federal Home Loan Bank	340	483
Accrued interest payable	747	2,382
Advances from borrowers for taxes and insurance	1,266	1,273
Accounts payable and accrued expenses	473	933

Total liabilities	418,923	430,673

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at March 31, 2013 and September 30, 2012	126	126
Additional paid-in capital	54,932	54,610
Unearned ESOP shares	(2,676)	(2,787)
Treasury stock, at cost: 2,540,255 shares at March 31, 2013 and
September 30, 2012	(31,625)	(31,625)
Retained earnings	38,510	38,224
Accumulated other comprehensive income	913	1,283

Total stockholders’ equity	60,180	59,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,103	$490,504

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in Thousands Except Per		(Dollars in Thousands Except
	Share Amounts)		Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,135	$3,251	$6,388	$6,519
Interest on mortgage-backed securities	544	975	1,178	2,019
Interest and dividends on investments	552	558	1,028	1,203
Interest on interest-bearing assets	22	29	56	55

Total interest income	4,253	4,813	8,650	9,796

INTEREST EXPENSE:
Interest on deposits	1,139	1,492	2,359	3,005
Interest on borrowings	-	1	-	2

Total interest expense	1,139	1,493	2,359	3,007

NET INTEREST INCOME	3,114	3,320	6,291	6,789

PROVISION FOR LOAN LOSSES	-	100	-	250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,114	3,220	6,291	6,539

NON-INTEREST INCOME:
Fees and other service charges	98	107	195	223
Gain on sale of securities available for sale	-	-	16	-

Total other-than-temporary impairment losses	(5)	(6)	(25)	(150)
Portion of loss recognized in other comprehensive income, before taxes	(1)	(60)	5	47
Net impairment losses recognized in earnings	(6)	(66)	(20)	(103)

Other	107	92	223	186

Total non-interest income	199	133	414	306

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,499	1,579	2,958	3,098
Data processing	114	112	223	220
Professional services	261	351	444	571
Office occupancy	95	100	192	199
Depreciation	86	87	172	171
Payroll taxes	117	103	188	167
Director compensation	74	88	172	195
Deposit insurance	157	164	319	326
Real estate owned expense	273	79	386	231
Advertising	69	27	156	92
Other	368	306	672	593

Total non-interest expense	3,113	2,996	5,882	5,863

INCOME BEFORE INCOME TAXES	200	357	823	982

INCOME TAXES:
Current (benefit) expense	(488)	94	(435)	505
Deferred expense (benefit)	674	179	972	(11)

Total income tax expense	186	273	537	494

NET INCOME	$14	$84	$286	$488

BASIC EARNINGS PER SHARE	$0.00	$0.01	$0.03	$0.05

DILUTED EARNINGS PER SHARE	$0.00	$0.01	$0.03	$0.05

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

	(Dollars in Thousands)		(Dollars in Thousands)
Net income	$14	$84	$286	$488

Unrealized holding loss on available-for-sale securities	(222)	(12)	(564)	(115)
Tax effect	76	4	192	39
Reclassification adjustment for net gains realized in net income	-	-	(16)	-
Tax effect	-	-	5	-
Reclassification adjustment for other than temporary impairment losses on debt securities	6	66	20	103
Tax effect	(2)	(22)	(7)	(35)
Total Other Comprehensive (Loss) Income	(142)	36	(370)	(8)

Comprehensive (Loss) Income	$(128)	$120	$(84)	$480

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2012	$126	$54,610	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					286		286

Other comprehensive loss						(370)	(370)

Excess tax benefit from stock compensation plans		43					43

Stock option expense		116					116

Recognition and Retention Plan expense		195					195

ESOP shares committed to be released (11,310 shares)		(32)	111				79

BALANCE, March 31, 2013	$126	$54,932	$(2,676)	$(31,625)	$38,510	$913	$60,180

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Net income					488		488

Other comprehensive loss						(8)	(8)

Excess tax benefit from stock compensation plans		9					9

Stock option expense		110					110

Recognition and Retention Plan expense		197					197

ESOP shares committed to be released (11,310 shares)		(52)	112				60

BALANCE, March 31, 2012	$126	$54,342	$(2,899)	$(31,625)	$36,119	$2,245	$58,308

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$286	$488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	250
Depreciation	172	171
Net accretion of premiums/discounts	(67)	(188)
Net accretion of deferred loan fees and costs	(53)	(102)
Impairment charge on investment and mortgage-backed securities	20	103
Gain on sale of investment and mortgage-backed securities	(16)	-
Share-based compensation expense	354	316
Loss on sale of real estate owned	16	123
Compensation expense of ESOP	79	60
Deferred income tax benefit (expense)	973	(11)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(172)	236
Prepaid expenses and other assets	1,136	310
Accrued interest payable	(1,635)	(1,404)
Accounts payable and accrued expenses	(460)	(1,463)
Net cash provided by (used in) operating activities	633	(1,111)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(33,454)	(33,962)
Purchase of investment and mortgage-backed securities available for sale	(7,968)	(18,897)
Loans originated or acquired	(43,497)	(26,537)
Principal collected on loans	16,521	28,470
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	8,606	45,721
Available-for-sale	10,407	11,770
Proceeds from redemptiom of FHLB stock	580	281
Proceeds from sale of investment and mortgage-backed securities	304	-
Proceeds from sale of loans	9,240	-
Proceeds from sale of real estate owned	628	186
Purchases of equipment	(49)	(144)
Net cash (used in) provided by investing activities	(38,682)	6,888
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	1,689	(2,083)
Net (decrease) increase in certificates of deposit	(11,194)	4,432
Repayment of advances from Federal Home Loan Bank	(143)	(19)
Decreases in advances from borrowers for taxes and insurance	(7)	(54)
Excess tax benefit related to stock compensation plans	43	9
Net cash (used in) provided by financing activities	(9,612)	2,285

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,661)	8,062

CASH AND CASH EQUIVALENTS—Beginning of period	81,273	53,829

CASH AND CASH EQUIVALENTS—End of period	$33,612	$61,891
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$3,994	$4,411

Income taxes paid	$-	$1,305
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$236	$199

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of March 31, 2013, the Company had allocated a total of 175,305 shares from the suspense account to participants and committed to release an additional 5,655 shares.  For the six months ended March 31, 2013, the Company recognized $79,000 in compensation expense related to the ESOP.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through March 31, 2013.  The repurchased shares are available for general corporate purposes.  As of March 31, 2013, Prudential Mutual Holding Company (“the MHC”) had purchased 568,000 shares at an average cost of $10.30 per share. These shares remain issued and outstanding.  As of March 31, 2013, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and were held as treasury stock with the remaining 2,545,433 shares owned by public shareholders.

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

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh reported profits for 2012, remains in compliance with regulatory capital and liquidity requirements and makes redemptions at the par value. With consideration given to these factors, management concluded that the FHLB stock was not impaired at March 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  The Unaudited Consolidated Statement of Comprehensive Income is included in the financial statements presented herein.

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

The calculated basic and diluted earnings per share are as follows:

	Quarter Ended March 31,

	2013		2012
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$14	$14	$84	$84
Weighted average shares outstanding	9,661,894	9,661,894	9,603,916	9,603,916
Effect of common stock equivalents	-	93,609	-	8,733
Adjusted weighted average shares used in earnings per share computation	9,661,894	9,755,503	9,603,916	9,612,649
Earnings per share - basic and diluted	$0.00	$0.00	$0.01	$0.01

	Six Months Ended March 31,

	2013		2012
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$286	$286	$488	$488
Weighted average shares outstanding	9,642,156	9,642,156	9,584,075	9,584,075
Effect of common stock equivalents	-	92,389	-	11,363
Adjusted weighted average shares used in earnings per share computation	9,642,156	9,734,545	9,584,075	9,595,438
Earnings per share - basic and diluted	$0.03	$0.03	$0.05	$0.05

At March 31, 2013 and 2012, there were anti-dilutive shares of 554,596 and 442,400, respectively.  The exercise price for the stock options representing the anti-dilutive shares ranged from $7.25 to $11.17.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the six months ended March 31, 2013:

Unrealized gains on
available for sale
securities (a)
Balance as of September 30, 2012	$1,945
Other comprehensive loss before reclassification	(564)
Amount reclassified from accumulated other comprehensive income	4
Total other comprehensive loss	(560)
Balance as of March 31, 2013	$1,385

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the six months ended March 31, 2013:

Amount Reclassified
	from Accumulated	Affected Line Item in
	Other	the Statement Where
	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Presented

Unealized gains on available for sale securities
	$16	Gain on sale of securities avaiable for sale
	(5)	Income taxes
	(20)	Net impairment losses recognized in earnings
	7	Income taxes
	$(2)	Net of tax

(a) Amounts in parentheses indicate debits to net income

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$19,985	$69	$(97)	$19,957
Mortgage-backed securities - U.S. government agencies	37,632	1,355	(39)	38,948
Mortgage-backed securities - non-agency	3,707	215	(130)	3,792
Total debt securities available for sale	61,324	1,639	(266)	62,697

FHLMC preferred stock	6	12	-	18

Total securities available for sale	$61,330	$1,651	$(266)	$62,715

Securities Held to Maturity:
U.S. government and agency obligations	$71,932	$1,064	$(364)	$72,632
Mortgage-backed securities - U.S. government agencies	16,044	1,511	(5)	17,550

Total securities held to maturity	$87,976	$2,575	$(369)	$90,182

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$13,994	$110	$(1)	$14,103
Mortgage-backed securities - U.S. government agencies	45,722	2,040	-	47,762
Mortgage-backed securities - non-agency	4,308	137	(342)	4,103
Total debt securities available for sale	64,024	2,287	(343)	65,968

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$64,030	$2,288	$(343)	$65,975

Securities Held to Maturity:
U.S. government and agency obligations	$44,475	$1,333	$(9)	$45,799
Mortgage-backed securities - U.S. government agencies	18,635	1,967	-	20,602

Total securities held to maturity	$63,110	$3,300	$(9)	$66,401

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(97)	$8,894	$-	$-	$(97)	$8,894
Mortgage-backed securities - U.S. government agencies	(39)	1,941	-	-	(39)	1,941
Mortgage-backed securities - non-agency	(4)	-	(126)	867	(130)	867

Total securities available for sale	$(140)	$10,835	$(126)	$867	$(266)	$11,702

Securities Held to Maturity:
U.S. government and agency obligations	$(364)	$36,597	$-	$-	$(364)	$36,597
Mortgage-backed securities - U.S. government agencies	(5)	2,471	-	-	(5)	2,471

Total securities held to maturity	$(369)	$39,068	$-	$-	$(369)	$39,068

Total	$(509)	$49,903	$(126)	$867	$(635)	$50,770

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

The Company assesses whether a credit loss existed with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the six months ended March 31, 2013 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and comprehensive income.

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2012	$2,103

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	20

Credit component of OTTI as of March 31, 2013	$2,123

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At March 31, 2013, U.S. Government and agency obligations in a gross unrealized loss for less than twelve months consisted of 18 securities having an aggregate depreciation of $461,000 or 0.5% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than twelve months at such date.  The unrealized losses on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

U.S. Agency Issued Mortgage-Backed Securities - At March 31, 2013, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for less than 12 months was $44,000 or 0.08% from the Company’s amortized cost basis and consisted of two securities.  There were no securities in a gross unrealized loss position in the category of experiencing a gross unrealized loss for more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of the Company’s entire investment in a mutual fund and includes 50 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the six months ended March 31, 2013, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $25,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of March 31, 2013. Of the recorded charge, a total of $20,000 was concluded to be credit related and recognized currently in earnings and $5,000 was concluded to be attributable to other factors and recognized in accumulated other comprehensive income.

As of March 31, 2013, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $130,000 in gross unrealized losses related to this part of the portfolio, 13 securities had been in a loss position for longer than 12 months while 1 security had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$3,000	$3,021	$-	$-
Due after one through five years	2,000	2,007	-	-
Due after five through ten years	11,498	12,028	2,998	3,062
Due after ten years	55,434	55,576	16,987	16,895

Total	$71,932	$72,632	$19,985	$19,957

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2013	2012
	(Dollars in Thousands)
One-to-four family residential	$241,968	$222,793
Multi-family residential	4,751	5,051
Commercial real estate	18,599	19,333
Construction and land development	14,800	14,873
Commercial business	593	632
Consumer	421	523

Total loans	281,132	263,205

Undisbursed portion of loans-in-process	(1,872)	(1,629)
Deferred loan fees, net	1,489	989
Allowance for loan losses	(2,512)	(1,881)

Net loans	$278,237	$260,684

The following table summarizes the loans individually evaluated for impairment by loan segment at March 31, 2013:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$15,959	$906	$2,623	$1,518	$-	$-	$21,006
Collectively evaluated for impairment	226,009	3,845	15,976	13,282	593	421	260,126
Total loans	$241,968	$4,751	$18,599	$14,800	$593	$421	$281,132

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2012:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$25,440	$916	$1,679	$2,573	$-	$-	$30,608
Collectively evaluated for impairment	197,353	4,135	17,654	12,300	632	523	232,597
Total loans	$222,793	$5,051	$19,333	$14,873	$632	$523	$263,205

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

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.  On collateral based loans, any portion deemed uncollectible is charged-off against the loan loss allowance.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$15,959	$15,959	$15,959
Mult-family residential	-	-	906	906	906
Commercial real estate	-	-	2,623	2,623	2,623
Construction and land development	-	-	1,518	1,518	1,518
Total Loans	$-	$-	$21,006	$21,006	$21,006

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
		(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$25,440	$25,440	$25,440
Multi-family residential	-	-	916	916	916
Commercial real estate	-	-	1,679	1,679	1,679
Construction and land development	-	-	2,573	2,573	2,573
Total Loans	$-	$-	$30,608	$30,608	$30,608

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2013
	Average	Income	Income
	Recorded	Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$21,771	$159	$-
Multi-family residential	912	17	-
Commercial real estate	1,621	11	12
Construction and Land Development	1,941	28	-
Total loans	$26,245	$215	$12

	Six Months Ended March 31, 2013
	Average	Income	Income
	Recorded	Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$18,865	$325	$69
Multi-family residential	909	33	-
Commercial real estate	1,569	30	12
Construction and Land Development	1,730	63	-
Total loans	$23,073	$451	$81

	Three Months Ended March 31, 2012
	Average	Income	Income
	Recorded	Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$9,884	$102	$95
Commercial real estate	713	8	-
Construction and Land Development	2,333	20	-
Total loans	$12,930	$130	$95

	Six Months Ended March 31, 2012
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$11,295	$102	$161
Commercial real estate	852	8	-
Construction and Land Development	2,878	29	-
Total loans	$15,025	$139	$161

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

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Company’s risk rating system.  The Company had no loans classified as “doubtful” or “loss” at either of the dates presented.

	March 31, 2013
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$3,845	$-	$906	$-	$4,751
Commercial real estate	15,976	-	2,623	-	18,599
Construction and land development	13,282	-	1,518	-	14,800
Commercial business	593	-	-	-	593
Total loans	$33,696	$-	$5,047	$-	$38,743

	September 30, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$4,135	$-	$916	$-	$5,051
Commercial real estate	17,654	-	1,679	-	19,333
Construction and land development	12,300	-	2,573	-	14,873
Commercial business	632	-	-	-	632
Total loans	$34,721	$-	$5,168	$-	$39,889

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	March 31, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$237,840	$4,128	$241,968
Consumer	421	-	421
Total loans	$238,261	$4,128	$242,389

	September 30, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$209,889	$12,904	$222,793
Consumer	523	-	523
Total loans	$210,412	$12,904	$223,316

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	March 31, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$237,711	$129	$4,128	$-	$129	$241,968	$4,128
Multi-family residential	4,751	-	-	-	-	4,751	-
Commercial real estate	17,538	331	730	-	331	18,599	2,050
Construction and land development	14,800	-	-	-	-	14,800	-
Commercial business	593	-	-	-	-	593	-
Consumer	411	10	-	-	10	421	-
Total loans	$275,804	$470	$4,858	$-	$470	$281,132	$6,178

	September 30, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$217,061	$1,108	$4,624	$-	$1,108	$222,793	$12,904
Multi-family residential	5,051	-	-	-	-	5,051	-
Commercial real estate	18,859	233	241	-	233	19,333	597
Construction and land development	14,356	-	517	-	-	14,873	517
Commercial business	632	-	-	-	-	632	-
Consumer	522	1	-	-	1	523	-
Total loans	$256,481	$1,342	$5,382	$-	$1,342	$263,205	$14,018

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

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

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three and six month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2012	$905	$7	$125	$859	$3	$1	$181	$2,081
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	25	-	-	560	-	-	-	585
Provision (recovery)	25	-	50	(122)	-	-	47	-
ALLL balance at March 31, 2013	$801	$7	$175	$1,297	$3	$1	$228	$2,512

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	801	7	175	1,297	3	1	228	2,512

	Six Months Ended March 31, 2013

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	25	-	-	760	-	-	-	785
Provision (recovery)	100	-	50	(208)	-	-	58	-
ALLL balance at March 31, 2013	$801	$7	$175	$1,297	$3	$1	$228	$2,512

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	801	7	175	1,297	3	1	228	2,512

	Three Months Ended March 31, 2012

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2011	$2,138	$8	$59	$1,085	$2	$1	$120	$3,413
Charge-offs	(160)	-	-	(303)	-	-	-	(463)
Recoveries	-	-	-	-	-	-	-	-
Provision (recovery)	(401)	93	110	140	2	-	156	100
ALLL balance at March 31, 2012	$1,577	$101	$169	$922	$4	$1	$276	$3,050

Individually evaluated for impairment	$957	$-	$-	$-	$-	$-	$-	$957
Collectively evaluated for impairment	620	101	169	922	4	1	276	2,093

	Six Months Ended March 31, 2012

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(261)	-	-	(303)	-	-	-	(564)
Recoveries	-	-	-	-	-	-	-	-
Provision (recovery)	187	94	(52)	(256)	1	-	276	250
ALLL balance at March 31, 2012	$1,577	$101	$169	$922	$4	$1	$276	$3,050

Individually evaluated for impairment	$957	$-	$-	$-	$-	$-	$-	$957
Collectively evaluated for impairment	620	101	169	922	4	1	276	2,093

The following table summarizes information regarding troubled debt restructurings for both the three and six months ended March 31, 2013:

Post-modification
		Pre-modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investments
(Dollars in Thousands)
One-to-four family residential	-	-	-
Multi-family residential	-	-	-
Commercial real estate	1	$1,321	$1,321
Construction and land development	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

In January 2013, the Bank completed the sale of five one-to-four family residential loans classified as troubled debt restructurings related to a 133-unit condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment.  In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million.  The new loan is being reported as a troubled debt restructuring during the quarter ending March 31, 2013.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.  There were no other troubled debt restructuring modifications approved during the six months ended March 31, 2013 or 2012 except for the new loan described above.  In addition, no troubled debt restructurings defaulted during the six months ended March 31, 2013 or 2012.

6.        DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2013		2012

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$68,861	16.5%	$69,735	16.4%
Interest-bearing checking accounts	35,640	8.6	33,659	7.9
Non-interest bearing checking accounts	3,116	0.7	3,711	0.9
Passbook, club and statement savings	72,260	17.4	71,083	16.7
Certificates maturing in six months or less	89,095	21.4	71,173	16.7
Certificates maturing in more than six months	147,125	35.4	176,241	41.4

Total	$416,097	100.0%	$425,602	100.0%

Certificates of $100,000 and over totaled $90.7 million as of March 31, 2013 and $96.2 million as of September 30, 2012.

7.        INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2013	2012
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$-	$20
Allowance for loan losses	1,962	2,302
Real estate owned expenses	222	301
Nonaccrual interest	119	196
Accrued vacation	94	95
Capital loss carryforward	1,718	1,262
Impairment loss	1,113	1,562
Split dollar life insurance	22	22
Post-retirement benefits	133	135
Employee benefit plans	352	386

Total deferred tax assets	5,735	6,281
Valuation allowance	(2,274)	(2,046)
Total deferred tax assets, net of valuation allowance	3,461	4,235

Deferred tax liabilities:
Unrealized gain on available for sale securities	470	661
Property	517	526
Deferred loan fees	506	299

Total deferred tax liabilities	1,493	1,486

Net deferred tax asset	$1,968	$2,749

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.3 million at March 31, 2013.  The gross deferred tax assets related to impairment losses and capital loss carryforwards increased in the aggregate by $7,000 during the six months ended March 31, 2013 while the corresponding valuation allowance related to these two assets increased by $228,000, resulting in an increase in income tax expense of $221,000 corresponding to the decrease in the fair value of available for sale mortgage-backed securities at March 31, 2013 which may be sold in the future to generate capital gains.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of March 31, 2013, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported.  The Company’s federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.        STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under the RRP.  As of March 31, 2013, all the shares had been awarded as part of the RRP. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of March 31, 2013, 141,975 shares had become fully vested and 3,900 shares had been forfeited.  The forfeited shares are available for future awards.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During the three and six months ended March 31, 2013, 128,000 and $225,000, respectively, was recognized in compensation expense for the RRP.  A tax benefit of $30,000 was recognized for the three months ended March 31, 2013 while income tax expense of $3,000 was recognized for the six months ended March 31, 2013.   During the three months and six months ended March 31, 2012, $97,000 and $195,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $36,000 and $2,000 was recognized during the three and six months ended March 31, 2012, respectively. At March 31, 2013, approximately $623,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s nonvested stock award activity for the six months ended March 31, 2013 is presented in the following table:

	Six Months Ended March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2012	72,684	$11.10
Issued	47,266	7.38
Forfeited	(3,900)	8.96
Vested	(35,776)	11.12
Nonvested stock awards at the March 31, 2013	80,274	$9.00

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for issuance pursuant to the Stock Option Plan.  As of March 31, 2013, all of the options had been awarded under the Plan.  As of March 31, 2013, 351,093 options were vested and 10,773 had been forfeited.

A summary of the status of the Company’s stock options under the Stock Option Plan as of March 31, 2013 and changes during the six month period ended March 31, 2013 are presented below:

	Six Months Ended March 31, 2013
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2012	442,400	$11.12
Granted	122,969	7.37
Exercised	-	-
Forfeited	(10,773)	8.90
Outstanding at March 31, 2013	554,596	$10.33
Exercisable at March 31, 2013	351,093	$11.13

The weighted average remaining contractual term was approximately 6.6 years for options outstanding as of March 31, 2013.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, $2.76 for options granted during fiscal 2010 and $3.15 for options granted during 2013.  The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During the three and six months ended March 31, 2013, 68,000 and $129,000, respectively, was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $7,000 and $13,000, respectively, were recognized for the three and six months ended March 31, 2013.   During the three months and six months ended March 31, 2012, $61,000 and $122,000, respectively, was recognized in compensation expense.  A tax benefit of $6,000 and $12,000, respectively, was recognized during the three and six months ended March 31, 2012.   At March 31, 2013, approximately $533,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.6 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2013, the Company had $7.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.50% to 6.00%.  At September 30, 2012, the Company had $14.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.75% to 6.00%.

The aggregate undisbursed portion of loans-in-process amounted to $1.9 million and $1.6 million, respectively, at March 31, 2013 and September 30, 2012.

The Company also had commitments under unused lines of credit of $6.1 million and $6.5 million, respectively, at March 31, 2013 and September 30, 2012 and letters of credit outstanding of $187,000 and $167,000, respectively, at March 31, 2013 and September 30, 2012.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2013, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and September 30, 2012, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of March 31, 2013 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Securities available for sale:
U.S. Government and agency obligations	$-	$19,957	$-	$19,957
Mortgage-backed securities - U.S. Government agencies	-	38,948	-	38,948
Mortgage-backed securities - Non-agency	-	3,792	-	3,792
FHLMC preferred stock	18	-	-	18
Total	$18	$62,697	$-	$62,715

Those assets as of September 30, 2012 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$14,103	$-	$14,103
Mortgage-backed securities - U.S. Government agencies	-	47,762	-	47,762
Mortgage-backed securities - Non-agency	-	4,103	-	4,103
FHLMC preferred stock	7	-	-	7
Total	$7	$65,968	$-	$65,975

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value of $21.0 million at March 31, 2013.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate (real estate owned) and repossessed assets. These assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell, and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement of these assets have been categorized as a Level 3 measurement.

 Summary of Non-Recurring Fair Value Measurements

	At March 31, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,006	$21,006
Real estate owned	-	-	1,258	$1,258
Total	$-	$-	$22,264	$22,264

	At September 30, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$30,608	$30,608
Real estate owned	-	-	1,972	$1,972
Total	$-	$-	$32,580	$32,580

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At March 31, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$21,006	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount
Real estate owned	$1,258	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

	At September 30, 2012
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$30,608	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount
Real estate owned	$1,972	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

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

			Fair Value Measurements at
			March 31, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$33,612	$33,612	$33,612	$-	$-
Investment and mortgage-backed securities available for sale	62,715	62,715	18	62,697	-
Investment and mortgage-backed securities held to maturity	87,976	90,182	-	90,182	-
Loans receivable, net	278,237	283,817	-	-	283,817
Accrued interest receivable	1,833	1,833	1,833	-	-
Federal Home Loan Bank stock	1,659	1,659	1,659	-	-
Bank owned life insurance	7,022	7,022	7,022	-	-

Liabilities:
Checking accounts	38,756	38,756	38,756	-	-
Money market deposit accounts	68,861	68,861	68,861	-	-
Passbook, club and statement savings accounts	72,260	72,260	72,260	-	-
Certificates of deposit	236,220	240,855	-	240,855	-
Advances from Federal Home
Loan Bank	340	340	340	-	-
Accrued interest payable	747	747	747	-	-
Advances from borrowers for taxes and insurance	1,266	1,266	1,266	-	-

			Fair Value Measurements at September 30, 2012
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$81,273	$81,273	$81,273	$-	$-
Investment and mortgage-backed securities available for sale	65,975	65,975	7	65,968	-
Investment and mortgage-backed securities held to maturity	63,110	66,401	-	66,401	-
Loans receivable, net	260,684	266,699	-	-	266,699
Accrued interest receivable	1,661	1,661	1,661	-	-
Federal Home Loan Bank stock	2,239	2,239	2,239	-	-
Bank owned life insurance	6,919	6,919	6,919	-	-

Liabilities:
Checking accounts	37,370	37,370	37,370	-	-
Money market deposit accounts	69,735	69,735	69,735	-	-
Passbook, club and statement savings accounts	71,083	71,083	71,083	-	-
Certificates of deposit	247,414	252,479	-	252,479	-
Advances from Federal Home Loan Bank	483	484	484	-	-
Accrued interest payable	2,382	2,382	2,382	-	-
Advances from borrowers for taxes and insurance	1,273	1,273	1,273	-	-

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

Critical Accounting Policies. In reviewing and understanding financial information for Prudential Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 1 hereof as well as in Note 2 to our audited consolidated financial statements included in Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of March 31, 2013 or September 30, 2012.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary in accordance with U.S. GAAP.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered.  In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

Market Overview. The economy has shown improvements during 2012 and 2013, but we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2013 and September 30, 2012, and the results of operations for the three and six month periods ended March 31, 2013 and 2012.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND SEPTEMBER 30, 2012

At March 31, 2013, the Company had total assets of $479.1 million, a decrease of $11.4 million from $490.5 million at September 30, 2012.  The decrease was attributable to a decrease in cash and cash equivalents of $47.7 million.  This decrease was substantially offset by increases of $21.6 million and $17.6 million in the investment and mortgage-backed securities portfolio and loan portfolio, respectively, reflecting the Company’s deployment of its cash and cash equivalents to purchase securities and originate loans in order to improve the Company’s earnings.

Total liabilities decreased $11.8 million to $418.9 million at March 31, 2013 from $430.7 million at September 30, 2012.  The decrease was due to a $9.5 million decrease in deposits and a $1.6 million decrease in accrued interest related to certificates of deposit as interest accrued on such deposits is generally distributed at the end of the calendar year.  Allowing the runoff of higher costing certificates of deposit as part of the Company’s asset-liability management strategy led to the reduction in total assets described above as the cash and cash equivalents were used, in part, to fund such deposit outflows.

Stockholders’ equity increased by $349,000 to $60.2 million at March 31, 2013.  The increase primarily reflected equity increases associated with stock benefit plan expenses of $433,000.  Also contributing to the increase was net income of $286,000 for the first six months of fiscal 2013, offset partially by a decline in the unrealized gain on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

Net income.  Net income amounted to $14,000 for the quarter ended March 31, 2013 as compared to $84,000 for the comparable period in 2012.  For the six months ended March 31, 2013, the Company recognized net income of $286,000 as compared to net income of $488,000 for the comparable period in 2012.  The decreased level of earnings for the 2013 periods primarily reflected decreases in net interest income combined with the effects of an increase in the valuation allowance related to a deferred tax asset.

Net interest income.   Net interest income decreased $206,000 or 6.2% to $3.1 million for the three months ended March 31, 2013 as compared to $3.3 million for the same period in 2012. The decrease was due to a $560,000 or 11.6% decrease in interest income partially offset by a $354,000 or 23.7% decrease in interest expense.  The decrease in interest income resulted from a 35 basis point decrease to 3.66% in the weighted average yield earned on interest-earning assets combined with a $14.8 million or 3.1% decrease in the average balance of interest-earning assets for the three months ended March 31, 2013, as compared to the same period in 2012.  The decrease in the weighted average yield earned was primarily due to the reinvestment of the proceeds from called investment securities and the origination of new loans both at lower current market rates.  The decrease in the average balance reflected the use of assets to fund the outflow of higher costing deposits, primarily certificates of deposit.  The decrease in interest expense resulted primarily from a 28 basis point decrease to 1.09% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the year combined with a $19.2 million or 4.4% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the three months ended March 31, 2013, as compared to the same period in 2012.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits repriced downward as well as the Bank’s continued implementation of its asset/liability strategies designed to reduce its use of higher costing certificates of deposit as a funding source.

For the six months ended March 31, 2013, net interest income decreased $498,000 or 7.3% to $6.3 million as compared to $6.8 million for the same period in 2012. The decrease was due to a $1.1 million or 11.7% decrease in interest income partially offset by a $648,000 or 21.5% decrease in interest expense.  The decrease in interest income resulted from a 39 basis point decrease to 3.70% in the weighted average yield earned on interest-earning assets combined with an $11.8 million or 2.5% decrease in the average balance of interest-earning assets for the six months ended March 31, 2013, as compared to the same period in 2012.  The decrease in the weighted average yield earned was primarily due to the reinvestment of the proceeds from called investment securities and the origination of new loans at lower current market rates.  The decrease in the average balance reflected the use of assets to fund the outflow of higher costing deposits, primarily certificates of deposit.  The decrease in interest expense resulted primarily from a 26 basis point decrease to 1.12% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the year combined with a $15.1 million or 3.5% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the six months ended March 31, 2013, as compared to the same period in 2012.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on the Bank’s cost of funds as deposits repriced downward as well as the Bank’s continued implementation of its asset/liability strategies designed to reduce its use of higher costing certificates of deposit as a funding source.

For the quarter ended March 31, 2013, the net interest margin was 2.68%, as compared to 2.77% for the same period in 2012.  For the six months ended March 31, 2013, the net interest margin was 2.69%, as compared to 2.83% for the same period in 2012.  The decrease in the net interest margin was consistent with the decline in net interest income as the yields on interest-earning assets declined to a greater degree than the rates paid on interest-bearing liabilities due to the already low level of the Bank’s cost of funds.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates, and the net interest margin.  Average yields and rates have been annualized.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended March 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$89,131	$552	2.48%	$83,345	$558	2.68%
Mortgage-backed securities	61,140	544	3.56	90,334	975	4.32
Loans receivable(1)	272,891	3,135	4.60	240,076	3,251	5.42
Other interest-earning assets	42,206	22	0.21	66,443	29	0.17
Total interest-earning assets	465,368	4,253	3.66	480,198	4,813	4.01
Cash and non-interest-bearing balances	2,395			2,788
Other non-interest-earning assets	16,315			18,013
Total assets	$484,078			$500,999
Interest-bearing liabilities:
Savings accounts	$71,579	59	0.33	$69,630	111	0.64
Money market deposit and NOW accounts	103,463	88	0.34	104,073	131	0.50
Certificates of deposit	240,553	991	1.65	261,162	1,249	1.91
Total deposits	415,595	1,138	1.10	434,865	1,491	1.37
Advances from Federal Home Loan Bank	340	-	0.00	554	1	0.72
Advances from borrowers for taxes and insurance	1,989	1	0.20	1,692	1	0.24
Total interest-bearing liabilities	417,924	1,139	1.09	437,111	1,493	1.37
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,208			3,696
Other liabilities	2,706			2,038
Total liabilities	423,838			442,845
Stockholders’ equity	60,240			58,154
Total liabilities and stockholders’ equity	$484,078			$500,999
Net interest-earning assets	$47,444			$43,087
Net interest income; interest rate spread		$3,114	2.57%		$3,320	2.64%
Net interest margin(2)			2.68%			2.77%

Average interest-earning assets to average interest-bearing liabilities		111.35%			109.86%

(1) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(2) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$81,182	$1,028	2.53%	$88,556	$1,203	2.72%
Mortgage-backed securities	64,883	1,178	3.63	89,369	2,019	4.52
Loans receivable(1)	270,611	6,388	4.72	238,958	6,519	5.46
Other interest-earning assets	51,035	56	0.22	62,598	55	0.18
Total interest-earning assets	467,711	8,650	3.70	479,481	9,796	4.09
Cash and non-interest-bearing balances	2,558			2,822
Other non-interest-earning assets	17,527			18,094
Total assets	$487,796			$500,397
Interest-bearing liabilities:
Savings accounts	$71,314	119	0.33	$69,601	224	0.64
Money market deposit and NOW accounts	104,512	181	0.35	104,431	274	0.52
Certificates of deposit	242,528	2,057	1.70	259,583	2,504	1.93
Total deposits	418,354	2,357	1.13	433,615	3,002	1.38
Advances from Federal Home Loan Bank	359	-	0.00	559	2	0.72
Advances from borrowers for taxes and insurance	1,853	2	0.22	1,528	3	0.39
Total interest-bearing liabilities	420,566	2,359	1.12	435,702	3,007	1.38
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,317			3,925
Other liabilities	3,818			2,830
Total liabilities	427,701			442,457
Stockholders’ equity	60,095			57,940
Total liabilities and stockholders’ equity	$487,796			$500,397
Net interest-earning assets	$47,145			$43,779
Net interest income; interest rate spread		$6,291	2.58%		$6,789	2.71%
Net interest margin(2)			2.69%			2.83%

Average interest-earning assets to average interest-bearing liabilities		111.21%			110.05%

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

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

The Company did not establish a provision for loan loss for the three or six month periods ended March 31, 2013, while the Company established a provision for loan losses of $100,000 for the quarter ended March 31, 2012 and $250,000 for the six month period ended March 31, 2012.  No provisions were deemed necessary for the 2013 periods as recoveries of $585,000 and $785,000 were recognized during the three and six month periods ended March 31, 2013, respectively, on a previously fully charged-off construction loan which led to an increase in the loan loss allowance sufficient to address the inherent risk and known losses associated with the loan portfolio.  At March 31, 2013, the Company’s non-performing assets totaled $7.4 million or 1.6% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012.  Non-performing assets included $6.2 million in non-performing loans of which $4.1 million consisted of one-to-four family residential loans and $2.1 million were commercial real estate loans.  Non-performing assets also included six one-to-four family residential real estate owned properties totaling $1.3 million.  The decrease in non-performing assets during the six months ended March 31, 2013 was primarily due to the January 2013 sale of a group of loans related to a condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment. In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million.  The new loan was classified as a troubled debt restructuring and is included in the $7.4 million of non-performing assets described above.  The new loan is performing in accordance with its terms.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.   The allowance for loan losses totaled $2.5 million, or 0.9% of total loans and 40.7% of non-performing loans at March 31, 2013 as compared to $1.9 million, or 0.7% of total loans and 13.4% of non-performing loans at September 30, 2012.

Non-interest income.   Non-interest income amounted to $199,000 and $414,000 for the three and six month periods ended March 31, 2013, compared with $133,000 and $306,000 for the same periods in 2012.  The fluctuation in the periods primarily related to decreases in the other than temporary impairment (“OTTI”) charges related to non-agency mortgage-backed securities received by the Company as a result of its redemption in kind of an investment in a mutual fund.

Non-interest expenses.   For the quarter ended March 31, 2013, non-interest expense increased $117,000 compared to the same period in the prior year, while non-interest expense increased $19,000 for the six month period ended March 31, 2013 compared to the same period in the prior year.  The increases for the 2013 periods primarily related to increased writedowns due to declines in the value of real estate owned properties under agreement of sale for the quarter ending June 30, 2013.  The increases were partially offset by decreases in professional services expense.

Income tax expense.   The Company recorded income tax expense for the quarter and six months ended March 31, 2013 of $186,000 and $537,000, respectively, compared to income tax expense of $273,000 and $494,000, respectively, for the quarter and six months ended March 31, 2012.  The tax expense was adversely impacted by the decline in available unrealized capital gains resulting in an increase in the valuation allowance recognized in the 2012 and 2013 periods related to the deferred tax asset for the capital loss carryforward created in connection with the redemption in kind referenced above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2013, our cash and cash equivalents amounted to $33.6 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $62.7 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2013, the Company had $7.5 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $6.1 million and letters of credit outstanding of $187,000 at March 31, 2013.  Certificates of deposit at March 31, 2013 maturing in one year or less totaled $141.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  However, use of FHLB advances has been modest.  At March 31, 2013, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $135.0 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2013 and September 30, 2012 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

March 31, 2013:
Tier 1 capital (to average assets)
The Company	12.24%	4.0%	N/A
The Bank	11.47%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
The Company	26.74%	4.0%	N/A
The Bank	25.06%	4.0%	6.0%

Total capital (to risk-weighted assets)
The Company	27.87%	8.0%	N/A
The Bank	26.19%	8.0%	10.0%

September 30, 2012:
Tier 1 capital (to average assets)
Company	11.73%	4.0%	N/A
Bank	10.95%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	27.51%	4.0%	N/A
Bank	25.69%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	28.39%	8.0%	N/A
Bank	26.57%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.4% to 31.1%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 25.0%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$6,412	$17,755	$16,951	$10,528	$97,662	$149,308
Loans receivable(3)	32,029	48,342	93,750	46,702	58,437	279,260
Other interest-earning assets(4)	32,826	-	-	-	-	32,826
Total interest-earning assets	$71,267	$66,097	$110,701	$57,230	$156,099	$461,394

Interest-bearing liabilities:
Savings accounts	$1,923	$5,110	$9,869	$9,049	$47,278	$73,229
Money market deposit and NOW accounts	3,957	11,871	23,657	17,765	46,282	103,532
Certificates of deposit	55,226	86,199	53,103	41,692	-	236,220
Advances from Federal Home Loan Bank	-	-	340	-	-	340
Advances from borrowers for taxes and insurance	1,266	-	-	-	-	1,266
Total interest-bearing liabilities	$62,372	$103,180	$86,969	$68,506	$93,560	$414,587

Interest-earning assets less interest-bearing liabilities	$8,895	($37,083)	$23,732	($11,276)	$62,539	$46,807

Cumulative interest-rate sensitivity gap (5)	$8,895	($28,188)	($4,456)	($15,732)	$46,807

Cumulative interest-rate gap as a percentage of total assets at March 31, 2013	1.86%	-5.88%	-0.93%	-3.28%	9.77%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at Marech 31, 2013	114.26%	82.97%	98.24%	95.10%	111.29%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of March 31, 2013 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$48,130	$(32,171)	(40.06)%	11.29%	(5.21)%
200	59,451	(20,850)	(25.96)%	13.32%	(3.18)%
100	71,057	(9,244)	(11.51)%	15.20%	(1.30)%
Static	80,301	-	-	16.50%	-
(100)	79,887	(414)	(0.52)%	16.10%	(0.40)%
(200)	80,366	65	0.08%	15.95%	(0.55)%
(300)	87,379	7,078	8.81%	17.04%	0.54%

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

-
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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: May 15, 2013	By: /s/
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date: May 15, 2013	By: /s/
Joseph R. Corrato
Executive Vice President and Chief Financial Officer