Form 10-Q
period 2013-06-30
PRUDENTIAL BANCORP INC OF PENNSYLVANIA
filed 2013-08-14
CIK 1302324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
☐ Yes   ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of August 1, 2013, 10,023,495 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2013	2012
	(Dollars in Thousands)
ASSETS
Cash and amounts due from depository institutions	$2,697	$3,001
Interest-bearing deposits	36,375	78,272

Total cash and cash equivalents	39,072	81,273

Investment and mortgage-backed securities available for sale (amortized cost—June 30, 2013, $44,943; September 30, 2012, $64,030)	43,364	65,975
Investment and mortgage-backed securities held to maturity (estimated fair value—June 30, 2013, $82,987; September 30, 2012, $66,401)	84,792	63,110
Loans receivable—net of allowance for loan losses (June 30, 2013, $2,651; September 30, 2012, $1,881)	283,174	260,684
Accrued interest receivable	1,869	1,661
Real estate owned	676	1,972
Federal Home Loan Bank stock—at cost	1,183	2,239
Office properties and equipment—net	1,511	1,688
Bank owned life insurance	7,071	6,919
Prepaid expenses and other assets	1,083	2,234
Deferred tax asset-net	2,254	2,749
TOTAL ASSETS	$466,049	$490,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$3,622	$3,711
Interest-bearing	399,334	421,891
Total deposits	402,956	425,602
Advances from Federal Home Loan Bank	340	483
Accrued interest payable	1,225	2,382
Advances from borrowers for taxes and insurance	2,231	1,273
Accounts payable and accrued expenses	145	933

Total liabilities	406,897	430,673

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued 12,563,750; outstanding - 10,023,495 at June 30, 2013 and September 30, 2012	126	126
Additional paid-in capital	55,118	54,610
Unearned ESOP shares	(2,621)	(2,787)
Treasury stock, at cost: 2,540,255 shares at June 30, 2013 and September 30, 2012	(31,625)	(31,625)
Retained earnings	39,195	38,224
Accumulated other comprehensive (loss) income	(1,041)	1,283

Total stockholders’ equity	59,152	59,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,049	$490,504

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,134	$3,281	$9,522	$9,800
Interest on mortgage-backed securities	405	985	1,583	3,004
Interest and dividends on investments	566	527	1,594	1,731
Interest on interest-bearing assets	21	35	77	89

Total interest income	4,126	4,828	12,776	14,624

INTEREST EXPENSE:
Interest on deposits	1,037	1,431	3,396	4,436
Interest on borrowings	-	1	-	3

Total interest expense	1,037	1,432	3,396	4,439

NET INTEREST INCOME	3,089	3,396	9,380	10,185

PROVISION FOR LOAN LOSSES	-	100	-	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,089	3,296	9,380	9,835

NON-INTEREST INCOME:
Fees and other service charges	103	104	298	328
Gain on sale of securities available for sale, net	852	8	868	8

Total other-than-temporary impairment losses	(8)	(22)	(33)	(166)
Portion of loss recognized in other comprehensive income, before taxes	1	3	6	44
Net impairment losses recognized in earnings	(7)	(19)	(27)	(122)

Other	129	95	352	281

Total non-interest income	1,077	188	1,491	495

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,475	1,554	4,433	4,652
Data processing	106	107	329	327
Professional services	246	200	690	771
Office occupancy	100	103	292	302
Depreciation	85	87	257	259
Payroll taxes	79	70	267	236
Director compensation	77	89	249	284
Deposit insurance	154	165	473	491
Real estate owned expense	56	166	442	398
Advertising	67	96	223	188
Other	272	299	944	892

Total non-interest expense	2,717	2,936	8,599	8,800

INCOME BEFORE INCOME TAXES	1,449	548	2,272	1,530

INCOME TAXES:
Current expense (benefit)	43	232	(392)	737
Deferred expense (benefit)	721	(144)	1,693	(155)

Total income tax expense	764	88	1,301	582

NET INCOME	$685	$460	$971	$948

BASIC EARNINGS PER SHARE	$0.07	$0.05	$0.10	$0.10

DILUTED EARNINGS PER SHARE	$0.07	$0.05	$0.10	$0.10

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

	(Dollars in Thousands)		(Dollars in Thousands)
Net income	$685	$460	$971	$948

Unrealized holding (loss) gain on available-for-sale securities	(2,117)	215	(2,683)	198
Tax effect	720	(8)	914	(67)
Reclassification adjustment for net gains realized in net income	(852)	(8)	(868)	(8)
Tax effect	290	3	295	3
Reclassification adjustment for other than temporary impairment losses on debt securities	7	19	27	122
Tax effect	(2)	(6)	(9)	(41)
Total Other Comprehensive (Loss) Income	(1,954)	215	(2,324)	207

Comprehensive (Loss) Income	$(1,269)	$675	$(1,353)	$1,155

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	(loss) Income	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2012	$126	$54,610	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					971		971

Other comprehensive loss						(2,324)	(2,324)

Excess tax benefit from stock compensation plans		90					90

Stock option expense		186					186

Recognition and Retention Plan expense		270					270

ESOP shares committed to be released (16,965 shares)		(38)	166				128

BALANCE, June 30, 2013	$126	$55,118	$(2,621)	$(31,625)	$39,195	$(1,041)	$59,152

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Net income					948		948

Other comprehensive income						207	207

Excess tax benefit from stock compensation plans		48					48

Stock option expense		164					164

Recognition and Retention Plan expense		261					261

ESOP shares committed to be released (16,965 shares)		(76)	167				91

BALANCE, June 30, 2012	$126	$54,475	$(2,844)	$(31,625)	$36,579	$2,460	$59,171

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$971	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	350
Depreciation	257	259
Net accretion of premiums/discounts	(508)	(306)
Net accretion of deferred loan fees and costs	(22)	(242)
Impairment charge on investment and mortgage-backed securities	27	122
Share-based compensation expense	546	473
Gain on sale of investment and mortgage-backed securities	(868)	(8)
Loss on sale of real estate owned	46	123
Compensation expense of ESOP	128	91
Deferred income tax benefit (expense)	1,693	(155)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(208)	326
Prepaid expenses and other assets	1,217	467
Accrued interest payable	(1,157)	(554)
Accounts payable and accrued expenses	(788)	(597)
Net cash provided by operating activities	1,334	1,297
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(33,462)	(36,962)
Purchase of investment and mortgage-backed securities available for sale	(16,955)	(22,828)
Loans originated or acquired	(65,025)	(48,312)
Principal collected on loans	33,035	39,915
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	11,798	82,210
Available-for-sale	21,215	20,389
Proceeds from redemptiom of FHLB stock	1,056	61
Proceeds from sale of investment and mortgage-backed securities	16,158	412
Proceeds from sale of loans	9,240	-
Proceeds from sale of real estate owned	1,226	186
Purchase bank owned life insurance	-	(1,147)
Purchases of equipment	(80)	(163)
Net cash (used in) provided by investing activities	(21,794)	33,761
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	2,900	592
Net (decrease) increase in certificates of deposit	(25,546)	2,472
Repayment of advances from Federal Home Loan Bank	(143)	(56)
Increase in advances from borrowers for taxes and insurance	958	794
Excess tax benefit related to stock compensation plans	90	48
Net cash (used in) provided by financing activities	(21,741)	3,850

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,201)	38,908

CASH AND CASH EQUIVALENTS—Beginning of period	81,273	53,829

CASH AND CASH EQUIVALENTS—End of period	$39,072	$92,737
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$4,553	$4,993

Income taxes paid	$-	$1,305
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$282	$223

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania (the “Company”) and the accompanying notes thereto  included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 452,295 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of June 30, 2013, the Company had allocated a total of 175,305 shares from the suspense account to participants and committed to release an additional 11,310 shares.  For the nine months ended June 30, 2013, the Company recognized $128,000 in compensation expense related to the ESOP. At June 30, 2013, 446,376 shares were held in the ESOP.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through June 30, 2013.  The repurchased shares are available for general corporate purposes.  As of June 30, 2013, Prudential Mutual Holding Company (the “MHC”) had purchased 568,000 shares at an average cost of $10.30 per share. These shares remain issued and outstanding.  As of June 30, 2013, 7,478,062 shares were owned by the MHC, 2,540,255 shares had been repurchased by the Company and were held as treasury stock with the remaining 2,545,433 shares owned by public shareholders.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at June 30, 2013.

The Company is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding from the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value per share.  The FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“ FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  The Unaudited Consolidated Statement of Comprehensive Income is included in the financial statements presented herein.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a significant effect on future financial reporting.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as following situations. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a significant effect on future financial reporting.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,

	2013		2012
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$685	$685	$460	$460
Weighted average shares outstanding	9,669,913	9,669,913	9,611,537	9,611,537
Effect of common stock equivalents	-	89,423	-	90,112
Adjusted weighted average shares used in earnings per share computation	9,669,913	9,759,336	9,611,537	9,701,649
Earnings per share - basic and diluted	$0.07	$0.07	$0.05	$0.05

	Nine Months Ended June 30,

	2013		2012
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$971	$971	$948	$948
Weighted average shares outstanding	9,651,415	9,651,415	9,593,196	9,593,196
Effect of common stock equivalents	-	88,522	-	16,047
Adjusted weighted average shares used in earnings per share computation	9,651,415	9,739,937	9,593,196	9,609,243
Earnings per share - basic and diluted	$0.10	$0.10	$0.10	$0.10

At June 30, 2013 and 2012, there were anti-dilutive shares of 565,369 and 442,400, respectively.  The exercise price for the stock options representing the anti-dilutive shares ranged from $7.25 to $11.17.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the nine months ended June 30, 2013:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of October 1, 2012	$1,283
Other comprehensive loss before reclassification	(1,769)
Amount reclassified from accumulated other comprehensive income	(555)
Total other comprehensive loss	(2,324)
Balance as of June 30, 2013	$(1,041)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2013:

	Three Months	Nine Months
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (Loss) (a)	Income (Loss) (a)	Presented

Unealized gains on available for sale securities
	$852	$868	Gain on sale of securities avaiable for sale
	(290)	(295)	Income taxes
	(7)	(27)	Net impairment losses recognized in earnings
	2	9	Income taxes
	$557	$555	Net of tax

(a) Amounts in parentheses indicate debits to net income.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,985	$-	$(1,394)	$17,591
Mortgage-backed securities - U.S. government agencies	22,444	251	(553)	22,142
Mortgage-backed securities - non-agency (1)	3,508	202	(115)	3,595
Total debt securities available for sale	44,937	453	(2,062)	43,328

FHLMC preferred stock	6	30	-	36

Total securities available for sale	$44,943	$483	$(2,062)	$43,364

Securities Held to Maturity:
U.S. government and agency obligations	$69,934	$650	$(3,648)	$66,936
Mortgage-backed securities - U.S. government agencies	14,858	1,252	(59)	16,051

Total securities held to maturity	$84,792	$1,902	$(3,707)	$82,987

(1) Includes impaired securities.

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$13,994	$110	$(1)	$14,103
Mortgage-backed securities - U.S. government agencies	45,722	2,040	-	47,762
Mortgage-backed securities - non-agency	4,308	137	(342)	4,103
Total debt securities available for sale	64,024	2,287	(343)	65,968

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$64,030	$2,288	$(343)	$65,975

Securities Held to Maturity:
U.S. government and agency obligations	$44,475	$1,333	$(9)	$45,799
Mortgage-backed securities - U.S. government agencies	18,635	1,967	-	20,602

Total securities held to maturity	$63,110	$3,300	$(9)	$66,401

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,394)	$17,591	$-	$-	$(1,394)	$17,591
Mortgage-backed securities - U.S. government agencies	(553)	18,091	-	-	(553)	18,091
Mortgage-backed securities - non-agency	(9)	512	(106)	594	(115)	1,106

Total securities available for sale	$(1,956)	$36,194	$(106)	$594	$(2,062)	$36,788

Securities Held to Maturity:
U.S. government and agency obligations	$(3,648)	$54,935	$-	$-	$(3,648)	$54,935
Mortgage-backed securities - U.S. government agencies	(59)	2,387	-	-	(59)	2,387

Total securities held to maturity	$(3,707)	$57,322	$-	$-	$(3,707)	$57,322

Total	$(5,663)	$93,516	$(106)	$594	$(5,769)	$94,110

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

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the nine months ended June 30, 2013 of the amounts recognized in earnings related to credit losses on securities on which the Company has recorded OTTI charges through earnings and comprehensive income (loss).

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2012	$2,103

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	27

Credit component of OTTI as of June 30, 2013	$2,130

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At June 30, 2013, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of 28 securities having an aggregate depreciation of $5.0 million or 6.8% from the Company’s amortized cost basis.  There were no securities in a gross unrealized loss for more than 12 months at such date.  The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

U.S. Agency Issued Mortgage-Backed Securities - At June 30, 2013, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for less than 12 months was $612,000 or 2.9% from the Company’s amortized cost basis and consisted of one security.  There were no securities in a gross unrealized loss position in the category of experiencing a gross unrealized loss for more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of the Company’s entire investment in a mutual fund and at June 30, 2013 includes 50 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the nine months ended June 30, 2013, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $33,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to  real estate markets that have experienced significant declines in real estate values such as California, Nevada, Arizona and Florida. Consequently, an additional OTTI charge was deemed to be warranted as of June 30, 2013. Of the recorded charge, a total of $27,000 was concluded to be credit related and recognized currently in earnings and $6,000 was concluded to be attributable to other factors and recognized in accumulated other comprehensive income.

As of June 30, 2013, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $115,000 in gross unrealized losses related to this part of the portfolio, eight securities had been in a loss position for longer than 12 months while eightsecurities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$3,000	$3,014	$-	$-
Due after one through five years	-	-	-	-
Due after five through ten years	11,498	11,656	1,999	1,892
Due after ten years	55,436	52,266	16,986	15,699

Total	$69,934	$66,936	$18,985	$17,591

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2013	2012
	(Dollars in Thousands)
One-to-four family residential	$248,188	$222,793
Multi-family residential	5,783	5,051
Commercial real estate	18,951	19,333
Construction and land development	11,796	14,873
Commercial business	592	632
Consumer	457	523

Total loans	285,767	263,205

Undisbursed portion of loans-in-process	(1,618)	(1,629)
Deferred loan fees, net	1,676	989
Allowance for loan losses	(2,651)	(1,881)

Net loans	$283,174	$260,684

The following table summarizes the loans individually evaluated for impairment by loan segment at June 30, 2013:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$12,211	$388	$2,811	$1,198	$-	$10	$16,618
Collectively evaluated for impairment	235,977	5,395	16,140	10,598	592	447	269,149
Total loans	$248,188	$5,783	$18,951	$11,796	$592	$457	$285,767

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2012:

	One- to four-			Construction
	family	Multi-family	Commercial real	and land	Commercial
	residential	residential	estate	development	business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$25,440	$916	$1,679	$2,573	$-	$-	$30,608
Collectively evaluated for impairment	197,353	4,135	17,654	12,300	632	523	232,597
Total loans	$222,793	$5,051	$19,333	$14,873	$632	$523	$263,205

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates for potential impairment all construction loans, commercial real estate and commercial business loans and all loans 90 plus days delinquent as to principal and/or interest.   Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.  On collateral based loans, any portion of the loan deemed uncollectible is charged-off against the loan loss allowance.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$12,211	$12,211	$12,211
Mult-family residential	-	-	388	388	388
Commercial real estate	-	-	2,811	2,811	2,811
Construction and land development	-	-	1,198	1,198	1,198
Consumer	10	10	-	10	10
Total Loans	$10	$10	$16,608	$16,618	$16,618

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
		(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$25,440	$25,440	$25,440
Multi-family residential	-	-	916	916	916
Commercial real estate	-	-	1,679	1,679	1,679
Construction and land development	-	-	2,573	2,573	2,573
Total Loans	$-	$-	$30,608	$30,608	$30,608

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2013
	Average	Income	Income
	Recorded	Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$13,622	$115	$2
Multi-family residential	561	7	-
Commercial real estate	2,614	8	2
Construction and Land Development	1,295	22	-
Consumer	6	-	-
Total loans	$18,098	$152	$4

	Nine Months Ended June 30, 2013
	Average	Income	Income
	Recorded	Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$17,117	$440	$71
Multi-family residential	793	40	-
Commercial real estate	1,917	38	14
Construction and Land Development	1,585	85	-
Consumer	2	-
Total loans	$21,414	$603	$85

	Three Months Ended June 30, 2012
	Average	Income	Income
	Recorded	Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$24,243	$228	$104
Multi-family residential	306	-	-
Commercial real estate	500	4	-
Construction and Land Development	2,770	15	-
Total loans	$27,819	$247	$104

	Nine Months Ended June 30, 2012
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One‐to four‐family residential	$15,646	$330	$265
Multi‐family residential	67	‐	‐
Commercial real estate	735	12	‐
Construction and Land Development	2,842	44	‐
Total loans	$19,290	$386	$265

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

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Company’s risk rating system as applied to the loan portfolio.  The Company had no loans classified as “doubtful” or “loss” at either of the dates presented.

	June 30, 2013
	Pass		Special Mention	Substandard		Doubtful		Total Loans
	(Dollars in Thousands)
One‐to four‐family residential	$	‐	$95	$	‐	$	‐	$95
Multi‐family residential		5,395	‐		388		‐	5,783
Commercial real estate		14,678	1,462		2,811		‐	18,951
Construction and land development		3,264	7,334		1,198		‐	11,796
Commercial business		592	‐		‐		‐	592
		$23,929	$8,891		$4,397	$	‐	$37,217

	September 30, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi‐family residential	$4,135	$-	$916	$-	$5,051
Commercial real estate	17,654	-	1,679	-	19,333
Construction and land development	12,300	-	2,573	-	14,873
Commercial business	632	-	-	-	632
Total loans	$34,721	$-	$5,168	$-	$39,889

The Company evaluates the classification of one-to four- family residential and consumer loans primarily on a pooled basis.  If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	June 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$244,962	$3,131	$248,093
Consumer	447	10	457
Total loans	$245,409	$3,141	$248,550

	September 30, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$209,889	$12,904	$222,793
Consumer	523	-	523
Total loans	$210,412	$12,904	$223,316

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	June 30, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$243,494	$1,720	$2,974	$-	$1,720	$248,188	$3,131
Multi-family residential	5,783	-	-	-	-	5,783	-
Commercial real estate	18,015	-	936	-	-	18,951	2,378
Construction and land development	11,796	-	-	-	-	11,796	-
Commercial business	592	-	-	-	-	592	-
Consumer	447	-	10	-	-	457	10
Total loans	$280,127	$1,720	$3,920	$-	$1,720	$285,767	$5,519

	September 30, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$217,061	$1,108	$4,624	$-	$1,108	$222,793	$12,904
Multi-family residential	5,051	-	-	-	-	5,051	-
Commercial real estate	18,859	233	241	-	233	19,333	597
Construction and land development	14,356	-	517	-	-	14,873	517
Commercial business	632	-	-	-	-	632	-
Consumer	522	1	-	-	1	523	-
Total loans	$256,481	$1,342	$5,382	$-	$1,342	$263,205	$14,018

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

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three and nine month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2013	$801	$7	$175	$1,297	$3	$1	$228	$2,512
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	139	-	-	-	139
Provision (recovery)	(10)	-	-	-	-	10	-	-
ALLL balance at June 30, 2013	$791	$7	$175	$1,436	$3	$11	$228	$2,651

Individually evaluated for impairment	$-	$-	$-	$-	$-	$10	$-	$10
Collectively evaluated for impairment	791	7	175	1,436	3	1	228	2,641

	Nine Months Ended June 30, 2013

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	25	-	-	899	-	-	-	924
Provision (recovery)	90	-	50	(208)	-	10	58	-
ALLL balance at June 30, 2013	$791	$7	$175	$1,436	$3	$11	$228	$2,651

Individually evaluated for impairment	$-	$-	$-	$-	$-	$10	$-	$10
Collectively evaluated for impairment	791	7	175	1,436	3	1	228	2,641

	Three Months Ended June 30, 2012

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2012	$1,577	$101	$169	$922	$4	$1	$276	$3,050
Charge-offs	(34)	-	-	-	-	-	-	(34)
Recoveries	-	-	-	-	-	-	-	-
Provision (recovery)	141	(50)	2	-	-	-	7	100
ALLL balance at June 30, 2012	$1,684	$51	$171	$922	$4	$1	$283	$3,116

Individually evaluated for impairment	$1,259	$-	$-	$-	$-	$-	$-	$1,259
Collectively evaluated for impairment	425	51	171	922	4	1	283	1,857

	Nine Months Ended June 30, 2012

	One- to	Multi-		Construction
	four-family	family	Commercial	and land	Commercial
	residential	residential	real estate	development	business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(295)	-	-	(303)	-	-	-	(598)
Recoveries	-	-	-	-	-	-	-	-
Provision (recovery)	328	44	(50)	(256)	1	-	283	350
ALLL balance at June 30, 2012	$1,684	$51	$171	$922	$4	$1	$283	$3,116

Individually evaluated for impairment	$1,259	$-	$-	$-	$-	$-	$-	$1,259
Collectively evaluated for impairment	425	51	171	922	4	1	283	1,857

The following table summarizes information regarding troubled debt restructurings for both the three and nine months ended June 30, 2013:

Post‐modification
		Pre‐modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investments
(Dollars in Thousands)
Commercial real estate	1	$1,321	$1,321

In January 2013, Prudential Savings Bank  (the “Bank”) completed the sale of five one-to-four family residential loans classified as troubled debt restructurings related to a 133-unit condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment.  In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million.  The new loan was  reported as a troubled debt restructuring during the quarters ended June 30, 2013 and March 31, 2013.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.  There were no other troubled debt restructuring modifications approved during the nine months ended June 30, 2013 or 2012 except for the new loan described above.  In addition, no troubled debt restructurings defaulted during the nine months ended June 30, 2013 or 2012.

6.        DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2013		2012

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$66,910	16.6%	$69,735	16.4%
Interest-bearing checking accounts	35,892	8.9	33,659	7.9
Non-interest bearing checking accounts	3,622	0.9	3,711	0.9
Passbook, club and statement savings	74,664	18.5	71,083	16.7
Certificates maturing in six months or less	70,972	17.6	71,173	16.7
Certificates maturing in more than six months	150,896	37.5	176,241	41.4

Total	$402,956	100.0%	$425,602	100.0%

Certificates of $100,000 and over totaled $75.0 million as of June 30, 2013 and $96.2 million as of September 30, 2012.

7.	INCOME TAXES

  Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2013	2012
Deferred tax assets:	(Dollars in Thousands)
Deposit premium	$-	$20
Allowance for loan losses	1,964	2,302
Real estate owned expenses	72	301
Nonaccrual interest	108	196
Accrued vacation	89	95
Capital loss carryforward	1,423	1,262
Impairment loss	1,115	1,562
Split dollar life insurance	22	22
Post-retirement benefits	132	135
Unrealized loss on available for sale securities	522	-
Employee benefit plans	402	386

Total deferred tax assets	5,849	6,281
Valuation allowance	(2,538)	(2,046)
Total deferred tax assets, net of valuation allowance	3,311	4,235

Deferred tax liabilities:
Unrealized gain on available for sale securities	-	661
Property	488	526
Deferred loan fees	569	299
Total deferred tax liabilities	1,057	1,486
Net deferred tax asset	$2,254	$2,749

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized  through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013.  The valuation allowance totaled $2.5 million at June 30, 2013.  The gross deferred tax assets related to impairment losses and capital loss carryforwards decreased in the aggregate by $286,000 during the nine months ended June 30, 2013, primarily due to the sale of available-for-sale securities during the period, while the corresponding valuation allowance related to these two assets increased by $492,000, primarily due to an additional $154,000 income tax expense recorded. As a result of the increase in the valuation allowance, the deferred tax assets for impairment losses and the capital loss carryforward are fully reserved for and management believes that on an ongoing basis, our effective tax rate will have less volatility and be within a more normalized range.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of June 30, 2013, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported.  The Company’s federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.	STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million at an average price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases are expected to be made by the RRP Trust under the RRP.  As of June 30, 2013, all the shares had been awarded as part of the RRP.  Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years.  As of June 30, 2013, 141,975 shares had become fully vested and 3,900 shares had been forfeited.  The forfeited shares were awarded during the quarter ended June 30, 2013.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the share price at the grant date multiplied by the number of shares subject to the grant.  During the three and nine months ended June 30, 2013, $114,000 and $339,000, respectively, was recognized in compensation expense for the RRP.  A tax benefit of $39,000 and $69,000 was recognized for the three and nine months ended June 30, 2013.   During the three months and nine months ended June 30, 2012  $97,000 and $292,000, respectively, was recognized in compensation expense for the RRP.  Tax expense of $3,000 was recognized during the three months ended June 30, 2012, while a tax benefit of $31,000 was recognized during the nine months ended June 30, 2012. At June 30, 2013, approximately $546,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s nonvested stock award activity for the nine months ended June 30, 2013 is presented in the following table:

	Nine Months Ended
	June 30, 2013
		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested stock awards at October 1, 2012	72,684	$11.10
Issued	51,166	7.55
Forfeited	(3,900)	8.96
Vested	(35,776)	11.12
Nonvested stock awards at the June 30, 2013	84,174	$9.03

The Company also maintains a Stock Option Plan.  The Stock Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the market value of the common stock on the grant date.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock are available for issuance pursuant to the Stock Option Plan.  As of June 30, 2013, all of the options had been awarded under the Plan.  As of June 30, 2013, 351,093 options were vested and 10,773 had been forfeited. The forfeited shares were awarded during the quarter ended June 30, 2013.

A summary of the status of the Company’s stock options under the Stock Option Plan as of June 30, 2013 and changes during the nine month period ended June 30, 2013 are presented below:

	Nine Months Ended
	June 30, 2013
	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at October 1, 2012	442,400	$11.12
Granted	133,742	7.56
Exercised	-	-
Forfeited	(10,773)	8.90
Outstanding at June 30, 2013	565,369	$10.32
Exercisable at June 30, 2013	351,093	$11.13

The weighted average remaining contractual term was approximately 6.3 years for options outstanding as of June 30, 2013.

The estimated fair value of options granted during fiscal 2013 was $3.15.  The fair value was estimated on the date of grant using the Black-Scholes option pricing model.

During the three and nine months ended June 30, 2013, $78,000 and $207,000, respectively, was recognized in compensation expense for the Stock Option Plan.  Tax benefits of $7,000 and $20,000, respectively, were recognized for the three and nine months ended June 30, 2013.   During the three months and nine months ended June 30, 2012, $61,000 and $183,000, respectively, was recognized in compensation expense.   Tax benefits of $6,000 and $18,000, respectively, were recognized during the three and nine months ended June 30, 2012.  At June 30, 2013, approximately $566,000 in additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.4 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2013, the Company had $17.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.50% to 6.00%.  At September 30, 2012, the Company had $14.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.75% to 6.00%.

The aggregate undisbursed portion of loans-in-process amounted to $1.6 million at both  June 30, 2013 and September 30, 2012.

The Company also had commitments under unused lines of credit of $4.6 million and $6.5 million, respectively, at June 30, 2013 and September 30, 2012 and letters of credit outstanding of $187,000 and $167,000, respectively, at June 30, 2013 and September 30, 2012.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2013, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, operations or cash flows of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and not have a material adverse effect on the financial condition and operations of the Company.

10.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and September 30, 2012, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to June 30, 2013 since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of June 30, 2013 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,591	$-	$17,591
Mortgage-backed securities - U.S. Government agencies	-	22,142	-	22,142
Mortgage-backed securities - Non-agency	-	3,595	-	3,595
FHLMC preferred stock	36	-	-	36
Total	$36	$43,328	$-	$43,364

Those assets as of September 30, 2012 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$14,103	$-	$14,103
Mortgage-backed securities - U.S. Government agencies	-	47,762	-	47,762
Mortgage-backed securities - Non-agency	-	4,103	-	4,103
FHLMC preferred stock	7	-	-	7
Total	$7	$65,968	$-	$65,975

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value of $16.6 million at June 30, 2013.

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

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,618	$16,608
Real estate owned	-	-	676	$676
Total	$-	$-	$17,294	$17,284

	At September 30, 2012
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$30,608	$30,608
Real estate owned	-	-	1,972	$1,972
Total	$-	$-	$32,580	$32,580

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$16,608	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount
	$-	Discounted cash flows	Future cash flows expected	100% discount

Real estate owned	$676	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

	At September 30, 2012
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$30,608	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$1,972	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

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

			Fair Value Measurements at
			June 30, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$39,072	$39,072	$39,072	$-	$-
Investment and mortgage-backed securities available for sale	43,364	43,364	36	43,328	-
Investment and mortgage-backed securities held to maturity	84,792	82,987	-	82,987	-
Loans receivable, net	283,174	288,821	-	-	288,821
Accrued interest receivable	1,869	1,869	1,869	-	-
Federal Home Loan Bank stock	1,183	1,183	1,183	-	-
Bank owned life insurance	7,071	7,071	7,071	-	-

Liabilities:
Checking accounts	38,681	38,681	38,681	-	-
Money market deposit accounts	67,743	67,743	67,743	-	-
Passbook, club and statement savings accounts	74,664	74,664	74,664	-	-
Certificates of deposit	221,868	226,948	-	226,948	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,225	1,225	1,225	-	-
Advances from borrowers for taxes and insurance	2,231	2,231	2,231	-	-

			Fair Value Measurements at
			September 30, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$81,273	$81,273	$81,273	$-	$-
Investment and mortgage-backed securities available for sale	65,975	65,975	7	65,968	-
Investment and mortgage-backed securities held to maturity	63,110	66,401	-	66,401	-
Loans receivable, net	260,684	266,699	-	-	266,699
Accrued interest receivable	1,661	1,661	1,661	-	-
Federal Home Loan Bank stock	2,239	2,239	2,239	-	-
Bank owned life insurance	6,919	6,919	6,919	-	-

Liabilities:
Checking accounts	37,370	37,370	37,370	-	-
Money market deposit accounts	69,735	69,735	69,735	-	-
Passbook, club and statement savings accounts	71,083	71,083	71,083	-	-
Certificates of deposit	247,414	252,479	-	252,479	-
Advances from Federal Home Loan Bank	483	484	484	-	-
Accrued interest payable	2,382	2,382	2,382	-	-
Advances from borrowers for taxes and insurance	1,273	1,273	1,273	-	-

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

Overview. Prudential Bancorp, Inc. of Pennsylvania (the “Company”) was formed by Prudential Savings Bank (the “Bank”) in connection with the Bank’s reorganization into the mutual holding company form of organization in 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company , you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 1 hereof as well as in Note 2 to our audited consolidated financial statements included in the Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of June 30, 2013 or September 30, 2012.

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

Market Overview. Although economy has shown improvement during 2012 and 2013,  we still view the current environment as challenging.

The Company continues to focus on the credit quality of its customers,  closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

Despite the current market and economic conditions, the Company continues to maintain capital well in excess of regulatory requirements.

The following discussion provides further details on the financial condition of the Company at June 30, 2013 and September 30, 2012, and the results of operations for the three and nine month periods ended June 30, 2013 and 2012.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND SEPTEMBER 30, 2012

At June 30, 2013, we had total assets of $466.0 million, as compared to $490.5 million at September 30, 2012. The primary reasons for the $24.5 million decrease in assets during the first nine months of fiscal 2013 were a $42.2 million decrease in cash and cash equivalents as well as a $22.6 million decrease in investment and mortgage-backed securities available for sale. These decreases were partially offset by increases of $22.5 million and $21.7 million in our net loans receivable and investment and mortgage-backed securities held to maturity, respectively, reflecting the deployment of our cash and cash-equivalents as well as the proceeds from the call and sale of investment and mortgage-backed securities to fund the origination of loans, primarily one-to four-family residential mortgage loans, as well as the purchase of investment and mortgage-backed securities held to maturity. The decline in cash and cash equivalents also reflected the use of such assets to fund our deposit outflows described below. For the nine months ended June 30, 2013, we originated a total of $65.0 million of loans, including $21.5 million during the three months ended June 30, 2013, of which $58.2 million consisted of one-to four-family residential mortgage loans. Of the $58.2 million single-family residential loans originated, $16.7 million consisted of hybrid loans that have fixed interest rates for the initial five, seven or ten years and then adjust annually thereafter by reference to an index plus a margin.

Total liabilities decreased to $406.9 million at June 30, 2013 from $430.7 million at September 30, 2012. The $23.8 million decrease in total liabilities was primarily due to a $22.7 million decrease in deposits. The decrease in deposits primarily reflects our determination to let certain higher costing certificates of deposit run-off as part of our asset/liability management strategy. The deposit outflows experienced during the nine months ended June 30, 2013 were funded from cash and cash equivalents.

Total stockholders’ equity decreased by $679,000 to $59.2 million at June 30, 2013 from $59.8 million at September 30, 2012. The decline reflected the $2.3 million decrease from an unrealized gain on our available for sale securities of $1.2 million at September 30, 2012 to a $1.0 million unrealized loss on such securities reflecting in part the effects of the sale of securities discussed below combined with the decline in the market value remaining available for sale securities in the portfolio due to changes in market rates as of June 30, 2013. Such decline was partially offset by the recognition of net income of $971,000 for the nine months ended June 30, 2013 as well as an increase of $674,000 in our equity associated with the stock benefit plans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Net income.  Net income amounted to $685,000 for the quarter ended June 30, 2013 as compared to $460,000 for the comparable period in 2012.  For the nine months ended June 30, 2013, the Company recognized net income of $971,000 as compared to net income of $948,000 for the comparable period in 2012.  The increased level of earnings for both three and nine month periods ended June 30, 2013 was primarily due to gains on the sale of investment and mortgage-backed securities.

Net interest income.  For the three months ended June 30, 2013, net interest income decreased $307,000 or 9.0% to $3.1 million as compared to $3.4 million for the same period in fiscal 2012. The decrease was due to a $702,000 or 14.5% decrease in interest income which was partially offset by a $395,000 or 27.6% decrease in interest expense.  The decrease in interest income resulted from a 41 basis point decrease to 3.62% in the weighted average yield earned on interest-earning assets combined with a $22.0 million or 4.6% decrease to $457.7 million in the average balance of interest-earning assets for the three months ended June 30, 2013, as compared to the same period in fiscal 2012.  The decrease in the weighted average yield earned was primarily due to the reinvestment of the proceeds from called or sold investment and mortgage-backed securities and the origination of new loans at lower current market rates of interest.  The decrease in the average balance reflected the use of cash and cash equivalents to fund the outflow of higher costing deposits, primarily certificates of deposit.  The decrease in interest expense resulted primarily from a 30 basis point decrease to 1.02% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the year combined with a $25.7 million or 5.9% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the three months ended June 30, 2013, as compared to the same period in 2012.  As with the nine months ended June 30, 2013 discussed below, the decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on our cost of funds as deposits repriced downward as well as our continued implementation of our asset/liability strategies designed to reduce our use of higher costing certificates of deposit as a funding source.

For the nine months ended June 30, 2013, net interest income decreased $805,000 or 7.9% to $9.4 million as compared to $10.2 million for the same period in fiscal 2012. The decrease was due to a $1.8 million or 12.6% decrease in interest income partially offset by a $1.0 million or 23.5% decrease in interest expense.  The decrease in interest income resulted from a 37 basis point decrease to 3.62% in the weighted average yield earned on interest-earning assets combined with an $18.5 million or 3.9% decrease in the average balance of interest-earning assets for the nine months ended June 30, 2013 as compared to the same period in fiscal 2012.  The decrease in the weighted average yield earned was primarily due to the reinvestment of the proceeds from called or sold investment and mortgage-backed securities and the origination of new loans at lower current market rates of interest.  The decrease in the average balance reflected the use of cash and cash equivalents, including proceeds from the call, maturity or sale of investment and mortgage-backed securities, to fund the outflow of higher costing deposits, primarily certificates of deposit, as part of our asset/liability management strategy and interest rate risk management.  The decrease in interest expense resulted primarily from a 26 basis point decrease to 1.10% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the year combined with an $18.1 million or 4.2% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the nine months ended June 30, 2013, as compared to the same period in fiscal 2012.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on our cost of funds as deposits repriced downward as well as our continued implementation of our asset/liability strategies designed to reduce our use of higher costing certificates of deposit as a funding source.

For the three months ended June 30, 2013, the net interest margin was 2.71%, as compared to 2.83% for the same period in fiscal 2012 while for the nine months ended June 30, 2013, the net interest margin was 2.72% as compared to 2.83% for the same period in 2012. The decrease in the net interest margin for the fiscal 2013 periods was consistent with the decline in net interest income as the yields on interest-earning assets declined to a greater degree than the rates paid on interest-bearing liabilities due to the already low level of our cost of funds.

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

	Three Months
	Ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$92,209	$566	2.46%	$80,634	$527	2.61%
Mortgage-backed securities	46,862	405	3.47	96,401	985	4.09
Loans receivable(2)	279,172	3,134	4.50	241,149	3,281	5.44
Other interest-earning assets	39,458	21	0.21	61,501	35	0.23
Total interest-earning assets	457,701	4,126	3.62	479,685	4,828	4.03
Cash and non-interest-bearing balances	2,639			2,616
Other non-interest-earning assets	15,922			17,531
Total assets	$476,262			$499,832
Interest-bearing liabilities:
Savings accounts	$76,571	63	0.33	$70,284	100	0.57
Money market deposit and NOW accounts	100,623	88	0.35	103,346	118	0.46
Certificates of deposit	229,933	885	1.54	259,200	1,212	1.87
Total deposits	407,127	1,036	1.02	432,830	1,430	1.32
Advances from Federal Home Loan Bank	340	-	0.00	523	1	0.76
Advances from borrowers for taxes and insurance	1,692	1	0.24	1,392	1	0.29
Total interest-bearing liabilities	409,159	1,037	1.02	434,745	1,432	1.32
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,449			4,273
Other liabilities	3,946			1,392
Total liabilities	416,554			440,410
Stockholders’ equity	59,708			58,740
Total liabilities and stockholders’ equity	$476,262			$499,150
Net interest-earning assets	$50,575			$44,940
Net interest income; interest rate spread		$3,089	2.60%		$3,396	2.71%
Net interest margin(3)			2.71%			2.84%

Average interest-earning assets to average interest-bearing liabilities		111.86%			110.34%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$83,415	$1,594	2.55%	$85,915	$1,731	2.69%
Mortgage-backed securities	57,820	1,583	3.66	91,713	3,004	4.37
Loans receivable(2)	273,416	9,522	4.66	239,689	9,800	5.45
Other interest-earning assets	46,411	77	0.22	62,232	89	0.19
Total interest-earning assets	461,062	12,776	3.70	479,549	14,624	4.07
Cash and non-interest-bearing balances	2,571			2,753
Other non-interest-earning assets	16,214			17,906
Total assets	$479,847			$500,208
Interest-bearing liabilities:
Savings accounts	$72,050	182	0.34	$69,829	324	0.62
Money market deposit and NOW accounts	100,780	269	0.36	104,069	391	0.50
Certificates of deposit	238,965	2,941	1.65	259,455	3,717	1.91
Total deposits	411,795	3,392	1.10	433,353	4,432	1.36
Advances from Federal Home Loan Bank	353	-	0.00	547	3	0.36
Advances from borrowers for taxes and insurance	1,798	4	0.30	1,483	4	1.36
Total interest-bearing liabilities	413,946	3,396	1.10	435,383	4,439	1.36
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	3,362			4,041
Other liabilities	3,192			2,577
Total liabilities	420,500			442,457
Stockholders’ equity	59,347			58,207
Total liabilities and stockholders’ equity	$479,847			$500,397
Net interest-earning assets	$47,116			$44,166
Net interest income; interest rate spread		$9,380	2.60%		$10,185	2.71%
Net interest margin(3)			2.72%			2.83%

Average interest-earning assets to average interest-bearing liabilities		110.46%			110.14%

(1)	Yields and rates for the nine month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

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

The Company determined that a provision for loan loss was not required for the three or nine month periods ended June 30, 2013, while the Company established a provision for loan losses of $100,000 for the quarter ended June 30, 2012 and $350,000 for the nine month period ended June 30, 2012.  No provisions were deemed necessary for the 2013 periods as recoveries of $139,000 and $924,000 were recognized during the three and nine month periods ended June 30, 2013, respectively. Included in the recoveries for the nine month period was $899,000 related to a previously fully charged-off construction loan which increased the loan loss allowance to an amount deemed sufficient to address the inherent risk and known losses associated with the loan portfolio.  At June 30, 2013, the Company’s non-performing assets totaled $6.2 million or 1.3% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012.  Non-performing assets included $5.5 million in non-performing loans of which $3.1 million consisted of one-to four-family residential loans and $2.4 million were commercial real estate loans.  Non-performing assets also included three one-to four- family residential real estate owned properties totaling $676,000, all of which are being marketed for sale.  The decrease in non-performing assets during the nine months ended June 30, 2013 was primarily due to the January 2013 sale of a group of loans related to a condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment.  In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million.  The new loan was classified as a troubled debt restructuring and is included in the $6.2 million of non-performing assets described above.  The new loan is performing in accordance with its terms but is on non-accrual due to its status as a recently originated troubled debt restructured loan.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.

At June 30, 2013, we had $1.7 million of loans delinquent 30-89 days as to interest and/or principal.  Such amount consisted of nine loans, all of which were one-to four-family residential mortgage loans.

Our total classified loans and real estate owned at June 30, 2013 amounted to $17.3 million as compared to $30.6 million at September 30, 2012. All of such assets were classified “substandard” and consisted of 65 loans and three real estate owned properties. We did not have any assets classified as “doubtful” or “loss” at either of such dates.  At June 30, 2013, we also had a total of six loans aggregating $8.9 million that had been designated “special mention.” All of the loans so designated related to various projects with one borrower which were downgraded due to concerns with respect to future cash flows of the involved projects. We are in discussions with the borrower to explore various alternatives available to improve the various projects’ cash flow situation. At September 30, 2012, we had no assets designated “special mention.”

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned). At neither date did the Company have any accruing loans 90 days or more past due.

(Dollars in Thousands)	June 30, 2013	September 30, 2012
Non-accruing loans:
One-to four family residential	$3,131	$12,904 (1)
Commercial real estate	2,378 (1)	597
Construction and land development	-	517
Consumer	10	-
Total non-accruing loans	5,519	14,018
Real estate owned, net: (2)	676	1,972
Total non-performing assets	$6,195	$15,990

Total non-performing loans as a percentage of loans, net	1.95%	5.38%
Total non-performing loans as a percentage of total assets	1.33%	2.86%
Total non-performing assets as a percentage of total assets	1.33%	3.26%

(1)
 Includes at September 30, 2012, $8.1 million of troubled debt restructurings consisting of five loans to the same borrower related the 133-unit condominium project. At June 30, 2013 on $1.3 million troubled debt restructuring.

(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The allowance for loan losses totaled $2.6 million, or 0.9% of total loans and 48.3% of non-performing loans at June 30, 2013 as compared to $1.9 million, or 0.7% of total loans and 13.4% of non-performing loans at September 30, 2012.

Non-interest income. With respect to the quarter ended June 30, 2013, non-interest income amounted to $1.0 million as compared to $188,000 for the same quarter in fiscal 2012. Non-interest income amounted to $1.5 million for the nine months ended June 30, 2013 compared with $495,000 for the same period in fiscal 2012.  For both of the fiscal 2013 periods, the primary reason for the increase in non-interest income related to the recognition of $842,000 (pre-tax) in gains on sale of securities. During the quarter ended June 30, 2013, we sold approximately $15.0 million of investment and mortgage-backed securities with a weighted average yield of 3.36%. The sale was undertaken to both preserve a portion of our $1.4 million deferred tax asset related to a capital loss generated in 2008 in connection with the redemption of our entire investment in a mutual fund as well as to mitigate the significant level of prepayment risk existing in the investment and mortgage-backed securities portfolios in the current interest rate environment. To a lesser degree, the increase in non-interest income reflected the effect of decreases in the other-than-temporary impairment charges related to non-agency mortgage-backed securities that we received as a result of the redemption in kind of our investment in a mutual fund noted above.

Non-interest expenses.  For the three months ended June 30, 2013, non-interest expense decreased $219,000 to $2.7 million as compared to the same quarter in fiscal 2012. The primary reasons for the decline in non-interest expense were the declines in salary and employee benefit expense and real estate owned expense, offset in part by increased professional services expense related among other things, to the continued resolution of asset quality issues. For the nine months ended June 30, 2013, non-interest expense decreased $201,000 to $8.6 million compared to the same period in the prior year. The decrease for the nine months ended June 30, 2013 was primarily due to decreases in salary and employee benefit expense and professional services expense partially offset by, among other things, modest increases in advertising expense and real estate owned expense.

Income tax expense. We recorded income tax expense for the three months ended June 30, 2013 of $764,000, compared to income tax expense of $88,000, for the three months ended June 30, 2012.  For the nine months ended June 30, 2013 we incurred income tax expense of $1.3 million as compared to $582,000 for the same period in fiscal 2012. Income tax expense for the 2013 periods was adversely impacted by the decline in available unrealized capital gains resulting in an increase in the valuation allowance recognized in the 2012 and 2013 periods related to the deferred tax asset for the capital loss carryforward created in connection with the redemption in kind referenced above of our entire investment in a mutual fund.  As of June 30, 2013, the valuation allowance related to the capital loss carryforward was increased by $154,000 to become fully reserved.  As a result, management believes that on an ongoing basis, the Company’s effective tax rate will have less volatility and be within a more normalized range.  The increases in income tax expense also reflected the significant increase in net income before taxes in both the nine and three months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2013, our cash and cash equivalents amounted to $39.1 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $43.4 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2013, the Company had $17.6 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $4.6 million and letters of credit outstanding of $187,000 at June 30, 2013.  Certificates of deposit at June 30, 2013 maturing in one year or less totaled $115.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  However, use of FHLB advances has been modest.  At June 30, 2013, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $140.0 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2013 and September 30, 2012 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2013:
Tier 1 capital (to average assets)
The Company	12.64%	4.0%	N/A
The Bank	11.87%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
The Company	27.59%	4.0%	N/A
The Bank	25.91%	4.0%	6.0%

Total capital (to risk-weighted assets)
The Company	28.80%	8.0%	N/A
The Bank	27.12%	8.0%	10.0%

September 30, 2012:
Tier 1 capital (to average assets)
Company	11.73%	4.0%	N/A
Bank	10.95%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	27.51%	4.0%	N/A
Bank	25.69%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	28.39%	8.0%	N/A
Bank	26.57%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.0% to 31.6%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 22.1%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$4,498	$14,022	$9,077	$6,480	$95,656	$129,733
Loans receivable(3)	23,856	40,918	83,642	50,901	84,831	284,148
Other interest-earning assets(4)	40,255	-	-	-	-	40,255
Total interest-earning assets	$68,609	$54,940	$92,719	$57,381	$180,487	$454,136

Interest-bearing liabilities:
Savings accounts	$2,118	$5,124	$10,170	$9,327	$48,756	$75,495
Money market deposit and NOW accounts	3,896	11,688	23,292	17,492	45,603	101,971
Certificates of deposit	39,691	76,096	57,623	48,458	-	221,868
Advances from Federal Home Loan Bank	-	-	340	-	-	340
Advances from borrowers for taxes and insurance	2,231	-	-	-	-	2,231
Total interest-bearing liabilities	$47,936	$92,908	$91,425	$75,277	$94,359	$401,905

Interest-earning assets less interest-bearing liabilities	$20,673	($37,968)	$1,294	($17,896)	$86,128	$52,231

Cumulative interest-rate sensitivity gap (5)	$20,673	($17,295)	($16,001)	($33,897)	$52,231

Cumulative interest-rate gap as a percentage of total assets at June 30, 2013	4.44%	-3.71%	-3.43%	-7.27%	11.21%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2013	143.13%	87.72%	93.11%	88.98%	113.00%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of June 30 2013 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$49,510	$(35,155)	(41.52)%	12.10%	(5.82)%
200	61,688	(22,977)	(27.14)%	14.34%	(3.58)%
100	74,064	(10,601)	(12.52)%	16.39%	(1.53)%
Static	84,665	-	-	17.92%	-
(100)	88,983	4,318	5.10%	18.27%	0.35%
(200)	87,592	2,927	3.46%	17.74%	(0.18)%
(300)	88,753	4,088	4.83%	17.70%	(0.22)%

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company or purchases of common stock by the MHC during the quarter ended June 30, 2013.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	August 14, 2013	By: /s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date:	August 14, 2013	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer
52